Form 10-K
period 2005-07-31
Diamond Foods Inc
filed 2005-10-27
CIK 1320947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File No.: 000-51439
DIAMOND FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20-2556965 (IRS Employer Identification No.)

1050 South Diamond Street Stockton, California (Address of Principal Executive Offices)	95205-7087 (Zip Code)

209-467-6000 (Telephone No.)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Name of exchange on which
Title of each class:	registered:

Common Stock, $0.001 par value Series A Junior Preferred Stock Purchase Right	Nasdaq National Market Nasdaq National Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
There was no established public trading market for the registrant’s common stock as of the last business day of the registrant’s most recently completed fiscal second quarter. Aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price of $16.60 per share as reported on the Nasdaq National Market on October 20, 2005: $247,626,980
Number of shares of common stock outstanding as of October 20, 2005: 15,555,506
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     The statements contained in this Annual Report regarding our future financial and operating performance and results, business strategy, market prices, future commodity prices, plans and forecasts and other statements that are not historical facts are forward-looking statements. We have based these forward-looking statements on our assumptions, expectations, and projections about future events only as of the date of this Annual Report.
     We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and other similar expressions to identify forward-looking statements many of which discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. These forward-looking statements also involve many risks and uncertainties that could cause actual results to differ from our expectations in material ways. Please refer to the risks and uncertainties discussed in the section titled “Risk Factors.” You also should carefully consider other cautionary statements elsewhere in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us during our 2006 fiscal year. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
PART I
Item 1. Business
Overview
     Diamond Foods, Inc. was incorporated in Delaware in 2005 as the successor to Diamond Walnut Growers, Inc., a member-owned California agricultural cooperative association. In July 2005, Diamond Walnut Growers, Inc. merged with and into Diamond Foods, Inc., converted from a cooperative association to a Delaware corporation and completed an initial public offering of Diamond Foods, Inc.’s common stock. The terms “Diamond Foods,” “Company,” “Registrant,” “we,” “us” and “our” mean Diamond Foods, Inc. and its subsidiaries unless the context indicates otherwise.
     We are a branded food company specializing in processing, marketing and distributing culinary, snack, in-shell and ingredient nuts. Our company was founded in 1912 and has a strong heritage in the walnut market under the Diamond of California brand. We intend to expand our existing business, and to continue to introduce new higher-value branded products in our culinary and snack businesses, including snack nuts marketed under our Emerald of California brand name. Our products include walnuts, pine nuts, pecans, peanuts, macadamia nuts, hazelnuts, cashews, Brazil nuts and almonds. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries.
     We have four product lines:
Culinary. We sell culinary nuts under the Diamond of California brand in grocery store baking and produce aisles and through mass merchandisers and club stores. Culinary nuts are marketed to individuals who prepare meals or baked goods at home and who value fresh, high-quality products.

Snack. We sell roasted, glazed and flavored snack nut products in innovative resealable containers under the Emerald of California brand. These products are typically available in grocery store snack aisles, mass merchandisers, convenience stores, drug stores, and other places where snacks are sold.

In-shell. We sell in-shell nuts under the Diamond of California brand, primarily during the winter holiday season. These products are typically available in grocery store produce sections, mass merchandisers, and club stores.

Ingredient/Food Service. We market ingredient and food service nuts under the Diamond of California brand to food processors, restaurants, bakeries and food service companies and their suppliers. Our institutional and industrial customers use our standard or customer-specified products to add flavor and enhance nutritional value and texture in their product offerings.

     Our net sales were as follows (in millions):

	Year Ended July 31, 2005			Year Ended July 31, 2004			Year Ended July 31, 2003
	North	Inter-			Inter-			Inter-
	America	national	Total	North America	national	Total	North America	national	Total
Culinary	$164.2	$21.0	$185.2	$142.0	$15.3	$157.3	$113.3	$12.2	$125.5
Snack	21.5	—	21.5	7.1	—	7.1	3.1	—	3.1
In-shell	42.8	42.3	85.1	38.4	39.5	77.9	37.4	32.8	70.2

Total retail	228.5	63.3	291.8	187.5	54.8	242.3	153.8	45.0	198.8
Ingredient/food service	107.0	59.2	166.2	71.0	41.5	112.5	74.6	31.1	105.7
Other	4.5	—	4.5	4.9	—	4.9	4.0	—	4.0

Total	$340.0	$122.5	$462.5	$263.4	$96.3	$359.7	$232.4	$76.1	$308.5

     Sales to SAM’s Club and Wal-Mart combined accounted for approximately 17% of our net sales for the year ended July 31, 2005. No other single customer accounted for more than 10% of our net sales for the year ended July 31, 2005.
Our Strategy
     Our goal is to continue to grow our revenues by increasing our market share in the snack nut category, while strengthening our position as the number one marketer and distributor of culinary nuts. In addition, we intend to expand our profit margins by introducing higher-margin products and reducing costs. To achieve these goals we intend to:
     Increase market share in the snack nut industry. We plan to promote our broad line of snack nut products aggressively, by investing in creative advertising, marketing and promotional programs. We believe our continued investments in national advertising campaigns will help differentiate our products and improve our competitive position. National consolidation of retailers has created a need for distribution efficiencies, such as fewer stock keeping units, or SKUs, conservation of warehouse space, supply chain support and national merchandising. We are capable of providing these efficiencies. We intend to gain additional market share in the snack nut market, primarily at the expense of regional companies, by exploiting our national brand and presence.
     Improve gross and operating margins. We intend to increase our margins through shifting product mix and investing in capital improvements. Following the national rollout of our Emerald products, we expect a greater proportion of our sales to be represented by higher-margin products. Over time, we also plan to increase sales of products that can achieve higher profit margins, such as our single serve products. We plan to invest capital for projects that lower our costs. We intend to examine the location and function of our processing, storage and distribution facilities and optimize the utilization of these assets. We are also investing in additional processing and packaging equipment. We expect that these investments will increase our production flexibility, enabling us to serve our customers better and improve our margins.
     Expand and improve our distribution channels. We plan to expand existing sales channels and introduce our products in new distribution channels as opportunities arise. We plan to continue the nationwide rollout of our Emerald brand products, particularly by targeting sales through drug stores, mass merchandisers, convenience stores, and club stores. We believe these outlets represent excellent growth opportunities for our snack nut products because they are generally growing faster than traditional grocery stores. We plan to leverage our existing supply chain management capabilities to cost-effectively distribute our products through these new channels.
     Pursue external growth opportunities. In order to maintain and grow our leading market share in culinary nuts and expand our presence in the snack industry, we may make strategic acquisitions, enter into strategic alliances or pursue other external growth opportunities. In particular, we intend to identify opportunities that will allow us to:
introduce new products that are complementary to our existing product lines and are capable of being marketed through our existing production and distribution systems;

build our brand’s value; and

enhance our processing and distribution capabilities to lower our costs.

Principal Products
     We market and sell the following products:

Category	Products		Product Features
Culinary	•	Shelled nuts	•	Whole, sliced, chopped, and ground nuts
	•	Pegboard nuts	•	Package sizes ranging from convenient 2.25-ounce pegboard packages to three-pound bags
	•	Glazed nuts
	•	Harvest Reserve Premium nuts	•	Recipe-ready
			•	Maximum freshness through resealable, atmosphere-controlled packaging
Snack	•	Glazed nuts	•	Unique flavors, including Apple Cinnamon, Butter Toffee, Chocolate Brownie and Pecan Pie
	•	Mixed nuts	•	Package sizes ranging from 0.5-ounce to 12-ounce in tubes, containers, and resealable foil bags
	•	Roasted nuts	•	Innovative, eye-catching packaging and “on-the-go” containers
In-shell	•	Various uncracked nuts, cleaned and/or polished	•	Packaged in-shell
	•	Mixed nuts	•	Various package sizes ranging from one-pound bags to 25-kilogram sacks, with nut sizes ranging from baby to jumbo
Ingredient/ Food Service	•	Shelled and processed nuts	•	Whole, sliced, chopped and ground nuts
	•	Custom-processed nuts	•	Food processor product of uniform size and consistent color
	•	Glazed nuts	•	Various large package sizes tailored for business usage
			•	Flexible processing and packaging operations
     We offer all of our products in an array of packages to meet different market needs. We sell our culinary nut products in packages that are smaller and more convenient to use than our traditional one-pound packages, and have broadened their appeal and differentiated them from our competitors’ products. Our snack nut products are sold in various “on-the-go” package styles, including resealable foil bags and resealable plastic containers. With colorful, eye-catching labels and ergonomically designed, lightweight canisters, our products look and feel different than our competitors’ products, which have traditionally been marketed with understated labels in heavy glass or composite canisters. In addition, we dry roast rather than oil roast our almonds, use our proprietary glazing process for our honey roasted nuts, and incorporate a higher proportion of tree nuts rather than peanuts in our mixed nut products.
Marketing
     We believe that our marketing efforts are fundamental to the success of our business. Advertising and marketing expenses were $23.4 million in 2005, $16.5 million in 2004 and $10.3 million in 2003. Our marketing programs are designed to build consumer awareness of our brands and customer loyalty to our products. We develop marketing strategies specific to each existing or new product line. Our marketing efforts are focused on building brand awareness, attracting new consumers, and increasing consumption of nuts. In order to maintain good customer relationships, these efforts are designed to establish a premium value proposition to minimize the impact on our customers’ private label sales. Marketing to ingredient/food service customers is focused on trade-oriented activities.
     Our consumer-targeted marketing campaigns include television and print advertisements, coupons, co-marketing arrangements with complementary consumer product companies and co-op advertising with select retail customers. Our television advertising airs on national network and cable channels to gain greater efficiency and reach, and often features key sport venues suited to our product demographic such as the Superbowl, the Olympics, the NFL, Major League Baseball, and the U.S. Open. We design and provide point-of-purchase displays and product dispensers for use by our retail customers. These displays, and other shelving and pegboard displays, help ensure that our products are promoted in a consistent, eye-catching manner. They also enable us to make our products available for sale in multiple locations in a store, often outside of the baking and snack aisles, thus increasing impulse purchase opportunities. Our public relations and event sponsorship efforts are an important component of our overall marketing and brand awareness strategy. Our public relations efforts include distribution of free consumer publications designed to educate consumers about diet, health and the convenience and versatility of nuts as both a snack and recipe ingredient. We also conduct news media outreach programs and use our websites for product promotion and consumer entertainment. We offer samples and reach out to health-oriented consumers by sponsoring athletic events such as marathons, other running events and a college football bowl game, the Emerald Bowl. In addition, we have been the official nut supplier to the U.S. Olympic team for the past five years.

     Promotional activities associated with our ingredient/food service products include attending regional and national trade shows, trade publication advertising, and customer-specific marketing efforts. These promotional efforts highlight our commitment to quality assurance, our processing and storage capabilities, and product customization. We enter into co-branding arrangements with customers, such as McDonalds, Old Colony Baking and Pillsbury, where the producer of another branded product indicates on the package that Diamond of California brand products are an ingredient.
Sales and Distribution
     We market our consumer products through our sales personnel directly to large, national grocery, mass merchandiser, club stores, convenience stores, and drug store chains. Our sales department also oversees a network of over 170 independent brokers and various independent distributors and suppliers to regional grocery store chains and convenience stores.
     We distribute our products from our California, Alabama, and Illinois production facilities, and from leased warehouse and distribution facilities located in California, Colorado, Florida, Georgia, Illinois, Indiana, Massachusetts, Michigan, New Jersey, Pennsylvania, Texas and Wisconsin. Our sales administration and logistics department manages the administration and fulfillment of customer orders. The majority of our products are shipped from our production, warehouse and distribution facilities by contract and common carriers.
Product Development and Production
     We develop our products through an arrangement with Mattson & Company, an independent food product development firm. This arrangement enables us to use top-quality talent to develop innovative products quickly, particularly for our snack nut product line, while minimizing product development costs. Our management team works closely with Mattson & Company throughout all phases of new product development. Development of a new product typically takes approximately 3 to 9 months from inception of the idea to the time when the product is first made available for retail sale.
     Once new products have been identified and developed, our internal production staff manages the process from inception to large-scale production and is responsible for consistently delivering high-quality products to market. We process and package most of our products at our Stockton, California, Robertsdale, Alabama and Lemont, Illinois facilities. Periodically, we may use third parties to process and package a portion of our products when demand requirements for our products warrant.
Competition
     We operate in a highly competitive environment. Our products compete against food products sold by many regional and national companies, some of which are larger and have greater resources. We also compete for shelf space of retail grocers, convenience stores, drug stores, mass merchandisers and club stores. As these retailers consolidate, the number of customers and potential customers declines and their purchasing power increases. As a result, there is greater pressure to manage distribution capabilities in ways that increase efficiency for these large retailers, especially on a national scale. In general, competition in our markets is based on product quality, price, brand recognition, and loyalty. Through the combination of the strength of our brands, our product differentiation and multiple sales and distribution channels, we believe that we compete effectively in each of these categories. Our principal competitors are national nut distributors, such as Planters, nut processors, and regional and international food suppliers.
Raw Materials and Supplies
     We obtain nuts from domestic and international sources. We obtained the majority of our walnuts from growers that have entered into long-term supply contracts, and we will continue to purchase all of our other nut requirements from other nut processors on the open market. During 2005, all of the walnuts, peanuts and almonds we obtained were grown in the United States. We obtain all of our walnuts directly from growers located in California and we purchase other nuts from importers and domestic processors. Most of our supply of hazelnuts and pecans were grown in the United States. We import Brazil nuts from the Amazon basin; cashew nuts from India, Africa, Brazil and Southeast Asia; hazelnuts from Turkey; pecans from Mexico; and pine nuts from China.
     We believe that we will be able to procure an adequate supply of raw materials for our products in the future, although the availability and cost of raw materials for the production of our products are subject to crop size, quality, yield fluctuations, and changes in governmental regulation as well as other factors.

     We purchase from third parties all other supplies used in our business, including roasting oils, seasonings, plastic containers, foil bags, labels and other packaging materials. We believe that each of these supplies is available from multiple sources and that our business is not materially dependent upon any individual supplier relationship.
Trademarks and Patents
     We market our products primarily under the Diamond of California and Emerald of California brands, which are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other jurisdictions. Our agreement with Blue Diamond Growers limits our use of the Diamond of California brand in connection with our marketing of snack nut products, but preserves our exclusive use of our Diamond brand for all culinary and inshell nut products. We also own two U.S. patents of various durations related to our processing methods. While these patents are an important element of our success, our business as a whole is not materially dependent on either one of them. We expect to continue to renew for the foreseeable future those trademarks that are important to our business.
Seasonality
     We experience seasonality in our business. Demand for walnut and other products is highest during the months of September, October, November and December. We purchase walnuts, pecans and almonds, our principal raw materials, between August and February, and process them throughout the year until the following harvest. As a result of this seasonality, our personnel, working capital requirements and inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California facility associated with the annual harvest during this period.
Employees
     As of July 31, 2005, we had 670 full-time employees, consisting of 503 production and distribution employees, 146 corporate staff employees and 21 sales employees. Our labor requirements typically peak during the last quarter of the calendar year, when we generally use temporary labor to supplement our full-time work force. Our production and distribution employees in the Stockton, California plant are members of the International Brotherhood of Teamsters. We recently entered into a new five-year collective bargaining agreement with these employees that expires in March 2010. We consider our relations with our employees to be good.
RISK FACTORS
     This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed or implied in such forward-looking statements due to such risks and uncertainties. Factors that may cause such a difference include, but are not limited to, those discussed below, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.
We could be required to conduct product recalls; concerns with the safety and quality of food products could harm our sales or cause consumers to avoid our products.
     We face risks associated with product liability claims and product recalls if our products cause injury, or become adulterated or misbranded. Our products are subject to product tampering, and to contamination risks, such as mold, bacteria, insects and other pests, shell fragments and off-flavor contamination. If any of our products were to be tampered with, or become tainted in any of these respects and we were unable to detect this prior to shipment, our products could be subject to a recall. Our ability to sell products could be reduced if governmental agencies conclude that our products have been tampered with, or that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. A significant product recall could cause our products to be unavailable for a period of time. Adverse publicity could result in a loss of consumer confidence in our products. Product liability claims and product recalls could have a material adverse effect on demand for our products and, consequently, reduce our sales, net income and liquidity.
Our raw materials are subject to fluctuations in availability and price.
     The availability, size, quality and cost of raw materials for the production of our products, including walnuts, pecans, peanuts, cashews, almonds and other nuts, are subject to risks inherent to farming, such as crop size, quality, and yield fluctuations caused by poor weather and growing conditions, pest and disease problems, and other factors beyond our control. Nut market prices fluctuate based on supply and demand. Worldwide demand for nuts has been increasing, and if the supply of nuts does not expand to meet demand, our costs will increase. Supply shortages and resulting price increases could adversely impact our profitability. High prices might dampen growth of consumer demand for nuts. Currently, we do not hedge against changes in nut commodity prices. Because walnuts represent approximately 70% of our net sales, we are particularly vulnerable to crop disasters or other events that could cause significant fluctuations in the availability and cost of walnuts.
     We receive our walnut crop each Fall, and process and sell the crop over the next 12 to 15 months. We start each Fall with a large inventory of walnuts, which diminishes as we process and sell the crop. If there is a decline in the market price of walnuts, a significant portion of our inventories could decline in value, and this might result in a write-down of inventory. Our inventories of other nuts are also substantial. Any write-down of inventory would adversely impact our operating results.
We face intense competition from national and regional competitors and snack food industry competitors that could negatively affect our results of operations.
     We operate in a highly competitive environment. In general, competition in our markets is based on product quality, price, brand recognition, and brand loyalty. Our products compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources. We also compete for shelf space in retail grocery, convenience, drug, mass merchandiser, and club stores. As these retailers consolidate, the number of customers and potential customers declines and the purchasing power of the consolidated retailers increases. As a result, there is also greater pressure to manage distribution capabilities in ways that increase efficiency for these large retailers, especially on a national scale. Our competitors with greater resources may be in a better position to meet these requirements. If we cannot improve our national distribution capabilities, we might not be able to compete effectively and our sales may decline.
     With the launch of our Emerald of California brand snack nut product line, we entered the highly competitive snack food industry. Some channels through which we sell our Emerald products, such as drug and convenience stores, are different than those that we typically use for culinary and in-shell products, and we have less experience in these channels than our competitors. Our principal competitors in the snack industry have substantial financial, marketing and other resources. If our competitors lower their prices or increase their promotional spending, or we are unable to compete effectively, our growth opportunities, margins and profitability may decline.
The impact of the conversion and initial public offering on our business is difficult to predict; it could disrupt existing relationships and harm our financial results.
     From 1912 until July 2005 we operated as an agricultural cooperative association, and our management team has limited experience operating a public company. In connection with the conversion and initial public offering, our ownership changed, and our organizational mission shifted from delivering annual net proceeds to members to maximizing long-term stockholder value. If we do not manage this transition successfully, circumstances may arise that could increase our costs and decrease our profits. As a public company, we are subject to time-consuming and costly requirements of periodic reporting, corporate governance and accounting that will increase our costs and present new management challenges. The conversion may disrupt our relationships with growers, suppliers and employees and negatively impact our financial results.
Sales to our top four customers represent over 25% of our net sales. As a result, the loss of any of these customers could adversely impact our business.
     We depend on a few significant customers for a large proportion of our net sales, particularly in our culinary business. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to our four largest customers represented over 25% of our net sales for each of the years ended July 31, 2005, 2004, and 2003. The loss of a significant customer or a material decrease in purchases could result in decreased sales and adversely impact our net income.
Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate and our annual performance will depend largely on results from two quarters.
     Our business is highly seasonal, reflecting the general pattern of peak consumer demand for nut products during the months of September, October, November, and December. Typically, a substantial portion of our revenues are earned during our first and second fiscal quarters. We generally experience lower revenues during our third and fourth fiscal quarters and in the future may incur losses in these quarters. Sales in the first and second fiscal quarters accounted for approximately 62% of our revenues for the year ended July 31, 2005. If sales in these quarters are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results.

Changes in the food industry, including changing dietary trends and consumer preferences, could reduce demand for our products.
     Consumer tastes can change rapidly due to many factors, including shifting consumer preferences, dietary trends, and purchasing patterns. Our growth is largely dependent on the snack industry, where consumer preferences are particularly unpredictable. If we fail to anticipate, identify or react to these changes, demand for our products could decline, which would in turn cause our revenue and profitability to be lower.
Developments in the walnut industry could threaten our position in the industry.
     Advances in walnut shelling and processing equipment have recently made it possible for large growers with consistent supplies of easy-to-crack varieties of walnuts to shell their own walnuts and compete directly with us in the ingredient products segment. In the future, these growers could have lower processing costs than we do. In order to compete effectively in the ingredient market, we will need to develop strategies for responding to these market developments. If we are unable to respond effectively to this change, our sales and profits could be impaired.
We depend on our key personnel and if we lose the services of any of these individuals, or fail to attract and retain additional key personnel, we will not be able to implement our business strategy or operate our business effectively.
     Our future success largely depends on the contributions of our senior operating management team, including Michael J. Mendes, President and Chief Executive Officer, who manages the day-to-day operation of our business. We believe that the expertise and knowledge of these individuals about our industry, and their respective fields, are critical factors to our continued growth and success. We do not have key person insurance. The loss of the services of any of these individuals could have a material adverse effect on our business and prospects. Our success also depends upon our ability to attract and retain additional qualified marketing, technical, and other personnel.
The Public Health Security and Bioterrorism Preparedness and Response Act of 2002 could disrupt our supply of imported nuts.
     The Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which we refer to as the Bioterrorism Act, includes a number of provisions designed to help guard against the threat of bioterrorism, including new authority for the Secretary of Health and Human Services to take action to protect the nation’s food supply against the threat of intentional contamination. The U.S. Food and Drug Administration, or FDA, is responsible for developing and implementing these food safety measures. The FDA has been in the process of issuing new rules, and the uncertainty of the content of these rules makes it difficult for us to predict what impact they might have on our business. The potential actions that may be taken by the federal government under the Bioterrorism Act and related rules may have a material adverse effect on our business by limiting our supply of or increasing prices for cashews and other imported nuts. In addition, the Bioterrorism Act and related rules may also result in higher costs for plant security and product safety, and create additional costs associated with the new regulatory requirements. If we are unable to pass these higher costs on to our customers, our results of operations and financial condition may be adversely affected.
Government regulation could increase our costs of production and increase our legal and regulatory expenditures.
     We are subject to extensive regulation by government agencies. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, distribution, and labeling of our products. We are also subject to environmental regulations governing the discharge of air emissions, water and food waste, and the generation, handling, storage, transportation, treatment and disposal of waste materials. New or amended statutes and regulations, increased production at our existing facilities, and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits and could require us to change our methods of operations at costs that could be substantial. For example, we currently fumigate walnuts with methyl bromide to control pest infestations during the transport and storage of walnuts. A recent amendment to the Clean Air Act requires the use of methyl bromide for pest control to be phased out. We have obtained a temporary exemption from the phase out of methyl bromide, but we may not be able to maintain the exemption in the future. The currently available alternatives to methyl bromide are more expensive than methyl bromide and are less effective at controlling pest infestations. As a result, if we are unable to continue to use methyl bromide, our costs would increase, shipments of our products could be delayed and we may suffer pest infestations that could harm the nuts we use in our products. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, all of which could have a material adverse effect on our business.

We are subject to risks of doing business internationally.
     We conduct a substantial amount of business with vendors and customers located outside the United States. During 2005, sales outside the United States, primarily in Germany, Japan, Spain and Italy, accounted for approximately 30% of our net sales. Our international operations are subject to a number of inherent risks, including:
local economic and political conditions, including disruptions in trading markets;

restrictive foreign governmental actions, including restrictions on transfers of funds and trade protection measures, including export duties and quotas and customs duties and tariffs;

changes in legal or regulatory requirements affecting foreign investment, loans, taxes, imports, and exports;

currency exchange rate fluctuations which, depending upon the nature of the changes, may make our finished products more expensive compared to foreign grown products or may increase our cost of obtaining foreign-sourced raw materials; and

earthquakes, tsunamis, floods or other major disasters may limit the supply of nuts that we purchase abroad.
Any of these international business risks could have a material and adverse effect on our operating results.
Increased costs associated with product processing and transportation, such as water, electricity, natural gas and fuel, could increase our expenses and reduce our profitability.
     We require a substantial amount of energy and water to process our nuts. Also, transportation costs represent a material portion of the cost of our products, as we deliver our products and receive our raw materials via third party truck and rail companies. The prices of energy, water, and transportation costs such as fuel prices and labor costs, fluctuate significantly over time. We may not be able to pass on increased costs of production or transportation to our customers. Increases in the cost of water, electricity, natural gas, fuel or labor could substantially harm our business and results of operations.
     A disruption at any of our production facilities would significantly decrease production, which could increase our cost of sales and reduce our income from operations.
     A temporary or extended interruption in operations at any of our facilities, whether due to technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortages or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to write off inventory and to lose sales. These risks to our business are particularly acute with respect to our Stockton, California facility, where we produced products accounting for over 80% of our net sales for 2005. Further, current and potential customers might not purchase our products if they perceive our lack of an alternate manufacturing facility to be a risk to their continuing source of products.
The acquisition of other businesses would pose risks to our profitability.
     We intend to review acquisition prospects that we believe would complement our existing business. While we are not currently a party to any agreement with respect to any acquisitions, we may acquire businesses in the future. Future acquisitions could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail many risks, including the integration of the acquired operations, diversion of management’s attention, risks of entering markets in which we have limited prior experience, and the potential loss of key employees of acquired organizations. We may be unable to integrate successfully businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock.
Our business could be negatively impacted if we fail to maintain satisfactory labor relations.
     The success of our business depends substantially upon our ability to maintain satisfactory relations with our employees. The production and distribution employees working in our Stockton, California plant, who represent approximately 70% of our year-round work force, are members of the International Brotherhood of Teamsters. If a work stoppage or slow down were to occur under our collective bargaining agreement, in connection with the negotiation of a new contract in March 2010 or otherwise, it could adversely affect our business and disrupt our operations.
Item 2. Properties
     We own all of our principal offices and facilities. Our headquarters and principal production facilities are located on 70 acres in Stockton, California. This facility consists of approximately 635,000 square feet of office and production space and 120,000 square feet of refrigerated storage space. Our two other principal production facilities are located in Robertsdale, Alabama and Lemont, Illinois, consisting of 55,000 and 40,000 square feet of office and production space and 15,000 and 12,000 square feet of refrigerated storage space. We also lease warehousing facilities in California, Colorado, Florida, Georgia, Illinois, Indiana, Massachusetts, Michigan, New Jersey, Pennsylvania, Texas and Wisconsin. We believe that our facilities are generally well maintained and are in good operating condition, and will be adequate for our needs for the foreseeable future.
Item 3. Legal Proceedings
     We are the subject of various legal actions in the ordinary course of our business. All such matters are subject to many uncertainties that make their outcomes unpredictable. In management’s opinion, there are no material pending legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     On July 1, 2005, the members of Diamond Walnut Growers, Inc., the predecessor company to Diamond Foods, Inc., held a special meeting of members and approved a plan of conversion pursuant to which Diamond Walnut Growers, Inc. converted from a California agricultural cooperative association into a Delaware corporation by merging with and into Diamond Foods, Inc. The Diamond Walnut Growers members voted in favor of the conversion proposal as follows:

For:	175,256
Against:	40,026
Abstain:	N/A
Broker non-votes:	N/A
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock began trading on the Nasdaq National Market on July 21, 2005 under the symbol “DMND”. Prior to that date, there was not a public market for our common stock. During the fourth quarter of 2005, the high and low sale prices of our common stock reported on the Nasdaq National Market were: High-$23.15; Low-$20.50
     As of October 3, 2005, we had approximately 1,744 holders of record of our common stock, although we believe that there are a larger number of beneficial owners.
     Dividend Policy
     The Company has not paid a dividend but intends to declare dividends each year out of current earnings, if appropriate in view of the Company’s earnings, working capital requirements, general business conditions, debt covenants that limit the Company’s ability to declare dividends, and all other relevant factors.
     Use of Proceeds
     The Securities and Exchange Commission declared our registration statement on Form S-1 (File No. 333-123576) filed under the Securities Act of 1933 in connection with the initial public offering of our common stock, $.001 par value per share, effective on July 20, 2005. The underwriters were Merrill Lynch & Co., Piper Jaffray and Harris Nesbitt.
     Our initial public offering commenced on July 21, 2005. All 6,900,000 shares of common stock registered under the Registration Statement, which included 900,000 shares of common stock by an over-allotment option granted to the underwriters, were sold to the public at a price of $17.00 per share. All of the shares of common stock were sold by us and there were no selling shareholders in the offering. The offering did not terminate until after the sale of all of the securities registered by the Registration Statement.
     The aggregate gross proceeds from the shares of common stock sold were $117.3 million. The aggregate net proceeds to us were $105.8 million after deducting $8.2 million in underwriting discounts and commissions and $3.3 million in other costs incurred in connection with the offering.
     Of the aggregate net proceeds, $18.3 million was used to repay a subordinated loan and related prepayment penalty and accrued interest, and $17.3 million was used to pay cash to former cooperative members of Diamond Walnut Growers, Inc. in exchange for their membership interests. Approximately $45.2 million was used to repay borrowings under our short-term credit lines. We invested the balance of the net proceeds in investment grade, interest bearing instruments pending their use to fund working capital and capital expenditures.
Item 6. Selected Financial Data
The following table sets forth selected financial data for each of the fiscal years in the five year period ended July 31, 2005:

	Year ended July 31,
	(in thousands)
	2001	2002	2003	2004	2005
Statements of net proceeds data (1):

Net sales and other revenues	$287,729	$282,158	$308,450	$359,683	$462,548
Patronage inventory at beginning of period	(77,127)	(68,377)	(96,508)	(94,701)	(101,403)
Patronage inventory at end of period	68,377	96,508	94,701	101,403	67,152

Gross marketing pool proceeds	278,979	310,289	306,643	366,385	428,297
Purchased commodities	33,149	31,245	41,752	63,951	88,353
Processing, packing and distribution costs	68,894	67,250	69,731	78,641	103,034

Proceeds before operating expenses	176,936	211,794	195,160	223,793	236,910

Operating expenses:
Selling, general and administrative	28,976	26,317	26,937	28,169	33,188
Advertising	9,720	9,105	8,744	14,673	22,153

Total operating expenses	38,696	35,422	35,681	42,842	55,341

	138,240	176,372	159,479	180,951	181,569
Equity in earnings of Sun Growers	336	—	—	—	—
Interest, net	4,450	3,353	3,282	3,403	4,433
Conversion costs	—	—	—	—	697
Early extinguishments of debt	—	—	—	—	2,028

Proceeds before income taxes	134,126	173,019	156,197	177,548	174,411
Income tax expense (benefit)	1,124	1,396	1,526	(43)	(8,385)

Net proceeds	$133,002	$171,623	$154,671	$177,591	$182,796

	As of July 31,
	(in thousands)
	2001	2002	2003	2004	2005
Balance sheet data:
Cash and cash equivalents	$266	$190	$306	$780	$49,035
Working capital	52,479	72,111	56,343	72,556	89,022
Total assets	145,241	167,164	172,168	205,895	252,028
Total debt, including short-term debt	47,650	61,150	61,239	79,756	22,119
Total members’/stockholders’ equity	50,035	48,204	44,216	59,214	99,462

	Year ended July 31,
	2001	2002	2003	2004	2005

Other data (Unaudited):
Walnuts received, in millions of pounds	218.8	279.0	252.1	297.4	282.7
Walnut sales as a percentage of total gross sales	77.9%	76.6%	74.1%	70.6%	68.7%

(1)	As an agricultural cooperative association, we derived revenues from our patronage business, which consisted of processing and marketing walnuts on behalf of Diamond members; and our non-patronage business, which consisted of purchasing, processing and marketing nut varieties other than walnuts. Our financial statements include statements of net proceeds prepared in accordance with GAAP, rather than statements of operations. Net proceeds are amounts distributable to member growers from the patronage business. Net proceeds also include net income or loss from non-patronage business. Net proceeds do not include walnut acquisition costs. Effective August 1, 2005, our financial statements will be prepared in accordance with GAAP for companies that are not cooperative associations. Also see Note 1 of notes to consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary
     We are a branded food company specializing in processing, marketing and distributing culinary, snack, in-shell, and ingredient nuts. Our company was founded in 1912 and has a strong heritage in the walnut market under the Diamond of California brand. On July 26, 2005 we converted from an agricultural cooperative association to a Delaware corporation and completed the initial public offering of our common stock. As a public company, our focus will be on building stockholder value. We intend to expand our existing business, and to continue to introduce higher-value branded products in our culinary and snack businesses, including snack nuts marketed under our Emerald of California brand name. Our products include walnuts, pine nuts, pecans, peanuts, macadamia nuts, hazelnuts, cashews, Brazil nuts, and almonds. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries. We sell products to approximately 900 customers, including approximately 150 international customers. In general, we sell directly to retailers, particularly large, national grocery store and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores. We also sell our products to mass merchandisers, club stores, convenience stores, and through other retail channels.
     Our business is seasonal. Demand for nut products, particularly in-shell nuts and to a lesser extent, culinary nuts, is highest during the months of October, November and December. We receive our principal raw material, walnuts, during the period from September to November and process it throughout the year. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last quarter of the calendar year. This seasonality also impacts capacity utilization at our facilities, which routinely operate at capacity for the last four months of the calendar year.
     A disproportionate amount of our net sales and related net proceeds are recognized in the first half of our fiscal year. For example, net sales in the first half of 2005 and 2004 were 61.7% and 64.8% of net sales for each full fiscal year. In the near term, we expect a higher percentage of our net income to be earned in the first half of our fiscal year because many of our operating costs are fixed and cannot be reduced when net sales are lower quarter to quarter. However, as we continue to introduce new products, such as snack nuts, we expect net sales, and related net income, to be less seasonal.
     The historical financial information contained herein has been derived from financial statements prepared in accordance with GAAP for agricultural cooperative associations. Effective August 1, 2005, our financial statements will be prepared in accordance with GAAP for companies that are not cooperative associations. The principal difference relates to accounting for walnut inventories. As an agricultural cooperative association, crop year pools were established for members’ walnuts. In addition, net patronage proceeds or losses from the sale of walnuts were allocated to members by crop year pool. Payments to members were specifically identified as to crop year pool.

When the related crop was substantially sold, each crop year pool was closed by making a final distribution of net proceeds to members based on their patronage in that pool.
     Furthermore, as an agricultural cooperative association we used the net realizable value, or NRV, method to value walnut inventories delivered by members. NRV is the estimated sales price of inventories less estimated completion, distribution and selling costs. As a result of crop pool accounting and the NRV method of valuing inventories, our historical financial statements do not include a cost of goods sold for walnuts received from our members. Effective August 1, 2005, we will not be eligible to use crop year pool accounting and NRV, and instead will account for purchases of walnuts from growers on a historical cost basis, as we currently do for purchases of nuts other than walnuts. Consequently, the results of operations reported in future years will be significantly different than net proceeds reported herein.
Critical Accounting Policies
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are set forth below.
     Revenue Recognition. We recognize revenue when a persuasive arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, coupons, promotion and marketing allowances. Customers have the right to return certain products. These product returns are estimated based upon historical results and reflected as a reduction in net sales.
     Inventories. As a cooperative association, we recorded walnut inventories acquired from members at estimated net realizable value (estimated sales price less estimated completion, distribution and selling costs). We estimated sales prices and costs based on historical experience and other assumptions that we believe were reasonable. Actual results could differ materially from these estimates. All other inventories were stated at the lower of cost (first in, first out) or market. Other inventories include purchased commodities, processed walnuts used in non-patronage products, manufacturing costs and packing materials and supplies. Effective August 1, 2005, all inventories will be accounted for on a lower of cost (first in, first out) or market value basis.
     Impairment of Long-Lived Assets. We review long-lived assets to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. Any impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets’ carrying value. The impairment loss would reduce the carrying value of an asset to its fair value. In 2003, we charged approximately $0.7 million to selling, general and administrative expenses related to the abandonment of certain capitalized information system assets.
     Employee Benefits. We incur various employment-related benefit costs with respect to qualified and nonqualified pension and deferred compensation plans. Assumptions are made related to discount rates used to value certain liabilities, assumed rates of return on assets in the plans, compensation increases, employee turnover and mortality rates. We utilize third-party actuarial firms to assist us in determining appropriate assumptions and plan valuations. Different assumptions could result in the recognition of differing amounts of expense over different periods of time.
     Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The recoverability of the tax assets is based on both our historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered.

Results of Operations
  2005 Compared to 2004
     Net sales were $462.5 million and $359.7 million for the years ended July 31, 2005 and 2004. The increase in net sales was due to increased volume and higher prices. The increase in prices reflected higher commodity costs for raw materials, which we were able to pass on, in part, to consumers. This higher pricing was principally for walnuts, pecans and almonds in the North American Retail channel, shelled walnuts in the North American Ingredient/Food Service channel and in-shell and shelled walnuts in the International channel. Volume, in total pounds sold, increased from 197.6 million in 2004 to 225.7 million in 2005, an increase of 14.2%.
     Net sales by channel (in thousands):

			Percentage
			Change
	2004	2005	2004 to 2005
North American Retail (1)	$187,451	$228,522	21.9%
International	96,312	122,514	27.2
North American Ingredient/Food Service	70,991	107,029	50.8
Other	4,929	4,483	(9.0)

Total	$359,683	$462,548	28.6%

(1)	North American Retail represents sales of our culinary, snack and in-shell nuts in North America.
     The increase in North American Retail sales resulted from the national launch of our Emerald brand snack nut products, sales of which were $21.6 million in 2005 compared to $7.1 million in 2004, price increases on various products, reflecting increased commodity costs, and increased volume for culinary products, particularly in the mass merchandisers channel. This increase in net sales was partially offset by an increase in introductory payments of $4.6 million for our snack nut products compared to the prior year. International sales increased as a result of expanded distribution of walnuts into the German retail markets and increased demand from existing customers in Korea in the bakery and confectionary markets. North American Ingredient sales increased due to increased shipments to the USDA school lunch program, volume increases in the baking and food service channels as the rising prices of other nuts made walnuts more attractive to these customers and initial shipments to a major restaurant chain for its new product launch.
     Sales of walnuts and other nuts as a percentage of total gross sales were:

	2004	2005
Walnuts	70.6%	68.7%
Other nuts	29.4	31.3

Total	100.0%	100.0%

     The table above is based on gross sales, rather than net sales, because certain adjustments, such as promotional discounts, are not allocable to product type.
     Proceeds Before Operating Expenses. Proceeds before operating expenses were $236.9 million and $223.8 million for the years ended July 31, 2005 and 2004. The principal reason for the increase was the growth in net sales. Commodity costs consist of the costs of obtaining all nuts other than walnuts. These costs as a percentage of net sales increased to 19.1% in 2005 from 17.8% in 2004 principally as a result of commodity costs rising faster than selling prices and product/channel mix. Processing, packing and distribution costs consist of receiving, processing, packing, packaging material, freight and warehouse costs. These costs were unchanged as a percentage of net sales as the benefits of leveraging fixed plant costs were offset by the increased costs related to the national launch of our Emerald brand snack nut products and by higher fuel and transportation costs.
     Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel and non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $33.2 million and $28.2 million for the years ended July 31, 2005 and 2004. The increase of 17.8% is due to increased brokerage costs from higher sales, $0.6 million settlement with a bankruptcy court relating to previously collected receivables from an international customer, and higher salary and professional service costs. Selling, general and administrative expenses as a percentage of net sales were 7.2% and 7.8% for the years ended July 31, 2005 and 2004.
     Advertising. Advertising expense was $22.2 million and $14.7 million for the years ended July 31, 2005 and 2004. The change related principally from a net increase of approximately $7.1 million in costs associated with the launch of our Emerald brand snack nut products.
     Interest. Net interest expense was $4.4 million and $3.4 million for the years ended July 31, 2005 and 2004. The increase was due to additional borrowings required to fund working capital in support of sales growth and increased average interest rates.
     Income Taxes. Income tax benefit was $8.4 million and nil for the years ended July 31, 2005 and 2004. As an agricultural cooperative association, income taxes were not provided on patronage net proceeds. Income taxes have been provided at the statutory rate based on the pre-tax income of our non-patronage business. The benefit in the year ended July 31, 2005 arises from the loss before income taxes of the non-patronage business generated by start up costs, promotional activities, introductory payments and increased advertising costs to support the national launch of our Emerald brand snack nut products and from establishing certain net deferred tax assets related to the former patronage business as a result of the conversion. Effective August 1, 2005, as a result of the conversion, Diamond’s estimated effective tax rate will be approximately 40% of income before income taxes.
     Net Proceeds. Net proceeds were $182.8 million and $177.6 million for years ended July 31, 2005 and 2004. As a percentage of net sales, net proceeds declined from 49.4% in 2004 to 39.5% in 2005, principally due to the additional costs incurred to support the national launch of our Emerald brand snack nut products and higher commodity costs.
  2004 Compared to 2003
     Net Sales. Net sales were $359.7 million and $308.5 million for the years ended July 31, 2004 and 2003. The increase was due primarily to increased volume and, to a lesser extent, higher selling prices. Volume, in total pounds sold, increased from 172.4 million in 2003 to 197.6 million in 2004, an increase of 14.6%. This volume increase was attributable primarily to increased demand, which we believe was a result of the growing awareness of the health benefits of nuts and a trend toward high protein, low carbohydrate diets, the favorable impact of the dollar in relation to the Euro, and increased sales to mass merchandisers.
     Net sales by channel were (in thousands):

			Percentage
			Change
	2003	2004	2003 to 2004
North American Retail	$153,812	$187,451	21.9%
International	76,062	96,312	26.6
North American Ingredient/Food Service	74,549	70,991	(4.8)
Other	4,027	4,929	22.4

Total	$308,450	$359,683	16.6

     The increase in North American Retail sales was principally due to additional sales to certain mass merchandisers as a result of increased consumer demand that we believe was driven by current dietary trends to healthy foods. The increase represented a combination of increased unit volume and higher pricing. International sales increased as a result of increased product availability, the continued market acceptance of the health benefits of nuts, increased ingredient products for baking and confectionary markets, and the weak dollar compared to other currencies, which improved our ability to competitively price our products internationally. North American Ingredient sales decreased primarily due to the lower volumes of product delivered to the USDA school lunch program in 2004. Additionally, pricing for this program was lower than in the previous year.
     Sales of walnuts and other nuts as a percentage of total gross sales were:

	2003	2004
Walnuts	74.1%	70.6%
Other nuts	25.9	29.4

Total	100.0%	100.0%

     Proceeds Before Operating Expenses. Proceeds before operating expenses were $223.8 million and $195.2 million for the years ended July 31, 2004 and 2003. The principal reason for the increase in proceeds before operating expenses was the growth in net sales. Additionally, processing, packing and distribution costs decreased as a percentage of net sales to 21.9% in 2004 from 22.6% in 2003. The decrease in 2004 was attributable to a favorable shift in product mix and benefits derived from leveraging fixed plant costs. This was offset by the impact of rising commodity prices, which increased to 17.8% of net sales in 2004 from 13.5% in 2003.
     Selling, General and Administrative. Selling, general and administrative expenses were $28.2 million and $26.9 million for the years ended July 31, 2004 and 2003. The increase in 2004 was due to higher salaries and professional services. Selling, general and administrative expenses as a percentage of net sales were 7.8% and 8.7% for 2004 and 2003.
     Advertising. Advertising expense was $14.7 million and $8.7 million for the years ended July 31, 2004 and 2003. The increase in advertising is mainly due to approximately $4.5 million in costs associated with the California launch of our Emerald brand snack nut products.
     Interest. Net interest expense was $3.4 million and $3.3 million for the years ended July 31, 2004 and 2003. The increase was due to additional borrowings required to fund working capital requirements in support of sales growth.
     Income Taxes. Income tax expense was nil and $1.5 million for the years ended July 31, 2004 and 2003 due to a decline in non-patronage net income, which was the result of the California launch of our Emerald brand snack nut products.
     Net Proceeds. Net proceeds were $177.6 million and $154.7 million for the years ended July 31, 2004 and 2003. As a percentage of net sales, net proceeds declined from 50.1% in 2003 to 49.4% in 2004, principally due to costs incurred to support the California launch of our Emerald brand snack nut products.
Supplemental Financial Information
     Beginning August 1, 2005, Diamond’s cost basis for walnuts will be the price Diamond pays for walnuts. For the years ended July 31, 2003, 2004 and 2005, supplemental financial information, including estimated walnut acquisition costs, has been provided below for purposes of comparability of Diamond’s financial results for future periods. Estimated walnut acquisition costs are based on the “field price” reported by the California Statistical Office of the USDA National Agricultural Statistics Service, or CASS, for each related crop year. We believe this information is the only available measure of industry-wide walnut acquisition costs. We cannot determine an actual cost basis for walnuts acquired and sold in historical periods. In addition, we:

☐	are unable to determine retroactively what we would have paid for walnuts in prior years had we not been a grower-owned cooperative;

☐	are unable to determine whether what we would have paid for walnuts would approximate amounts paid to other growers by other processors as reflected in the CASS statistics;

☐	are limited by the level of detail provided by the CASS statistics; and

☐	cannot assure you that the cost of sales amounts implied by the CASS statistics are representative of future cost of sales amounts that we will pay for walnuts.
     We have not undertaken any effort to validate the accuracy of the CASS statistics.

	Supplemental Financial Information
	Year Ended July 31,
	2005	2004	2003
	(unaudited)
Net sales and other revenues	$462,548	$359,683	$308,450
Cost of sales	413,750	303,518	253,894

Gross margin	48,798	56,165	54,556
Operating expenses:
Selling, general and administrative	33,188	28,169	26,937
Advertising	22,153	14,673	8,744

Total operating expenses	55,341	42,842	35,681

Operating income (loss)	$(6,543)	$13,323	$18,875

     Cost of sales in the supplemental information above represents historical cost of purchased commodities, processing, packaging and distribution, adjusted by: $(34.3) million, $6.7 million and $(1.8) million for the years ended July 31, 2005, 2004 and 2003 to convert walnut inventories from crop year pool and NRV accounting to cost basis accounting, and $222.4 million, $160.9 million and $142.4 million for estimated walnut cost of goods sold for the years ended July 31, 2005, 2004 and 2003. Cost of goods sold for walnuts was determined based on 344.7 million; 285.6 million and 252.5 million pounds sold at an average cost per pound of $0.646, $0.564 and $0.564 for the years ended July 31, 2005, 2004 and 2003. These average costs per pound are the weighted average CASS field prices for the applicable crop years. There are no other adjustments to the historical amounts.
     Management believes this supplemental information is relevant since the Company’s financial statements beginning in 2006 will include actual walnut acquisition costs and accordingly, gross margins and operating income reported in the future will be materially different than in the historical financial statements included herein.
     Gross margin as a percentage of net sales was 17.7%, 15.6%, and 10.5% on a supplemental basis for the years ended July 31, 2003, 2004 and 2005. The decline in gross margin as a percentage of net sales in 2004 and in 2005 was due principally to costs associated with product and channel mix, rising commodity costs and the launch of our Emerald brand snack nut products.
Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     As of July 31, 2005, we had a total of $20.0 million of senior notes outstanding with two institutional investors. We are required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum. We are subject to certain affirmative and negative covenants outlined in the senior note agreement.
     We also have an unsecured master loan agreement with CoBank that provides for both a revolving line of credit in an aggregate principal amount of $57.5 million, bearing an interest rate of LIBOR plus 0.75% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million bearing an interest rate of LIBOR plus 0.8% per annum. The master loan agreement was renewed on March 1, 2005 and will expire on January 15, 2007. The long-term revolving agreement expires on November 10, 2008. The master loan agreement governing these credit facilities subjects us to financial and other covenants and contains customary events of default. As of July 31, 2005, we had no amount outstanding on the revolving line of credit or on the long-term revolver.
     As of July 31, 2005, we had a credit agreement with a bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $32.5 million and a $2.0 million letter of credit facility. The revolving line of credit expires on January 15, 2007, and borrowings under this line of credit bear interest at a rate of LIBOR plus 0.65% per annum. The credit agreement governing these notes subjects us to financial and other covenants and contains customary events of default. As of July 31, 2005, we had no amount outstanding on the revolving line of credit.

     As of July 31, 2005, we were in compliance with all applicable loan covenants under our credit facilities and, on a combined basis, we had $110 million of available borrowing capacity.
     Our investment in CoBank represents our cost basis in its stock. We are required to maintain this investment to comply with our borrowing agreements with CoBank. This investment cannot be readily converted to cash because we cannot dispose of it without the prior approval of CoBank and only in the event of termination of our borrowing agreements with CoBank.
     Working capital and stockholders’ equity were $89.0 million and $99.5 million at July 31, 2005 compared to working capital of $72.6 million and members’ equity of $59.2 million at July 31, 2004.
     During the year ended July 31, 2005, cash provided by operating activities was $10.5 million compared to cash used in operating activities of $13.6 million during the year ended July 31, 2004. The increase in operating cash flow was due to higher net proceeds and a reduction in inventory levels during 2005, offset in part by an increase in payments to members. Cash used in investing activities was $10.4 million in 2005 compared to $4.5 million in 2004. Substantially all the cash used in investing activities in 2005 related to purchases of equipment (primarily related to expansion of processing capacity to support the growth of our Emerald brand snack nut products and sales to a major restaurant chain); while, in 2004, purchases of equipment were $4.8 million. Cash provided by financing activities during 2005 was $48.2 million compared to $18.5 million in 2004. Net cash received from the initial public offering totaled $105.8 million, of which $57.6 million was used to pay off short and long-term debt. During 2004, we borrowed $28.5 million under our notes payable and repaid $10.0 million of long-term obligations.
     During the year ended July 31, 2004, cash used in operating activities was $13.6 million compared to cash provided by operating activities of $3.7 million during the year ended July 31, 2003. The decrease in operating cash flow was due to the increased payments to members and an increase in non-patronage inventories, partially offset by an increase in net proceeds. Cash used in investing activities was $4.5 million in 2004 compared to $3.7 million in 2003. Substantially all the cash used in investing activities in 2004 related to purchases of equipment (primarily snack product related); while, in 2003, purchases of equipment were $4.0 million. Cash provided by financing activities in 2004 was $18.5 million compared to $0.1 million in 2003. During 2004, we borrowed $28.5 million under our notes payable and repaid $10.0 million of long-term obligations.
     We believe cash on hand, cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our existing lines of credit, will be sufficient to fund our contractual commitments, repay obligations as required, and meet our operational requirements through the year ended July 31, 2006.
Contractual Obligations and Commitments
     Contractual obligations and commitments at July 31, 2005 are as follows (in millions):

	Payments Due by Period
					More
		Less than	1-3	3-5	Than
	Total	1 Year	Years	Years	5 Years
Long-term obligations (a)	$20.0	$—	$—	$4.0	$16.0
Interest on long-term obligations	8.8	1.5	2.9	2.6	1.8
Operating leases	2.9	0.8	1.7	0.4	—
Purchase commitments (b)	1.3	1.3	—	—	—

Total	$33.0	$3.6	$4.6	$7.0	$17.8

(a)	Excludes $2.0 million in total letters of credit outstanding related to normal business transactions.

(b)	Commitments to purchase new equipment.
Effects of Inflation
     The most significant factor affecting our net sales volume and cost of sales is the change in market prices for purchased nuts. The prices of these commodities are affected by world market conditions and are volatile in response to supply and demand, as well as political and economic events. The price fluctuations of these commodities do not necessarily correlate with the general inflation rate. Inflation may, however, adversely affect operating costs such as labor, energy and materials.

Recent Accounting Pronouncements
     In January 2003, the Financial Accounting Standards Board issued FASB interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). In December 2003, the FASB issued FIN 46(R), a revision of FIN 46. FIN 46(R) sets forth new consolidation criteria and additional disclosures regarding variable interest entities, and may require consolidation of entities not required to be consolidated under prior accounting rules, or deconsolidation of entities in certain cases. FIN 46(R) was effective for our year ended July 31, 2005. In connection with our initial public offering in 2005, we adopted FIN 46(R), retroactively, by restating prior years’ financial statements. As a result, we deconsolidated the Diamond Walnut Capital Trust (“Trust”), and recorded a $15.5 million subordinated loan (“Loan”), a $0.5 million investment in common stock of the Trust in other assets, and interest expense on the Loan, rather than minority interest, with no effect on net proceeds. The Trust was created for the sole purpose of issuing trust preferred securities, which had historically been included in our balance sheet as a $15.0 million trust preferred minority interest. The loan was paid off in July 2005 with the proceeds from our initial public offering.
     In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this statement in 2003 had no impact on our financial position or results of operations.
     In December 2004, SFAS No. 123(R), Share-Based Payment, was issued. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant date fair value of the security issued. In addition, liability awards will be re-measured each reporting period and compensation costs will be recognized over the period that an employee provides service in exchange for the award. This statement will be effective for us beginning August 1, 2005 and its impact will initially be recognized in the first quarter of our 2006 fiscal year. This new standard will result in compensation expense for restricted stock and for options granted after July 31, 2005. We estimate the impact on annual results of operations for share-based payment grants as of July 31, 2005 to be approximately $3.5 million over the next three years.
     In November 2004, SFAS No. 151, Accounting for Inventory Costs, was issued. This statement requires allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period incurred. This statement is effective for us beginning in our 2006 fiscal year. We believe adoption of this statement will have no material impact on our financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk. Our principal market risks are exposure to changes in commodity prices and interest rates on borrowings. Although we have international sales and related trade receivables from foreign customers, there is no significant foreign currency exchange risk as substantially all sales are denominated in U.S. Dollars.
     Commodities Risk. The availability, size, quality and cost of raw materials for the production of our products, including walnuts, pecans, peanuts, cashews, almonds and other nuts, are subject to risks inherent to farming, such as crop size and yield fluctuations caused by poor weather and growing conditions, pest and disease problems, and other factors beyond our control. Additionally, our supply of raw materials could be reduced if governmental agencies conclude that our products have been tampered with, or that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents.
     Interest Rate Risk. We have established a formal investment policy to help minimize the market risk exposure of our cash and cash equivalents, which are primarily affected by credit quality and movements in interest rates. These guidelines focus on managing liquidity and preserving principal. Our cash equivalents are primarily held for liquidity purposes and are comprised of high quality investments with maturities of less than 90 days when purchased. With such a short maturity, our portfolio’s market value is relatively insensitive to interest rate changes.

The sensitivity of our cash and cash equivalent portfolio as of July 31, 2005 to a 100 basis point increase or decrease in interest rates would be an increase of pretax income of approximately $0.5 million or a decrease of pretax income of $0.5 million, respectively.
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
Diamond Foods, Inc.
Stockton, California
We have audited the accompanying consolidated balance sheets of Diamond Foods, Inc., and its wholly owned subsidiaries (formerly Diamond Walnut Growers, Inc.) (the “Company”) as of July 31, 2005 and 2004, and the related consolidated statements of net proceeds, members’ equity and cash flows for each of the three years in the period ended July 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for determining auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diamond Foods, Inc. and its wholly owned subsidiaries as of July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the fiscal years in the three year period ended July 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, in fiscal year 2005, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” and retroactively restated its fiscal year 2003 and 2004 financial statements.
October 25, 2005
San Francisco, California

DIAMOND FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	July 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$49,035	$780
Trade receivables, less allowance for doubtful accounts of $515 and $883, respectively	42,246	32,776
Inventories	111,270	135,616
Deferred income taxes	2,726	583
Prepaid expenses and other current assets	5,169	3,687

Total current assets	210,446	173,442
Property, plant and equipment, net	27,658	21,455
Investment in CoBank	2,269	2,250
Deferred income taxes	5,133	683
Other assets	6,522	8,065

Total assets	$252,028	$205,895

LIABILITIES AND STOCKHOLDERS’/MEMBERS’ EQUITY
Current liabilities:
Notes payable — banks	$—	$41,374
Notes payable — members	2,119	2,918
Payable to members for membership interest	17,329	—
Accounts payable and accrued liabilities	29,422	20,896
Payable to members	72,554	35,698

Total current liabilities	121,424	100,886

Long-term obligations	20,000	35,464
Other liabilities	11,142	10,331
Commitments and contingencies Stockholders’/Members’ equity:
Common stock, $0.001 par value; Authorized:
100,000,000 shares; 15,555,506 shares issued and outstanding at July 31, 2005	16	—
Additional paid-in capital	88,491	—
Working capital retains	—	41,714
Retained earnings	10,955	17,500

Total stockholders’/members’ equity	99,462	59,214

Total liabilities and stockholders’/members’ equity	$252,028	$205,895

See notes to consolidated financial statements.

DIAMOND FOODS, INC.
CONSOLIDATED STATEMENTS OF NET PROCEEDS
(In thousands)

	Year ended July 31,
	2005	2004	2003
Net sales and other revenues	$462,548	$359,683	$308,450
Patronage inventory at beginning of period	(101,403)	(94,701)	(96,508)
Patronage inventory at end of period	67,152	101,403	94,701

Gross marketing pool proceeds	428,297	366,385	306,643
Purchased commodities	88,353	63,951	41,752
Processing, packing and distribution costs	103,034	78,641	69,731

Proceeds before operating expenses	236,910	223,793	195,160
Operating expenses:
Selling, general and administrative	33,188	28,169	26,937
Advertising	22,153	14,673	8,744

Total operating expenses	55,341	42,842	35,681

	181,569	180,951	159,479
Interest, net	4,433	3,403	3,282
Conversion costs	697	—	—
Early extinguishments of debt	2,028	—	—

Proceeds before income taxes	174,411	177,548	156,197
Income tax expense (benefit)	(8,385)	(43)	1,526

Net proceeds	$182,796	$177,591	$154,671

See notes to consolidated financial statements.

DIAMOND FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/MEMBERS’ EQUITY
(In thousands, except share information)

							Total
			Additional		Working		Stockholders’/
	Common Stock		Paid-in	Crop	Capital	Retained	Members’
	Shares	Amount	Capital	Retains	Retains	Earnings	Equity
Balance, July 31, 2002		$—	$—	$4,595	$27,896	$15,713	$48,204
Nonpatronage income				—	—	1,827	1,827
Revolvement of crop retains				(4,595)	—	—	(4,595)
Working capital retains				—	26,676	—	26,676
Revolvement of working capital retains	—	—	—	—	(27,896)	—	(27,896)

Balance, July 31, 2003				—	26,676	17,540	44,216
Nonpatronage loss				—	—	(40)	(40)
Working capital retains				—	41,714	—	41,714
Revolvement of working capital retains	—	—	—	—	(26,676)	—	(26,676)

Balance, July 31, 2004				—	41,714	17,500	59,214
Nonpatronage loss				—	—	(6,545)	(6,545)
Working capital retains				—	38,500	—	38,500
Initial public offering of common stock, net of underwriting and offering expenses and amounts due former members electing cash in lieu of common stock	15,555,506	16	88,491		(38,500)		50,007
Revolvement of working capital retains				—	(41,714)	—	(41,714)

Balance, July 31, 2005	15,555,506	$16	$88,491	$—	$—	$10,955	$99,462

See notes to consolidated financial statements.

DIAMOND FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended July 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net proceeds	$182,796	$177,591	$154,671
Adjustments to reconcile net proceeds to net cash provided by (used in) operating activities:
Depreciation and amortization	4,717	4,896	5,496
Deferred income taxes	(6,593)	—	—
Early extinguishments of debt	233	—	—
CoBank patronage stock dividend	(119)	(75)	(74)
Changes in assets and liabilities:
Trade receivables	(9,470)	(15,131)	(1,587)
Inventories	24,346	(19,327)	239
Prepaid expenses and other current assets	(1,482)	612	(1,038)
Other assets	1,310	(95)	(4,259)
Accounts payable and accrued liabilities	8,106	4,460	4,144
Other liabilities	811	947	722
Adjustment to current member account for change in prepaid inventory costs	7,216	(52)	87

Net cash proceeds	211,871	153,826	158,401
Less: cash payments to members	(201,415)	(167,411)	(154,709)

Net cash provided by (used in) operating activities.	10,456	(13,585)	3,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital revolvement from CoBank	100	372	359
Purchases of property, plant and equipment	(10,500)	(4,830)	(4,024)

Net cash used in investing activities	(10,400)	(4,458)	(3,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable borrowings (repayments), net	(42,173)	28,517	89
Net proceeds from initial public offering	105,836	—	—
Additions to long-term obligations	10,000	—	—
Payments of long-term obligations	(25,464)	(10,000)	—

Net cash provided by financing activities	48,199	18,517	89

Net increase in cash and cash equivalents	48,255	474	116
Cash and cash equivalents:
Beginning of period	780	306	190

End of period	$49,035	$780	$306

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$4,580	$3,226	$3,159
Income taxes	(296)	(41)	1,552
Non-cash investing activity:
Accrued capital expenditures	420	—	—
Non-cash financing activity:
Net proceeds from initial public offering payable to members	17,329
See notes to consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005, 2004 and 2003
(In thousands, except share information)
(1) Conversion and Initial Public Offering
          On July 26, 2005, after receiving required approvals and meeting certain conditions, Diamond Walnut Growers, Inc. (Diamond Walnut) converted from an agricultural cooperative association to a Delaware corporation through a merger with and into its wholly-owned subsidiary, Diamond Foods, Inc. (the “Company” or “Diamond”), and at the same time completed an initial public offering of Diamond common stock. The Company retained its July 31 fiscal year end. The conversion was accounted for using the historical carrying values of the assets and liabilities of Diamond Walnut. Immediately after the conversion, the working capital retains of members of Diamond Walnut were reclassified to payable to members. At the time of the conversion and initial public offering, all patronage member interests in Diamond Walnut were exchanged for Diamond common stock or a combination of Diamond common stock and cash. The results of operations of Diamond subsequent to the conversion were not significant, and accordingly, the accompanying financial statements for 2005 are presented as though Diamond were a cooperative for the entire year.
          The initial public offering of 6.9 million shares of common stock at $17.00 per share was completed on July 26, 2005. Net proceeds after deducting underwriters’ fees and commissions and other related expenses were $105.8 million, of which $18.3 million was used to pay off the subordinated loan described in Note (3) and related prepayment penalty and accrued interest, and $17.3 million was used in September 2005 to pay former cooperative members electing cash in lieu of common stock for their membership interests.
(2) Organization and Significant Accounting Policies
     Organization
          Diamond processes, markets and distributes culinary, snack, in-shell and ingredient/food service nuts. The Company obtains its walnuts from growers who are located in California and through July 26, 2005, were members of the cooperative association. The Company obtains its other nuts from independent suppliers. Diamond sells products to approximately 900 customers, including approximately 150 international customers. In general, the Company sells directly to retailers, particularly large, national grocery store and club stores, mass merchandisers, and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores.
     Basis of Presentation
          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for agricultural cooperative associations. Effective August 1, 2005 the company will prepare its financial statements in accordance with GAAP for companies that are not cooperative associations. The principal difference relates to accounting for walnut inventories received from cooperative members. As a cooperative association, Diamond used the net realizable value method to value these inventories. Beginning August 1, 2005, Diamond will account for these inventories as described below.
     Use of Estimates
          The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.
          On an ongoing basis, the Company evaluates its estimates, including those related to inventories, trade receivables, fair value of investments, useful lives of property, plant and equipment and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for management’s judgments about the carrying values of assets and liabilities.

     Certain Risks and Concentrations
          The Company’s revenues are principally derived from the sale of culinary, snack, in-shell and ingredient/food service nuts, the market for which is highly competitive. Significant changes in customer buying behavior could adversely affect the Company’s operating results.
     Principles of Consolidation
          The Company owns 100% of Diamond Walnut Capital Trust (“Trust”) (see Note 3), Diamond Nut Company, and Diamond of Europe. The consolidated financial statements include the accounts of Diamond (prior to July 26, 2005, Diamond Walnut Growers, Inc.) and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     Cash and Cash Equivalents
          Cash and cash equivalents include investment of surplus cash in securities (primarily money market funds and Eurodollar time deposits) with maturities at date of purchase of three months or less.
     Inventories
          Patronage inventories (walnuts acquired from members) are stated at estimated net realizable value (estimated sales price less estimated completion, distribution and selling costs). Other inventories include purchased commodities, processed walnuts used in non-patronage products, manufacturing costs and packing materials and supplies, and are stated at the lower of cost (first in, first out basis) or market. Effective August 1, 2005 all inventories will be accounted for at the lower of cost (first-in, first-out) or market. Inventories were as follows:

	July 31,
	2005	2004
Patronage	$67,152	$101,403
Other	44,118	34,213

Total	$111,270	$135,616

     Inventories consisted of:

	July 31,
	2005	2004
Raw materials and supplies	$33,949	$32,588
Work in process	30,732	45,771
Finished goods	46,589	57,257

Total	$111,270	$135,616

     Crop Accounting Policy
          Through July 31, 2005, Diamond operated on a pool year basis, with crop year pools established for members’ products delivered for processing and marketing. Net patronage proceeds of the pool were partially distributed as advances for raw products delivered. In addition, net patronage proceeds or losses from the sale of member products were allocated to the members in the appropriate commodity crop year pool. Payments to members were specifically identified as to commodity crop year pool and were charged directly to current member accounts. Each crop year pool is closed when the related crop is substantially sold by making a final distribution to members based upon their patronage in that pool. The board of directors determines the amount and timing of payments to and for its members. The 2004 crop year pool was closed in August 2005.
     Investment in CoBank
          The investment in CoBank represents Diamond’s cost basis in the Bank’s stock. The investment is required to comply with borrowing agreements with the Bank.

     Property, Plant and Equipment
          Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of assets of approximately 30 years for buildings and ranging from three to fifteen years for equipment. In 2003, approximately $700 was charged to operations for the abandonment of certain capitalized information system assets.
     Slotting and Other Contractual Arrangements
          In certain situations, the Company pays slotting fees to retail customers to acquire access to shelf space. These payments are recognized as a reduction of sales. In addition, the Company makes payments pursuant to contracts that stipulate the term of the agreement, the quantity and type of products to be sold and other requirements. Payments pursuant to these agreements are capitalized and included in other current and long-term assets, and are amortized on a straight-line basis over the term of the contract. The Company expenses payments if no written arrangement exists.
     Impairment of Long-Lived Assets
          Management reviews for impairment long-lived assets to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized in operating results when future undiscounted cash flows are less than the assets’ carrying value. An impairment loss would reduce the carrying value of an asset to its fair value.
     Revenue Recognition
          The Company recognizes revenue when a persuasive arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, coupons, promotion and marketing allowances. Customers have the right to return certain products. These product returns are estimated based upon historical results and reflected as a reduction in net sales.
     Promotion and Advertising Costs
          Promotional allowances, customer rebates, coupons and marketing allowances are recorded at the time the related revenue is recognized and are reflected as reductions of net sales. Annual volume rebates are estimated based upon projected volumes for the year, while promotion and marketing allowances are recorded based upon the terms of the arrangements. Coupon incentives are recorded at the time of distribution in amounts based on estimated redemption rates. The Company expenses advertising costs as they occur. Payments to certain customers to reimburse them for cooperative advertising programs are recorded in accordance with EITF No. 01-09, “Accounting for Consideration Given by Vendor to a Customer.”
     Shipping and Handling Costs
          Shipping and handling costs which include freight and other expenses to prepare finished goods for shipment billed to customers are included in net sales and other revenues. Expenses of shipping and handling are charged to processing, packing and distribution expense as incurred.
     Income Taxes
          Under the federal tax code, until July 31, 2005, Diamond was a nonexempt cooperative association. Nonexempt cooperatives accrue income taxes on net non-patronage proceeds and certain expenses, which are not deductible for tax purposes. No provision for taxes was made for net patronage proceeds paid or allocated to members as qualified notices of allocation. Effective August 1, 2005, all business activities of Diamond will be taxable under provisions of the Internal Revenue Code and certain state tax laws.
          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred income taxes not expected to be recovered.
     Fair Value of Financial Instruments
          The fair value of certain financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate the amounts recorded in the balance sheet because of the relatively short term maturities of these financial instruments. The fair value of notes payable and long-term obligations at the end of each fiscal period approximates the amounts recorded in the balance sheet based on information available to Diamond with respect to current interest rates and terms for similar financial instruments. It is not practicable to estimate the fair value of Diamond’s investment in CoBank.
     Foreign Currency Hedging
          To reduce the risk of foreign currency exchange movements, Diamond periodically enters into forward contracts. These derivative instruments have settlement dates generally of less than one year, are recorded at fair value and are included in accrued liabilities (balances at July 31, 2005 and 2004 were not material). At July 31, 2005, Diamond had outstanding forward contracts to deliver 9.3 million euros at various dates through January 2006. These contracts had an average exchange rate of 1.23 U.S. dollars per euro. These derivative instruments do not meet the test for hedge accounting under SFAS No. 133, “Derivative Financial Instruments and Hedging.” Therefore, gains and losses on such derivative instruments are included in the statement of net proceeds.
     Stock-Based Compensation
          The Company accounts for stock-based compensation using methods prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”. SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” requires the Company to provide the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented. The pro forma effect on net proceeds was not material in 2005.
     Reclassifications
          Certain prior year financial statement amounts have been reclassified to conform to the current year classification. Such reclassifications had no effect on net proceeds, current assets, current liabilities, or total members’ equity.
     Recent Accounting Pronouncements
          In January 2003, the Financial Accounting Standards Board issued FASB interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). In December 2003, the FASB issued FIN 46(R), a revision of FIN 46. FIN 46(R) sets forth new consolidation criteria and additional disclosures regarding variable interest entities, and may require consolidation of entities not required to be consolidated under prior accounting rules, or deconsolidation of entities in certain cases. FIN 46(R) is effective for the Company’s year ending July 31, 2005. Effective August 1, 2004, the Company adopted FIN 46(R), retroactively, by restating prior years’ financial statements. As a result, the Company deconsolidated the Diamond Walnut Capital Trust (“Trust”), and recorded a $15,464 subordinated loan (“Loan”), a $464 investment in common stock of the Trust in other assets, and interest expense on the Loan, rather than minority interest, with no effect on net proceeds. The Trust was created for the sole purpose of issuing trust preferred securities, which had historically been included in the Company’s balance sheet as a $15,000 trust preferred minority interest. The loan was paid off in July 2005 with the proceeds from the Company’s initial public offering.
          In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Adoption of this statement in 2003 had no impact on the Company’s financial position or results of operations.
          In December 2004, SFAS No. 123(R), Share-Based Payment, was issued. This statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant date fair value of the security issued. In addition, liability awards will be remeasured each reporting period and compensation costs will be recognized over the period that an employee provides service in exchange for the award. This statement will be effective for the Company beginning in the first quarter of fiscal 2006. This new standard will result in compensation expense for restricted stock and for options granted after July 31, 2005. The Company estimates the impact on annual results of operations for share-based payment grants as of July 31, 2005 to be approximately $3.5 million over the next three years.
          In November 2004, SFAS No. 151, Accounting for Inventory Costs, was issued. Statement 151 requires allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes adoption of this statement will have no material impact on the Company’s financial position or results of operations.
(3) Notes Payable and Long-Term Obligations
          The Company has an unsecured master loan agreement with CoBank that provides for both a revolving line of credit in an aggregate principal amount of $57.5 million bearing an interest rate of LIBOR (3.36% at July 31, 2005) plus 0.75% per annum and a long-term revolver that provides an aggregate principal amount of $20.0 million bearing an interest rate of LIBOR plus 0.8% per annum. The long-term revolving agreement expires on November 10, 2008. The master loan agreement governing these credit facilities expires on January 15, 2007, and subjects the Company to financial and other covenants and contains customary events of default. As of July 31, 2005 and 2004, the Company had an aggregate principal amount outstanding of $0 and $19.6 million on the revolving line of credit and no borrowings on the long-term revolver.
          The Company has a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $32.5 million and a $2.0 million letter of credit facility. The revolving line of credit expires on January 15, 2007 and bears interest at a rate of LIBOR plus 0.65% per annum. The credit agreement governing these notes subjects the Company to financial and other covenants and contains customary events of default. As of July 31, 2005 and 2004, the Company had an aggregate principal amount outstanding of $0 and $21.8 million on the revolving line of credit.
          Weighted average amounts outstanding and interest rates under both short-term credit agreements were $27.4 million and 3.2%, and $18.9 million and 1.8% for the years ended July 31, 2005 and 2004, respectively.
          The Company has $20.0 million of senior notes outstanding with two institutional investors. The Company is required to make annual principal repayments on these notes in the amount of $4.0 million starting December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35%. The Company, and its subsidiaries, are subject to certain affirmative and negative covenants outlined in the senior note agreement.
          During 2005 and 2004, a wholly-owned subsidiary of the Company, Diamond Walnut Capital Trust, had outstanding a $15,464 subordinated loan with a rate of interest of 7.2%. This Loan was paid in full on July 28, 2005 from a portion of the proceeds from the initial public offering.
          As of July 31, 2005 and 2004, the Company was in compliance with all applicable covenants of its credit facilities.

(4) Property, Plant and Equipment
          Property, plant and equipment consisted of the following:

	July 31,
	2005	2004
Land and improvements	$1,955	$1,967
Buildings	19,421	18,467
Machinery, equipment and software	74,407	71,079
Construction in progress	6,270	1,516

	102,053	93,029
Less accumulated depreciation	(74,395)	(71,574)

Property, plant and equipment , net	$27,658	$21,455

(5) Income Taxes
          Income tax expense (benefit) consisted of the following:

	Year Ended July 31,
	2005	2004	2003
Current
Federal	$(1,684)	$(107)	$1,239
State	(108)	(38)	351
Deferred	(6,593)	102	(64)

Total	$(8,385)	$(43)	$1,526

          A reconciliation of the statutory federal income tax rate of 35% (34% for 2004 and 2003) applied to net proceeds and Diamond’s income tax expense (benefit) was as follows:

	Year Ended July 31,
	2005	2004	2003
Federal tax computed at the statutory rate	$61,044	$60,360	$53,359
Benefit for payments to members	(66,322)	(60,593)	(52,217)
Change in valuation allowance	(19)	264	—
Recognition of net deferred tax assets resulting from the conversion, net of valuation allowance of $799	(1,912)	—	—
State taxes, net of federal benefit	(746)	(76)	338
Other items, net	(430)	2	46

Income tax expense (benefit)	$(8,385)	$(43)	$1,526

          The tax effect of temporary differences and net operating losses which give rise to deferred tax assets and liabilities consisted of the following:

	At July 31, 2005			At July 31, 2004
		Valuation			Valuation
	Gross	Allowance	Net	Gross	Allowance	Net
Deferred tax assets:
Current:
Inventories	$1,178		$1,178	$193		$193
Receivables	205		205	—		—
Accruals	1,928		1,928	672		672
Other	100		100	109		109

Total current	3,411	—	3,411	974	—	974
Non-current:
Net operating loss	4,207		4,207	—		—
Retirement benefits	4,512	(1,044)	3,468	881	(264)	617

Total non-current	8,719	(1,044)	7,675	881	(264)	617
Deferred tax liabilities:
Current:
Retirement benefits	685		685	—		—
Non-current:			—			—
Retirement benefits	2,386		2,386	—		—
Property, plant and equipment	156		156	325		325

Total non-current	2,542	—	2,542	325	—	325

Total deferred income taxes	$8,903	$(1,044)	$7,859	$1,530	$(264)	$1,266

Composed of:
Net current deferred income taxes			$2,726			$583
Net long-term deferred income taxes			5,133			683

			$7,859			$1,266

          A valuation allowance at July 31, 2005 of $1.0 million was provided for tax benefits that are not more likely than not to be recognized in the future. In the future, if tax benefits are realized related to these temporary differences, the reduction in valuation allowance will reduce income tax expense.
          At July 31, 2005, the Company has net operating loss carry forwards of approximately $10.0 million for Federal tax purposes which will expire in 2025, if unused, and approximately $14.0 million for state tax purposes which will expire in 2015, if unused.
(5) Commitments and Contingencies
          Diamond is subject to various legal proceedings and claims and has made accruals for such matters where deemed appropriate. In the opinion of management, the ultimate outcome of these actions will not materially affect the financial position, results of operations or cash flows of Diamond. At July 31, 2005, the Company had commitments of $1.3 million to purchase new equipment.
          Operating lease expense for the years ended July 31, 2005, 2004 and 2003 was $740, $745, and $515, respectively

     At July 31, 2005, future minimum payments under non-cancelable operating leases (primarily for real property) were as follows:

2006	$759
2007	645
2008	536
2009	532
2010	280
Thereafter	107

Total	$2,859

(6) Segment Disclosures
          The Company operates in a single segment: the processing, marketing and distributing of culinary, snack, in-shell and ingredient/food service nuts. The geographic presentation of net sales below is based on destination of the sale. The “Europe” category consists primarily of Germany, Spain, Italy, Netherlands and the U.K. The “Other” category consists primarily of Japan, Canada, Korea, Israel and Australia. The geographic distributions of the Company’s net sales for the years ended July 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
United States	$322,461	$249,494	$220,877
Europe	70,526	56,462	46,977
Other	69,561	53,727	40,596

Total	$462,548	$359,683	$308,450

          All long-lived assets are located in the United States. Sales to the largest customer accounted for approximately 17%, 16% and 15% of net sales for the years ended July 31, 2005, 2004 and 2003.
(7) Valuation Reserves and Qualifying Accounts

		Amount
	Beginning	Charged	Charged to	End of
	of Period	to Expense	Reserve	Period
Allowance for Doubtful Accounts
Year ended July 31, 2003	$140	$875	$(239)	$776
Year ended July 31, 2004	776	200	(93)	883
Year ended July 31, 2005	883	196	(564)	515
Deferred Tax Asset Valuation Allowance

Year ended July 31, 2003	—	—	—	—
Year ended July 31, 2004	—	264	—	264
Year ended July 31, 2005	264	780	—	1,044
(8) Retirement Plans
          Diamond provides retiree medical benefits and sponsors three defined benefit pension plans — a qualified plan covering all salaried employees, a qualified plan covering all regular hourly employees, and a nonqualified plan for certain salaried employees. The amounts shown for pension benefits are combined amounts for all three plans. Diamond uses an August 1 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. In 2003, Diamond amended its salaried plan regarding normal retirement age, the nature of the annuity benefit and certain other provisions. The plan amendments, which were effective August 1, 2003, were recognized in benefit obligations as of July 31, 2003, and decreased pension cost by approximately $4.0 million. Any employee who joined the Company following January 15, 1999 is not entitled to retiree medical benefits.

     Obligations and Funded Status at July 31:

	Pension Benefits		Other Benefits
Change in benefit obligation:	2005	2004	2005	2004
Benefit obligation at beginning of year	$30,417	$26,738	$10,038	$9,502
Service cost	2,013	1,688	273	300
Interest cost	1,845	1,720	589	603
Plan participants’ contributions	—	—	185	130
Actuarial loss	4,426	2,244	103	94
Benefits paid	(3,800)	(1,973)	(613)	(591)

Benefit obligation at end of year	$34,901	$30,417	$10,575	$10,038

	Pension Benefits		Other Benefits
Change in plan assets:	2005	2004	2005	2004
Fair value of plan assets at beginning of year	$29,099	$26,325	$—	$—
Actual return on plan assets	3,733	3,049	—	—
Employer contributions	1,490	1,698	428	461
Plan participants’ contributions	—	—	185	130
Benefits paid	(3,800)	(1,973)	(613)	(591)

Fair value of plan assets at end of year	$30,522	$29,099	$—	$—

Funded status (under funded)	$(4,379)	$(1,318)	$(10,575)	$(10,038)
Unrecognized actuarial loss	14,055	11,762	1,170	1,102
Unrecognized prior service cost (benefit)	(3,281)	(3,568)	—	—

Net amount recognized	$6,395	$6,876	$(9,405)	$(8,936)

          Assets (liabilities) recognized in the consolidated balance sheets at July 31 consisted of:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Prepaid benefit cost	$7,688	$7,912	$—	$—
Accrued benefit liability	(1,293)	(1,036)	(9,405)	(8,936)

Net amount recognized	$6,395	$6,876	$(9,405)	$(8,936)

          The accumulated benefit obligation for all defined benefit pension plans was $30,951 and $27,568 at July 31, 2005 and 2004, respectively.
          Information for pension plans with an accumulated benefit obligation in excess of plan assets at July 31:

	2005	2004
Projected benefit obligation	$2,141	$1,429
Accumulated benefit obligation	1,328	764
          Components of net periodic benefit cost for the year ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$2,013	$1,688	$1,837	$273	$300	$268
Interest cost	1,845	1,720	1,701	589	603	598
Expected return on plan assets	(2,299)	(2,190)	(1,791)	—	—	—
Amortization of prior service cost (gain)	(287)	(287)	21	—	—	—
Amortization of net loss	699	507	259	35	48	9

Net periodic benefit cost	$1,971	$1,438	$2,027	$897	$951	$875

          For purposes of calculating retiree medical benefit cost, prior service cost is amortized on a straight-line basis over the average remaining years of service to full eligibility for benefits for active plan participants. For purposes of calculating net periodic pension cost, prior service cost is amortized on a straight-line basis over the average remaining years of service of the active plan participants.
     Assumptions
          Weighted-average assumptions used to determine benefit obligations at July 31 were as follows:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.25%	6.00%	6.50%	5.25%	6.00%	6.50%
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A
          Weighted-average assumptions used to determine net periodic benefit cost for the years ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.50%	7.00%	6.00%	6.50%	7.00%
Expected long-term return on plan assets	8.00	8.00	8.00	N/A	N/A	N/A
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A
          For measurement purposes, a level 5% annual rate of increase in the per capita cost of covered dental benefits was assumed for all future years. For medical coverage, the initial increase rate (for fiscal 2005) was assumed to be 9%. Over a 9-year period, the rate decreases to 5%. Retirees and their beneficiaries contribute toward the cost of their medical and dental benefits. These contributions were assumed to increase at the same rates assumed for medical benefit increases.
          The expected long-term rate of return on plan assets is established after consultation with advisors based on the established allocation.
          For measurement purposes at each of July 31, 2005, 2004 and 2003, a level 5% annual rate of increase in the per capita cost of covered dental care benefits was assumed for all future years. Increase rates for the medical plan were assumed as follows:

	2005	2004	2003
Health care cost trend rate assumed for next year	8.5%	9.0%	9.5%
Rate to which the cost trend rate assumed to decline (the ultimate trend rate)	5.0	5.0	5.0
Year the rate reaches ultimate trend rate	2013	2013	2013
          Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates (medical and vision) would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease
Effect on total of service and interest cost	$157	$(125)
Effect on postretirement benefit obligation	1,538	(1,262)
     Plan Assets
          The Company’s pension plan weighted-average asset allocations at July 31 were as follows:

	2005	2004	2003
Asset category:
Equity securities	75.0%	74.7%	74.4%
Debt securities	25.0%	25.3%	25.6%

Total	100.0%	100.0%	100.0%

          Pension obligations and expenses are most sensitive to the expected return on pension plan assets and discount rate assumptions. Other post retirement benefits obligations and expenses are most sensitive to discount rate assumptions and health care cost trend rate. Diamond determines the expected return on pension plan assets based on an expectation of the average annual returns over an extended period of years. This expectation is based, in part, on the actual returns achieved by the Company’s pension plan in prior periods. The Company also considers the weighted average historical rate of returns on securities with similar characteristics to those in which the Company’s pension assets are invested.
          The investment objectives for the Diamond plans are to maximize total returns within reasonable and prudent levels of risk. The plan asset allocations are a key element in achieving the expected investment returns on plan assets. The asset allocation strategy targets an allocation of 70% for equity securities and 30% for debt securities with adequate liquidity to meet expected cash flow needs. Actual asset allocation may fluctuate within acceptable ranges due to market value variability. If fluctuations cause an asset class to fall outside its strategic asset allocation range, the portfolio will be rebalanced as appropriate.
     Cash Flows
          Benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years ended July 31:

	Pension	Other
	Benefits	Benefits
2006	$1,779	$459
2007	1,913	483
2008	1,336	488
2009	2,191	538
2010	1,689	558
2010—2014	13,229	3,274
     Medicare Modernization Act
          The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law in December 2003. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position No. 106-2 (“FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The Company is still determining whether the benefits provided by the plan are actuarially equivalent to Medicare Part D and has not elected to apply for the subsidy. The Company concluded that the enactment of the Act was not a significant event pursuant to FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits other than Pensions, and therefore the effects of the Act were not recognized for the year ended July 31, 2005. As a result, there was no impact on operating expenses for the year ended July 31, 2005 and the accumulated post-retirement benefit obligation excludes any reductions for the subsidy.
     Defined Contribution Plan
          The Company also recognized defined contribution plan expenses of $301, $324 and $239 for the years ended July 31, 2005, 2004 and 2003, respectively.
(9) Stock Plans
          The Company uses a broad based stock plan to help align employee and director incentives with stockholders’ interests. The 2005 Equity Incentive Plan (the Plan) was approved in March 2005 and provides for the awarding of options, restricted stock, stock bonuses, restricted stock units, and stock appreciation rights. The compensation committee of the Board of Directors administers the Plan. A total of 2,500,000 shares of common stock have been initially reserved for issuance under the Plan, and the number of shares available for issuance under the Plan will increase by an amount equal to 2% of the Company’s total outstanding shares as of July 31 each year.

          Effective with the initial public offering in July 2005, the Company granted 598,144 shares of restricted stock to its directors, advisors and executive officers under the Plan. The shares of restricted stock vest over a three-year period. Also effective with the initial public offering, the Company granted options to purchase 1,042,720 shares of common stock at an exercise price of $17.00 per share (the fair market value of the common stock on date of grant). The options expire in ten years and vest over three years. The restricted stock and options had a fair value of $17.00 and $5.18 per share, respectively, on date of grant. The fair value of the options granted was determined based on a Black-Scholes calculation with the following assumptions: risk-free interest rate — 4.25%; volatility — 25%; expected life — 6 years; and dividend rate — .70%. As of July 31, 2005, options to purchase 1,042,720 shares of common stock were outstanding, none of which were exercisable.
          In 2006, the Company will adopt SFAS No. 123 (R) in its first fiscal quarter, and will begin to recognize compensation expense related to stock-based awards granted.
          At July 31, 2005, the Company had 859,156 shares available for future grant under the Plan.
          The 2005 Employee Stock Purchase Plan provides for eligible employees to purchase shares of common stock at a discount on a periodic basis. As of July 31, 2005 400,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan, and shares available for issuance will increase by an amount equal to 1% of the Company’s total outstanding shares as of July 31 each year, up to a maximum of 4,000,000 shares. No shares were issued under the Employee Stock Purchase Plan in 2005.
(10) Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended July 31, 2005
Net sales and other revenues	$172,758	$112,488	$79,633	$97,669
Proceeds before operating expenses	209,225	12,929	8,736	6,020
Operating expenses	17,639	14,661	11,303	11,738
Net proceeds (loss)	191,293	(2,252)	(3,232)	(3,013)
Year ended July 31, 2004
Net sales and other revenues	$142,236	$90,832	$56,425	$70,190
Proceeds before operating expenses	189,962	16,123	8,689	9,019
Operating expenses	10,550	14,236	9,793	8,263
Net proceeds (loss)	176,630	1,137	(341)	165
Year ended July 31, 2003
Net sales and other revenues	$131,872	$84,124	$42,304	$50,150
Proceeds before operating expenses	167,200	10,081	9,215	8,664
Operating expenses	10,899	11,672	6,122	6,988
Net proceeds (loss)	153,903	(3,005)	2,700	1,073

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          Not Applicable.
Item 9A. Controls and Procedures
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2005. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
          There were no significant changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 10a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls subsequent to the date we completed our evaluation.
Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
          The information required by this item is incorporated by reference to disclosure under the subheadings “Proposal No. 1—Election of Directors—Directors/Nominees,” “Executive Compensation—Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Directors Matters” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on January 10, 2006 (the “2006 Proxy Statement”).
Item 11. Executive Compensation
          The information required by this item is incorporated by reference to disclosure under the headings “Executive Compensation” and “Corporate Governance and Board of Directors Matters” in the 2006 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information required by this item is incorporated by reference to disclosure under the subheadings “Executive Compensation—Equity Compensation Plan Information” and “Stock Ownership of Principal Stockholders and Management” in the 2006 Proxy Statement.

Item 13. Certain Relationships and Related Transactions
     The information required by this item is incorporated by reference to the subheadings “Certain Relationships and Related Party Transactions” section of the 2006 Proxy Statement.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference from the “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” section of the 2006 Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
     1. Financial Statements.
(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets at July 31, 2005 and 2004

(c)	Consolidated Statements of Net Proceeds for the years ended July 31, 2005, 2004 and 2003

(d)	Consolidated Statements of Stockholders’/Members’ Equity for the years ended July 31, 2005, 2004 and 2003

(e)	Consolidated Statements of Cash Flows for the years ended July 31, 2005, 2004 and 2003

(f)	Notes to the Consolidated Financial Statements
     2. Financial Statement Schedules.
     All schedules are omitted because the required information is included with the Consolidated Financial Statements.
     3. Exhibits.
The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with	Incorporated by reference
Number	Exhibit Title	this 10-K	Form	File No.	Date Filed
2.01	Form of Amended and Restated Agreement and Plan of Conversion.		Form S-1	File No. 333-123576	July 18, 2005

3.01	Registrant’s Certificate of Incorporation, as amended.		Form S-1	File No. 333-123576	July 15, 2005

3.02	Registrant’s Restated Bylaws.		Form S-1	File No. 333-123576	March 25, 2005

4.01	Form of Certificate for Registrant’s common stock.		Form S-1	File No. 333-123576	July 18, 2005

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers.		Form S-1	File No. 333-123576	March 25, 2005

10.02*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement.		Form S-1	File No. 333-123576	March 25, 2005

		Filed with	Incorporated by reference
Number	Exhibit Title	this 10-K	Form	File No.	Date Filed
10.03*	2005 Employee Stock Purchase Plan and form of subscription agreement.		Form S-1	File No. 333-123576	March 25, 2005

10.04*	Diamond Walnut Growers, Inc. 401(k) Plan.		Form S-1	File No. 333-123576	March 25, 2005

10.05*	Diamond Foods, Inc. Annual Bonus Program.		Form 8-K	File No. 000-51439	October 25, 2005

10.06	Diamond of California Long-Term Incentive Program.		Form S-1	File No. 333-123576	March 25, 2005

10.07*	Diamond of California Michael J. Mendes Long Term Incentive Compensation Program, as amended.		Form S-1	File No. 333-123576	March 25, 2005

10.08*	Diamond Walnut Growers, Inc. Retirement Restoration Plan.		Form S-1	File No. 333-123576	March 25, 2005

10.09*	Diamond of California Management Pension Plan.		Form S-1	File No. 333-123576	March 25, 2005

10.10	Diamond Walnut Growers, Inc. Pension Plan, as restated		Form S-1	File No. 333-123576	March 25, 2005

10.11*	Employment Agreement, dated March 25, 1997, between Registrant and Michael J. Mendes.		Form S-1	File No. 333-123576	March 25, 2005

10.12*	Description of Compensation Arrangement for Gary K. Ford.		Form S-1	File No. 333-123576	March 25, 2005

10.13*	Offer Letter, dated October 11, 2004, for Seth Halio.		Form S-1	File No. 333-123576	March 25, 2005

10.14*	Description of Compensation Arrangement for Samuel J. Keiper.		Form S-1	File No. 333-123576	March 25, 2005

10.15*	Description of Director Compensation Arrangements.		Form S-1	File No. 333-123576	March 25, 2005

10.16	Preferred Securities Purchase Agreement and accompanying agreements, dated August 20, 1998, between Registrant, DW Capital Trust I and The Prudential Insurance Company of America, as amended.		Form S-1	File No. 333-123576	March 25, 2005

10.17	Note Purchase Agreement, dated July 17, 2001, between Registrant, Teachers Insurance and Annuity Association of America and Connecticut General Life Insurance Company, as amended.		Form S-1	File No. 333-123576	March 25, 2005

		Filed with	Incorporated by reference
Number	Exhibit Title	this 10-K	Form	File No.	Date Filed
10.18	Intercreditor Agreement, dated September 11, 2002, between Bank of the West and CoBank, ACB.		Form S-1	File No. 333-123576	March 25, 2005

10.19	Master Loan Agreement, dated February 23, 2004, between Registrant and CoBank, ACB, as amended.		Form S-1	File No. 333-123576	March 25, 2005

10.20	Credit Agreement, dated December 2, 2004, between Registrant and Bank of the West.		Form S-1	File No. 333-123576	March 25, 2005

10.21	Form of Walnut Purchase Agreement.		Form S-1	File No. 333-123576	May 3, 2005

10.22	Trademark Agreement, dated July 1, 2002, between Registrant and Blue Diamond Growers.		Form S-1	File No. 333-123576	March 25, 2005

10.23	Rights Agreement, dated as of April 29, 2005, by and between Registrant and EquiServe Trust Company, N.A.		Form S-1	File No. 333-123576	May 3, 2005

10.24	Second Amendment to Note Purchase Agreement, dated April 8, 2005, between Registrant, Teachers Insurance and Annuity Association of America and Pru & Co.		Form S-1	File No. 333-123576	May 3, 2005

10.25	Consent of Bank of the West, dated March 17, 2005, relating to Credit Agreement, dated December 2, 2004, between Registrant and Bank of the West.		Form S-1	File No. 333-123576	May 3, 2005

10.26	Form of Change of Control and Retention Agreement between Registrant and each of its executive officers.		Form S-1	File No. 333-123576	May 3, 2005

10.27	Waiver regarding 7.20% Cumulative Recourse Offered Preferred Securities, dated as of June 1, 2005, by Wilmington Trust Co., as Property Trustee and Delaware Trustee of the DW Capital Trust I, The Prudential Insurance Company of America and Diamond Walnut Growers, Inc.		Form S-1	File No. 333-123576	July 15, 2005

21.01	List of Subsidiaries of Registrant.		Form S-1	File No. 333-123576	March 25, 2005

23.01	Consent of Deloitte & Touche LLP	X

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

		Filed with	Incorporated by reference
Number	Exhibit Title	this 10-K	Form	File No.	Date Filed
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates management contract or compensatory plan or arrangement
All other schedules, which are included in the applicable accounting regulations of the Securities and Exchange Commission, are not required here because they are not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.

By:	/s/ Seth Halio

Seth Halio
Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature Date
/s/ Michael J. Mendes	President and Chief Executive Officer and Director (principal executive officer)	October 27, 2005

Michael J. Mendes

/s/ Seth Halio	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	October 27, 2005

Seth Halio

/s/ Laurence M. Baer	Director	October 27, 2005

Laurence M. Baer

/s/ John J. Gilbert	Director	October 27, 2005

John J. Gilbert

/s/ Robert M. Lea	Director	October 27, 2005

Robert M. Lea

/s/ Dennis Mussell	Director	October 27, 2005

Dennis Mussell

/s/ Steven M. Neil	Director	October 27, 2005

Steven M. Neil

/s/ Joseph P. Silveira	Director	October 27, 2005

Joseph P. Silveira

/s/ Glen C. Warren, Jr.	Director	October 27, 2005

Glen C. Warren, Jr.

/s/ Robert J. Zollars	Director	October 27, 2005

Robert J. Zollars

EXHIBIT INDEX

Exhibit Number	Exhibit Description
23.01	Consent of Deloitte & Touche LLP

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002