Form 10-Q
period 2005-10-31
Diamond Foods Inc
filed 2005-12-06
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51439
DIAMOND FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20-2556965 (IRS Employer Identification No.)

1050 South Diamond Street Stockton, California (Address of Principal Executive Offices)	95205-7087 (Zip Code)

209-467-6000 (Telephone No.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes☐ No☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes☐ No☑
Number of shares of common stock outstanding as of November 30, 2005: 15,555,506

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report regarding our future financial and operating performance and results, business strategy, market prices, future commodity prices, plans and forecasts and other statements that are not historical facts are forward-looking statements. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and other similar expressions to identify forward-looking statements many of which discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. We have based these forward-looking statements on our assumptions, expectations, and projections about future events only as of the date of this Quarterly Report.
These forward-looking statements also involve many risks and uncertainties that could cause actual results to differ from our expectations in material ways. Please refer to the risks and uncertainties discussed in the section titled “Risk Factors.” You also should carefully consider other cautionary statements elsewhere in this Quarterly Report and in other documents we file from time to time with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K and other Quarterly Reports on Form 10-Q to be filed by us during our 2006 fiscal year. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	October 31,	July 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$24,981	$49,035
Trade receivables, less allowance for doubtful accounts of $566 and $515, respectively	98,523	42,246
Inventories	206,827	111,270
Deferred income taxes	1,487	2,726
Prepaid expenses and other current assets	6,679	5,169

Total current assets	338,497	210,446
Property, plant and equipment, net	28,717	27,658
Investment in CoBank	2,269	2,269
Deferred income taxes	3,656	5,133
Other assets	5,736	6,522

Total	$378,875	$252,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable — members	$1,550	$2,119
Payable to members for membership interest	—	17,329
Accounts payable and accrued liabilities	55,311	29,422
Payable to growers	186,207	72,554

Total current liabilities	243,068	121,424
Long-term obligations	20,000	20,000
Other liabilities	10,849	11,142
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; Authorized:
100,000,000 shares; 15,555,506 shares issued and outstanding	16	16
Additional paid-in capital	89,913	88,491
Retained earnings	15,029	10,955

Total stockholders’ equity	104,958	99,462

Total	$378,875	$252,028

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (2005)/
CONDENSED CONSOLIDATED STATEMENT OF NET PROCEEDS (2004)
(In thousands, except per share amounts)
(unaudited)

	Statement of Operations	Statement of Net Proceeds
	Quarter ended October 31,
	2005	2004
Net sales and other revenues	$178,060	$172,758
Patronage inventory at beginning of period	—	(101,403)
Patronage inventory at end of period	—	203,846

Net sales (2005)/Gross marketing pool proceeds (2004)	178,060	275,201
Cost of sales	152,479	65,976
Cost of sales-NRV amount	2,770	—

Total cost of sales	155,249	65,976

Gross margin (2005)/Proceeds before operating expenses (2004)	22,811	209,225
Operating expenses:
Selling, general and administrative (includes $782 of stock-based compensation in 2005)	9,190	7,984
Advertising	6,594	9,655

Total operating expenses	15,784	17,639

Income from operations (2005)/ Operating proceeds (2004)	7,027	191,586
Interest, net	24	1,041
Conversion costs	—	26
Other	213	—

Income before income tax expense (2005)/Proceeds before income tax expense (2004)	6,790	190,519
Income tax expense (benefit)	2,716	(774)

Net income (2005)/ Net proceeds (2004)	$4,074	$191,293

Earnings per share:
Basic	$0.26
Fully-diluted	$0.26

Shares used to compute earnings per share:
Basic	15,556
Fully-diluted	15,634
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Quarter ended October 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (2005) /Net proceeds (2004)	$4,074	$191,293
Adjustments to reconcile net income (2005)/net proceeds (2004) to net cash used in operating activities:
Depreciation and amortization	1,117	1,089
Deferred income taxes	2,716	(772)
Stock based compensation	782	—
Changes in assets and liabilities:
Trade receivables	(56,277)	(70,223)
Inventories	(95,557)	(101,603)
Prepaid expenses and other current assets	(1,510)	(1,515)
Other assets	786	(1)
Accounts payable and accrued liabilities	25,889	32,678
Payable to growers	113,653	—
Other liabilities	347	125
Adjustment to current member account for change in prepaid inventory costs	—	4,045
Cash payments to members	—	(65,604)

Net cash used in operating activities	(3,980)	(10,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,176)	(1,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable borrowings (repayments), net	(569)	12,243
Net proceeds from initial public offering paid to members	(17,329)	—

Net cash provided by (used in) financing activities	(17,898)	12,243

Net increase (decrease) in cash and cash equivalents	(24,054)	199
Cash and cash equivalents:
Beginning of period	49,035	780

End of period	$24,981	$979

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$110	$884
Income taxes	15	(106)
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarters ended October 31, 2005 and 2004
(In thousands, except share information)
(1) Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Diamond Foods, Inc. (the “Company” or “Diamond”) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2005, except as described below, and, in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition at October 31, 2005, and the results of the Company’s operations and cash flows for the quarters ended October 31, 2005 and 2004. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K. Operating results for the quarter ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006.
On July 26, 2005, after receiving required approvals and meeting certain conditions, Diamond Walnut Growers, Inc. converted from an agricultural cooperative association to a Delaware corporation through a merger with and into its wholly owned subsidiary, Diamond, and at the same time completed an initial public offering of Diamond’s common stock.
The accompanying consolidated statement of net proceeds for the quarter ended October 31, 2004 has been prepared in accordance with GAAP for agricultural cooperative associations. Effective August 1, 2005 the Company began to prepare its financial statements in accordance with GAAP for companies that are not agricultural cooperative associations. The principal difference relates to accounting for walnut inventories received from cooperative members. As a cooperative association, Diamond used the net realizable value method to value these inventories. Walnuts received by Diamond subsequent to July 31, 2005 are accounted for under the lower of cost (first-in, first-out), or market method. As a result, the statement of operations for the quarter ended October 31, 2005 and the statement of net proceeds for the quarter ended October 31, 2004 are not comparable.
Certain prior year financial statement amounts have been reclassified to conform to the current year classification.
There was no material difference between net income and other comprehensive income for the quarter ended October 31, 2005.
(2) Stock Plan Information
The Company has various stock-based compensation programs, which provide for equity awards including stock options and restricted stock. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period. Stock options may be granted to officers, employees and directors. The Company has elected to continue to account for stock-based compensation for options granted prior to August 1, 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby the options are granted at market price, and, therefore, no compensation expense is recognized. As required by Statement of Financial Accounting Standards No. 148 (SFAS No. 148), Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, the Company has provided fair value based pro-forma disclosures in its interim financial statements.
If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s pro-forma net income, basic and diluted earnings per common share would have been as follows:

Quarter ended October 31, 2005

Net income, as reported	$4,074
Total stock-based compensation recorded in the statement of operations, net of related tax effects	469
Total stock-based compensation expense determined under fair value based method for awards, net of related tax effects	(722)
Pro forma net income	$3,821
Net income per common equivalent share:
Basic — as reported	$0.26
Basic — pro forma	$0.25
Diluted — as reported	$0.26
Diluted — pro forma	$0.24
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair-value of share-based awards. Beginning with its adoption by the Company in August 2005, all stock options granted subsequent to July 20, 2005 will be recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. SFAS No. 123R requires use of fair value computed at the date of grant to measure share-based awards.
(3) Earnings Per Share
Options to purchase 1,373,887 shares of common stock at prices ranging from $16.62 to $20.07 per share were outstanding at October 31, 2005. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and includes the dilutive effect of common shares issuable upon the exercise of outstanding options, calculated using the treasury stock method. Options to purchase 18,667 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $18.54 for the quarter, and therefore their effect would be antidilutive.
(4) Balance sheet items
Inventories consisted of the following:

	October 31,	July 31,
	2005	2005
Raw materials and supplies	$140,912	$33,949
Work in process	19,658	30,732
Finished goods	46,257	46,589

Total	$206,827	$111,270

Accounts payable and accrued liabilities consisted of the following:

	October 31,	July 31,
	2005	2005
Accounts payable	$40,496	$15,677
Accrued salaries and benefits	5,845	3,686
Accrued promotion	4,320	5,241
Accrued other	4,650	4,818

Total	$55,311	$29,422

In November 2004, SFAS No. 151, Accounting for Inventory Costs, was issued. Statement 151 requires allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period incurred. This statement was effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and its adoption had no material impact on Diamond’s financial statements.
(5) Foreign Currency Hedging
To reduce the risk of foreign currency exchange movements, Diamond periodically enters into forward contracts. These derivative instruments have settlement dates generally less than one year, are recorded at fair value and are included in accrued liabilities (balances at October 31, 2005 and July 31, 2005 were not material). At October 31, 2005, Diamond had outstanding forward contracts to deliver 11.1 million euros at various dates through January 2006. These contracts had an average exchange rate of 1.24 U.S. dollars per euro. These derivative instruments were not accounted for as hedges as defined under SFAS No. 133, “Derivative Financial Instruments and Hedging.” Therefore, gains and losses on such derivative instruments are included in operations.
(6) Credit Facilities
The Company has an unsecured master loan agreement with CoBank that provides for both a revolving line of credit in an aggregate principal amount of $57.5 million bearing interest at LIBOR plus 0.75% per annum and a long-term revolver that provides an aggregate principal amount of $20.0 million bearing interest at LIBOR plus 0.8% per annum. The long-term revolving agreement expires on November 10, 2008. The master loan agreement governing these credit facilities expires on January 15, 2007, and subjects the Company to financial and other covenants and contains customary events of default. As of October 31, 2005 and July 31, 2005, the Company had no amount outstanding on the revolving line of credit and no borrowings on the long-term revolver.
The Company has a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $32.5 million and a $2.0 million letter of credit facility. The revolving line of credit expires on January 15, 2007 and bears interest at LIBOR plus 0.65% per annum. The credit agreement governing these notes subjects the Company to financial and other covenants and contains customary events of default. As of October 31, 2005 and July 31, 2005, the Company had no amount outstanding on the revolving line of credit.
The Company has $20.0 million of senior notes outstanding with two institutional investors. The Company is required to make annual principal repayments on these notes in the amount of $4.0 million starting December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35%. The Company is subject to certain affirmative and negative covenants outlined in the senior note agreement.
As of October 31, 2005 and July 31, 2005, the Company was in compliance with all applicable covenants of its credit facilities.
(7) Retirement Plans
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
Components of net periodic benefit cost for the quarters ended October 31 were as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$590	$464	$63	$69
Interest cost	449	438	136	148
Expected return on plan assets	(580)	(571)	—	—
Amortization of prior service cost	(72)	(72)	—	—
Amortization of net loss	219	154	5	8

Net periodic benefit cost	$606	$413	$204	$225

Defined Contribution Plan — The Company also recognized defined contribution plan expenses of $103 and $83 for the quarter ended October 31, 2005 and 2004, respectively.
(8) Contingencies
The Company and PG&E are parties to an agreement pursuant to which the Company agreed to provide to PG&E electric power produced from a co-generation facility owned by the Company. In November 2005, the Company notified PG&E that it ceased operating the facility. The agreement provides for potential payments by the Company to PG&E in the event the Company terminates the contract. The Company believes that any payments to PG&E in connection with the termination of this agreement would not be material.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
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
A disproportionate amount of our net sales and related net income (net proceeds prior through July 31, 2005) are recognized in the first half of our fiscal year. For example, net sales in the first half of 2005 and 2004 were 61.7% and 64.8% of net sales for each full fiscal year. In the near term, we expect a higher percentage of our net income to be earned in the first half of our fiscal year because many of our operating costs are fixed and cannot be reduced when net sales are lower quarter to quarter. However, as we continue to introduce new products, such as snack nuts, we expect net sales, and related net income, to be less seasonal.
The historical financial information contained herein for fiscal year 2005 has been derived from financial statements prepared in accordance with GAAP for agricultural cooperative associations. Effective August 1, 2005, our financial statements have been prepared in accordance with GAAP for companies that are not cooperative associations. The principal difference relates to accounting for walnut inventories. As an agricultural cooperative association, crop year pools were established for members’ walnuts. In addition, net patronage proceeds or losses from the sale of walnuts were allocated to members by crop year pool. Payments to members were specifically identified as to crop year pool.
Furthermore, as an agricultural cooperative association we used the net realizable value, or NRV, method to value walnut inventories delivered by members. NRV is the estimated sales price of inventories less estimated completion, distribution and selling costs. As a result of crop pool accounting and the NRV method of valuing inventories, our historical financial statements do not include a cost of goods sold for walnuts received from members. Effective August 1, 2005, we were not eligible to use crop year pool accounting and NRV, and instead account for purchases of walnuts from growers on a historical cost basis. Consequently, the results of operations reported subsequent to fiscal year 2005 will be significantly different than net proceeds reported in fiscal years 2005 and prior.
Critical Accounting Policies
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies are set forth below.
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
Inventories. Effective August 1, 2005, all inventories are accounted for on a lower of cost (first-in, first-out) or market basis. Prior to that date, as a cooperative association, we recorded walnut inventories acquired from members at estimated net realizable value (estimated sales price less estimated completion, distribution and selling costs). We estimated sales prices and costs based on historical experience and other assumptions that we believe were reasonable. Actual results could differ materially from these estimates. All other inventories were stated at the lower of cost (first in, first out) or market. Other inventories include purchased commodities, processed walnuts used in non-patronage products, manufacturing costs and packing materials and supplies.
In connection with the IPO, Diamond entered long term Walnut Purchase Agreements with substantially all of its former member growers. Under these agreements, growers will deliver their entire walnut crop to Diamond during the Fall harvest season and Diamond will announce a purchase price for this inventory by March 31 of the following year. This purchase price will be a market-based price determined by Diamond in good faith, taking into account market conditions, crop size, quality, and varieties, among other relevant factors. Since the ultimate price to be paid will be determined in the March subsequent to receiving the walnut crop, management must make an estimate of this price for the first and second quarter interim financial statements. These estimates are subject to change and such changes, if any, could be material.
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
Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The recoverability of the deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered.
Supplemental and Non-GAAP Financial Information
Diamond has provided non-GAAP financial information for the quarter ended October 31, 2005 which excludes a one time charge to cost of sales as a result of the conversion from a cooperative to a public company in July 2005. This charge relates to the company’s use of net realizable value (NRV) accounting for certain inventories acquired prior to August 1, 2005. Starting August 1, 2005 Diamond began using the lower of cost or market method of valuing walnut inventories acquired subsequent to that date. As a result of using NRV accounting for certain inventories, these inventories were valued higher than they would have been under the lower of cost or market method. Therefore, the amount charged to cost of goods sold was higher as these inventories were sold in the quarter ended October 31, 2005. Since all of these inventories were sold as of October 31, 2005, future cost of sales will not include similar NRV charges.
Furthermore, beginning August 1, 2005, Diamond’s cost basis for walnuts is the price it pays for walnuts. For the quarter ended October 31, 2004, the following supplemental financial information, including estimated walnut acquisition costs, is presented for purposes of comparing Diamond’s financial results in 2005 to 2004. Estimated walnut acquisition costs are based on the “field price” reported by the California Statistical Office of the USDA National Agricultural Statistics Service, or CASS, for each related crop year. Diamond believes this information is the only available measure of industry-wide walnut acquisition costs. Diamond cannot determine an actual cost basis for walnuts acquired and sold in historical periods. In addition, Diamond:
•	is unable to determine retroactively what it would have paid for walnuts in prior years had it not been a cooperative;

•	is unable to determine whether what it would have paid for walnuts would approximate amounts paid to other growers by other processors as reflected in the CASS statistics;

•	is limited by the level of detail provided by the CASS statistics; and

•	cannot ensure that the cost of sales amounts implied by the CASS statistics are representative of future cost of sales amounts.

Diamond has not undertaken any effort to validate the accuracy of the CASS statistics.

	Quarter ended October 31,
	2005	2004
	(non-GAAP)	(supplemental)
(in thousands)	(unaudited)
Net sales and other revenues	$178,060	$172,758
Cost of sales	152,479	148,035

Gross margin	25,581	24,723

Operating expenses:
Selling, general and administrative	9,190	7,984
Advertising	6,594	9,655

Total operating expenses	15,784	17,639

Operating income	9,797	7,084
Interest expense	24	1,041
Other	213	26

Income before income tax expense	$9,560	$6,017

A reconciliation of GAAP to non-GAAP and supplemental information (in thousands, except per share amounts) is as follows:

	Quarter ended October 31,
	2005	2004
GAAP cost of sales	$155,249	$65,976

Adjustment to remove one time impact of accounting for certain inventories on NRV basis	(2,770)

Adjustment to convert walnut inventories from crop year pool and NRV accounting to cost basis accounting and to record estimated walnut cost of goods sold.		82,059

Non-GAAP/supplemental cost of sales	$152,479	$148,035

GAAP income before income tax expense	$6,790

Adjustment to remove one time impact of accounting for certain inventories on NRV basis	2,770

Non-GAAP income before income tax expense	9,560
Non-GAAP income tax expense	3,824
Non-GAAP net income	$5,736

Non-GAAP earnings per share-fully diluted	$0.37
Shares used in computing non-GAAP earnings per share-fully diluted	15,634

Results of Operations
Net sales were $178.1 million and $172.8 million for the quarters ended October 31, 2005 and 2004. The increase in net sales was due to higher prices, offset, in part, by lower volume in the International and North American ingredient/food service channels. The increase in prices reflected higher commodity costs for raw materials, a portion of which we were able to pass on to consumers. This higher pricing was principally for walnuts, pecans and almonds in the North American Retail channel, shelled walnuts in the North American Ingredient/Food Service channel and in-shell and shelled walnuts in the International channel. Volume decreased from 105.4 million pounds sold in 2004 to 86.5 million pounds sold in 2005, a decrease of 17.9%.
Net sales by channel (in thousands):

			Percentage
			Change
	2005	2004	2004 to 2005
North American Retail (1)	$107,330	$89,193	20.3%
International	45,008	53,687	(16.2)
North American Ingredient/Food Service	24,536	29,016	(15.4)
Other	1,186	862	37.6

Total	$178,060	$172,758	3.1%

(1)	North American Retail represents sales of our culinary, snack and in-shell nuts in North America.
The increase in North American Retail sales resulted from the continued expansion of our Emerald products, sales of which were $10.0 million in 2005 compared to $4.0 million in 2004, price increases on various culinary and inshell products, and increased volume for culinary products, particularly in the club and mass merchandisers channels. This increase in net sales was partially offset by a decrease in volume of inshell product due primarily to the late harvest of walnuts in Fall 2005, and to less product available to sell. International and ingredient/food service sales declined primarily as a result of less product available to sell due to the lower ending inventories at July 31, 2005. This decline in volume was offset, in part, by higher pricing.
Sales of walnuts and other nuts as a percentage of net sales were:

	2005	2004
Walnuts	67.7%	72.8%
Other nuts	32.3	27.2

Total	100.0%	100.0%

Sales to one customer represented approximately 19% and 17% of total net sales for the quarters ended October 31, 2005 and 2004.
Gross margin. Gross margin for the quarter ended October 31, 2005 was 12.8%. This amount included a one time charge to cost of sales as described above. Excluding that charge, on a non-GAAP and supplemental basis as described above, gross margin for the quarters ended October 31, 2005 and 2004 was 14.4% and 14.3%.
Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel and non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $9.2 million and $8.0 million for the quarters ended October 31, 2005 and 2004. Selling, general and administrative expenses for the quarter ended October 31, 2005 included stock-based compensation charges of $0.8 million. There was no such charge for the comparable quarter in 2004.
Advertising. Advertising expense was $6.6 million and $9.7 million for the quarters ended October 31, 2005 and 2004. The change related principally to the timing of certain Emerald advertising programs.
Interest. Net interest expense for the quarter decreased to $0.1 million from $1.0 million, reflecting lower borrowings due to repayment of indebtedness and utilization of cash from the July 2005 initial public offering to fund working capital requirements.
Income Taxes. Income tax expense was $2.7 million and income tax benefit was $0.8 million for the quarters ended October 31, 2005 and 2004. Under the federal tax code, until July 31, 2005, we were a nonexempt cooperative association. Nonexempt cooperatives accrue income taxes on net non-patronage proceeds and certain expenses, which are not deductible for tax purposes. No provision for taxes was made for net patronage proceeds paid or allocated to members as qualified notices of allocation.
Effective August 1, 2005, all of our business activities are taxable under provisions of the Internal Revenue Code and certain state tax laws. Accordingly, we have provided for income taxes based on our estimated effective tax rate for the year of 40%.
Liquidity and Capital Resources
Our liquidity is dependent upon funds generated from operations and external sources of financing.
As of October 31, 2005, we had a total of $20.0 million of senior notes outstanding with two institutional investors. We are required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum. We are subject to certain affirmative and negative covenants outlined in the senior note agreement.
We also have an unsecured master loan agreement with CoBank that provides for both a revolving line of credit in an aggregate principal amount of $57.5 million, bearing an interest rate of LIBOR plus 0.75% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million bearing an interest rate of LIBOR plus 0.8% per annum. The master loan agreement was renewed on March 1, 2005 and will expire on January 15, 2007. The long-term revolving agreement expires on November 10, 2008. The master loan agreement governing these credit facilities subjects us to financial and other covenants and contains customary events of default. As of October 31, 2005, we had no amount outstanding on the revolving line of credit or on the long-term revolver.
As of October 31, 2005, we had a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $32.5 million and a $2.0 million letter of credit facility. The revolving line of credit expires on January 15, 2007, and borrowings under this line of credit bear interest at a rate of LIBOR plus 0.65% per annum. The credit agreement governing these notes subjects us to financial and other covenants and contains customary events of default. As of October 31, 2005, we had no amount outstanding on the revolving line of credit.
As of October 31, 2005, we were in compliance with all applicable loan covenants under our credit facilities and, on a combined basis, we had $110 million of available borrowing capacity.
Working capital and stockholders’ equity were $95.4 million and $105.0 million at October 31, 2005 compared to $89.0 million and $99.5 million at July 31, 2005.
During the quarter ended October 31, 2005, cash used in operating activities was $4.0 million compared to cash used in operating activities of $10.5 million during the quarter ended October 31, 2004. Cash used in investing activities was $2.2 million in 2005 compared to $1.6 million in 2004, all of which related to the purchases of equipment. Cash used in financing activities during 2005 was $17.9 million compared to cash provided by financing activities of $12.2 million in 2004.
We believe cash on hand, cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our existing lines of credit, will be sufficient to fund our contractual commitments, repay obligations as required, and meet our operational requirements through the year ended July 31, 2006.
Contractual Obligations and Commitments
Contractual obligations and commitments at October 31, 2005 are as follows (in millions):

	Payments Due by Fiscal
		2006	2007-	2009-	There-
	Total	(c)	2008	2010	after
Long-term obligations (a)	$20.0	$—	$—	$4.0	$16.0
Interest on long-term obligations	8.4	1.1	2.9	2.6	1.8
Operating leases	2.6	0.6	1.2	0.8	—
Purchase commitments (b)	2.3	2.3	—	—	—

Total	$33.3	$4.0	$4.1	$7.4	$17.8

(a)	Excludes $2.0 million in total letters of credit outstanding related to normal business transactions.

(b)	Commitments to purchase equipment.

(c)	Represents obligations and commitments for the remaining nine months of fiscal 2006.

Effects of Inflation
There has been no material change in our exposure to inflation from that discussed in our 2005 Annual Report on Form 10-K.
Recent Accounting Pronouncements
In December 2004, SFAS No. 123(R), Share-Based Payment, was issued. This statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant date fair value of the security issued. In addition, liability awards will be remeasured each reporting period and compensation costs will be recognized over the period that an employee provides service in exchange for the award. This statement was effective for us beginning in the first quarter of fiscal 2006. The effect of adopting this statement was compensation expense recognized in the quarter ended October 31, 2005 of $0.8 million for restricted stock and for stock options granted subsequent to July 31, 2005.
In November 2004, SFAS No. 151, Accounting for Inventory Costs, was issued. Statement 151 requires allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period incurred. This statement was effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and its adoption had no material impact on our financial statements.
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
We conduct a substantial amount of business with vendors and customers located outside the United States. During 2005, sales outside the United States, primarily in Germany, Japan, Spain and Italy, accounted for approximately 30% of our net sales. Our international operations are subject to a number of inherent risks, including:
•	local economic and political conditions, including disruptions in trading markets;

•	restrictive foreign governmental actions, including restrictions on transfers of funds and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	changes in legal or regulatory requirements affecting foreign investment, loans, taxes, imports, and exports;

•	currency exchange rate fluctuations which, depending upon the nature of the changes, may make our finished products more expensive compared to foreign grown products or may increase our cost of obtaining foreign-sourced raw materials; and

•	earthquakes, tsunamis, floods or other major disasters may limit the supply of nuts that we purchase abroad.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that discussed in our 2005 Annual Report on Form 10-K.
Item 4. Controls and Procedures
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2005. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no significant changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls subsequent to the date we completed our evaluation.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are the subject of various legal actions in the ordinary course of our business. All such matters are subject to many uncertainties that make their outcomes unpredictable. In management’s opinion, there are no material pending legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Securities and Exchange Commission declared our registration statement on Form S-1 (File No. 333-123576) filed under the Securities Act of 1933 in connection with the initial public offering of our common stock, $.001 par value per share, effective on July 20, 2005. The underwriters were Merrill Lynch & Co., Piper Jaffray and Harris Nesbitt.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with this	Incorporated by reference
Number	Exhibit Title	10-Q	Form	File No.	Date Filed
10.01	Diamond Foods, Inc. Annual Bonus Program		8-K	000-51439	October 25, 2005

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.
Date: December 6 , 2005

	By:	/s/ Seth Halio

Seth Halio
Chief Financial Officer and duly
authorized officer