Form 10-Q
period 2006-01-31
Diamond Foods Inc
filed 2006-03-09
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to___
Commission File Number: 000-51439
DIAMOND FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20-2556965 (IRS Employer Identification No.)

1050 South Diamond Street Stockton, California (Address of Principal Executive Offices)	95205-7087 (Zip Code)

209-467-6000 (Telephone No.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares of common stock outstanding as of January 31, 2006: 15,661,111

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
These forward-looking statements also involve many risks and uncertainties that could cause actual results to differ from our expectations in material ways. Please refer to the risks and uncertainties discussed in the section titled “Risk Factors.” You also should carefully consider other cautionary statements elsewhere in this Quarterly Report and in other documents we file from time to time with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K and other Quarterly Reports on Form 10-Q filed by us during our 2006 fiscal year. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	January 31,	July 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$31,035	$49,035
Trade receivables, less allowance for doubtful accounts of $518 and $515, respectively	33,041	42,246
Inventories	165,384	111,270
Deferred income taxes	1,409	2,726
Prepaid expenses and other current assets	8,941	5,169

Total current assets	239,810	210,446
Property, plant and equipment, net	29,078	27,658
Investment in CoBank	2,269	2,269
Deferred income taxes	2,118	5,133
Other assets	5,508	6,522

Total	$278,783	$252,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable — members	$—	$2,119
Payable to members for membership interest	—	17,329
Accounts payable and accrued liabilities	25,880	29,422
Payable to growers	112,794	72,554

Total current liabilities	138,674	121,424
Long-term obligations	20,000	20,000
Other liabilities	10,849	11,142
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; Authorized:
100,000,000 shares; 15,661,111 and 15,555,506 shares issued and outstanding at January 31, 2006 and July 31, 2005, respectively	16	16
Additional paid-in capital	91,639	88,491
Other comprehensive loss	(34)	—
Retained earnings	17,639	10,955

Total stockholders’ equity	109,260	99,462

Total	$278,783	$252,028

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (2006)/
CONDENSED CONSOLIDATED STATEMENTS OF NET PROCEEDS (2005)
(In thousands, except per share amounts)
(unaudited)

	Statements of Operations		Statements of Net Proceeds
	Three months	Six months	Three months	Six months
	Ended	Ended	Ended	Ended
	January 31, 2006		January 31, 2005
Net sales and other revenues	$124,157	$302,217	$112,488	$285,246
Patronage inventory at beginning of period	—	—	(203,846)	(101,403)
Patronage inventory at end of period	—	—	153,041	153,041

Net sales (2006)/ Gross marketing pool proceeds (2005)	124,157	302,217	61,683	336,884
Cost of sales	105,587	258,066	48,754	114,730
Cost of sales-NRV amount	—	2,770	—	—

Total cost of sales	105,587	260,836	48,754	114,730

Gross margin (2006)/ Proceeds before operating expenses (2005)	18,570	41,381	12,929	222,154
Operating expenses:
Selling, general and administrative (includes $1,109 and $1,891 for the three and six months ended January 31, 2006 of stock-based compensation)	8,998	18,188	9,933	17,917
Advertising	4,293	10,887	4,728	14,383

Total operating expenses	13,291	29,075	14,661	32,300

Income from operations (2006)/Operating proceeds (deficiency) (2005)	5,279	12,306	(1,732)	189,854
Interest, net	248	272	1,081	2,122
Conversion costs	—	—	163	189
Other	3	216	—	—

Income before income tax expense (2006)/Proceeds (deficiency) before income tax expense (2005)	5,028	11,818	(2,976)	187,543
Income tax expense (benefit)	1,951	4,667	(724)	(1,498)

Net income (2006)/Net proceeds (deficiency) (2005)	$3,077	$7,151	$(2,252)	$189,041

Earnings per share:
Basic	$0.20	$0.46
Fully-diluted	$0.20	$0.46

Shares used to compute earnings per share:
Basic	15,587	15,572
Fully-diluted	15,587	15,610
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended January 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (2006) /Net proceeds (2005)	$7,151	$189,041
Adjustments to reconcile net income (2006)/net proceeds (2005) to net cash used in operating activities:
Depreciation and amortization	2,340	2,281
Deferred income taxes	4,332	—
Stock based compensation	1,891	—
Abandonment loss on cogeneration facility	449	—
Changes in assets and liabilities:
Trade receivables	9,205	(9,553)
Inventories	(54,114)	(59,511)
Prepaid expenses and other current assets	(3,772)	(2,712)
Other assets	1,014	639
Accounts payable and accrued liabilities	(3,576)	7,382
Payable to growers	40,240	—
Other liabilities	353	614
Adjustment to current member account for change in prepaid inventory costs	—	5,023
Cash payments to members	—	(145,190)

Net cash provided by (used in) operating activities	5,513	(11,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,209)	(3,921)
Other	—	107

Net cash used in investing activities	(4,209)	(3,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable borrowings (repayments), net	(2,119)	15,878
Issuance of common stock under stock plans	611	—
Dividends paid	(467)	—
Net proceeds from initial public offering paid to members	(17,329)	—

Net cash provided by (used in) financing activities	(19,304)	15,878

Net increase (decrease) in cash and cash equivalents	(18,000)	78
Cash and cash equivalents:
Beginning of period	49,035	780

End of period	$31,035	$858

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$633	$1,601
Income taxes	3,195	(380)
Accrued liability exchanged for options to acquire common stock	646	—
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended January 31, 2006 and 2005
(In thousands, except share and per share information)
(1) Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Diamond Foods, Inc. (the “Company” or “Diamond”) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2005, except as described below, and, in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition at January 31, 2006, and the results of the Company’s operations for the three and six months ended January 31, 2006 and 2005 and cash flows for the six months ended January 31, 2006 and 2005. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K. Operating results for the six months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006.
On July 26, 2005, after receiving required approvals and meeting certain conditions, Diamond Walnut Growers, Inc. converted from an agricultural cooperative association to a Delaware corporation through a merger with and into its wholly owned subsidiary, Diamond, and at the same time completed an initial public offering of Diamond’s common stock.
The accompanying consolidated statements of net proceeds for the three and six months ended January 31, 2005 have been prepared in accordance with GAAP for agricultural cooperative associations. Effective August 1, 2005 the Company began to prepare its financial statements in accordance with GAAP for companies that are not agricultural cooperative associations. The principal difference relates to accounting for walnut inventories received from cooperative members. As a cooperative association, Diamond used the net realizable value method to value these inventories. Walnuts received by Diamond subsequent to July 31, 2005 are accounted for under the lower of cost (first-in, first-out), or market method. As a result, the statements of operations for the three and six months ended January 31, 2006 and the statements of net proceeds for the three and six months ended January 31, 2005 are not comparable.
Certain prior year financial statement amounts have been reclassified to conform to the current year classification.
Total comprehensive income for the three and six months ended January 31, 2006, was $3,056 and $7,130, respectively.
(2) Stock-Based Compensation
The Company has various stock-based compensation programs, which provide for equity awards including stock options and restricted stock. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair-value of share-based awards. Beginning with its adoption by the Company in August 2005, the fair value of all stock options granted subsequent to July 20, 2005 will be recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. SFAS No. 123R requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period, generally three years from date of grant or award. Stock options may be granted to officers, employees and directors. As required under SFAS No.123R the Company continues to account for stock-based compensation for options granted prior to August 1, 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby the options are granted at market price, and, therefore, no compensation expense is recognized.

As required by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, the Company has provided fair value based pro-forma disclosures in its interim financial statements related to these options.
If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for all awards granted under its equity plan in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s pro-forma net income, basic and diluted earnings per common share would have been as follows:

	Three	Six
	months	months
	ended	ended
	January 31, 2006
Net income, as reported	$3,077	$7,151
Total stock-based compensation recorded in the statement of operations, net of related tax effects	679	1,144
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(967)	(1,684)

Pro forma net income	$2,789	$6,611

Net income per common equivalent share:
Basic — as reported	$0.20	$0.46
Basic — pro forma	$0.18	$0.42
Diluted — as reported	$0.20	$0.46
Diluted — pro forma	$0.18	$0.42
Stock Option Awards: The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities are estimated based on the Company’s implied historical volatility. The expected term of options granted and forfeitures rates are based on assumptions and historical data to the extent it is available. The risk-free rates are based on U.S. Treasury yields, for notes with comparable terms as the option grants, in effect at the time of the grant. For purposes of this valuation model, dividends are based on the historical rate. Assumptions used in the Black-Scholes model are presented below:

Three months ended
January 31, 2006
Average expected life, in years	6
Expected volatility	27.5%
Risk-free interest rate	4.45%
Dividend rate	0.57%
The following table summarizes option activity during the six months ended January 31, 2006:

			Weighted average
	Number of	Weighted	remaining	Aggregate
	Shares	average exercise	contractual life	intrinsic value
	(in thousands)	price per share	(in years)	(in thousands)
Outstanding at July 31, 2005	1,123	$17.00

Granted	496	18.94

Exercised	—	—

Cancelled or expired	(67)	17.22

Outstanding at January 31, 2006	1,552	$17.61	9.6	$5,356

Exercisable at January 31, 2006	—	$—		$—

The weighted average fair value of options granted during the three and six months ended January 31, 2006 was $7.04 and $6.41, respectively.
Changes in the Company’s nonvested options during the six months ended January 31, 2006 are summarized as follows:

	Number of	Weighted
	shares	average grant
	(in thousands)	date fair value per
		share
Nonvested at July 31, 2005	1,123	$5.50

Granted	496	6.41

Vested	—	—

Cancelled	(67)	5.57

Nonvested at January 31, 2006	1,552	$5.78

As of January 31, 2006, there was $8.0 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 3.2 years.
Restricted Stock Awards: As of January 31, 2006, there were 0.7 million shares of restricted stock outstanding. Restricted stock activity during the six months ended January 31, 2006 is summarized as follows:

Number of
shares
(in thousands)
Outstanding at July 31, 2005	598

Granted	84

Exercised	—

Cancelled or expired	(21)

Outstanding at January 31, 2006	661

The weighted average grant-date fair value of restricted stock awards granted during the three and six months ended January 31, 2006 was $21.00 and $20.51, respectively.
As of January 31, 2006, there was $8.8 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.5 years.
(3) Earnings Per Share
Options to purchase 1.6 million shares of common stock at prices ranging from $16.62 to $21.00 per share were outstanding at January 31, 2006. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and includes the dilutive effect of common shares issuable upon the exercise of outstanding options, calculated using the treasury stock method. Options to purchase 0.2 million and 0.1 million shares of common stock were not included in the computation of diluted earnings per share for the three and six months ended January 31, 2006, respectively, because their exercise prices were greater than the average market price of Diamond’s common stock of $18.56 and $18.55 for the three and six months ended January 31, 2006, and therefore their effect would be antidilutive.
(4) Balance sheet items
Inventories consisted of the following:

	January 31,	July 31,
	2006	2005
Raw materials and supplies	$96,598	$33,949
Work in process	23,976	30,732
Finished goods	44,810	46,589

Total	$165,384	$111,270

In November 2004, SFAS No. 151, Accounting for Inventory Costs, was issued. SFAS No. 151 requires allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period incurred. This statement was effective for inventory costs incurred beginning in August, 2005 and its adoption had no material impact on Diamond’s financial statements.
Accounts payable and accrued liabilities consisted of the following:

	January 31,	July 31,
	2006	2005
Accounts payable	$14,819	$15,677
Accrued salaries and benefits	3,453	3,686
Accrued promotion	4,450	5,241
Accrued other	3,158	4,818

Total	$25,880	$29,422

(5) Foreign Currency Hedging
To reduce the risk of foreign currency exchange movements, Diamond periodically enters into forward contracts. These derivative instruments have settlement dates generally less than one year, are recorded at fair value, and are included in accrued liabilities (balances at January 31, 2006 and July 31, 2005 were not material). At January 31, 2006, Diamond had outstanding forward contracts to deliver 3.95 million Euros at various dates through January 2007. These contracts had an average exchange rate of 1.21 US Dollars per Euro. Forward contracts totaling $1.8M Euros are designated as cash flow hedges in accordance with SFAS No. 133, “Derivative Financial Instruments and Hedging.” Accordingly, changes in derivative fair values are deferred and recorded as a component of other comprehensive income until the underlying transaction is recorded in earnings. In the period in which the hedged item affects earnings, gains or losses on the derivative instrument are reclassified from other comprehensive income to operating income. Diamond assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
(6) Credit Facilities
The Company has an unsecured master loan agreement with CoBank that provides for both a revolving line of credit in an aggregate principal amount of $57.5 million bearing interest at LIBOR plus 0.75% per annum and a long-term revolver that provides an aggregate principal amount of $20.0 million bearing interest at LIBOR plus 0.8% per annum. The long-term revolving agreement expires on November 10, 2008. The master loan agreement governing these credit facilities expires on January 15, 2007, and subjects the Company to financial and other covenants and contains customary events of default. As of January 31, 2006 and July 31, 2005, the Company had no amount outstanding on the revolving line of credit and no borrowings on the long-term revolver.
The Company has a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $32.5 million and a $2.0 million letter of credit facility. The revolving line of credit expires on January 15, 2007 and bears interest at LIBOR plus 0.65% per annum. The credit agreement governing these notes subjects the Company to financial and other covenants and contains customary events of default. As of January 31, 2006 and July 31, 2005, the Company had no amount outstanding on the revolving line of credit.
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

As of January 31, 2006 and July 31, 2005, the Company was in compliance with all applicable covenants of its credit facilities.
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
Components of net periodic benefit cost for the three months and six months ended January 31 were as follows:

	Pension Benefits				Other Benefits
	Three months ended		Six months ended		Three months ended		Six months ended
	January 31		January 31		January 31		January 31
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$527	$454	$1,117	$927	$63	$68	$126	$136
Interest cost	414	431	863	876	136	147	272	294
Expected return on plan assets	(570)	(565)	(1,150)	(1,142)	—	—	—	—
Amortization of prior service cost	(71)	(72)	(143)	(143)	—	—	—	—
Amortization of net loss	185	151	404	308	5	9	10	18

Net periodic benefit cost	$485	$399	$1,091	$826	$204	$224	$408	$448

Defined Contribution Plan — The Company recognized defined contribution plan expenses of $103, $83, and $174 and $176 for the three and six months ended January 2006 and 2005, respectively.
(8) Contingencies
The company is the subject of various legal actions in the ordinary course of business. All such matters are subject to many uncertainties that make their outcomes unpredictable.
The Company and PG&E are parties to an agreement pursuant to which the Company agreed to provide to PG&E electric power produced from a cogeneration facility owned by the Company. In November 2005, the Company notified PG&E that it ceased operating the facility. The agreement provides for potential payments by the Company to PG&E in the event the Company terminates the contract. On February 3, 2006, PG&E filed a complaint in San Francisco County Superior Court alleging, among other things, breach of contract as a result of the Company’s decision to cease operating the facility. PG&E’s complaint seeks payment of approximately $1.4 million from the Company plus interest under the contract’s termination provisions as well as PG&E’s costs for the lawsuit. The Company believes that the termination payment provision constitutes an unenforceable penalty and intends to vigorously defend itself against PG&E’s lawsuit. The Company believes that the ultimate liability, if any, resulting from the eventual outcome of this matter will not be material to Diamond’s financial condition or operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a branded food company specializing in processing, marketing and distributing culinary, snack, in-shell, and ingredient nuts. Our company was founded in 1912 and has a strong heritage in the walnut market under the Diamond of California brand. On July 26, 2005 we converted from an agricultural cooperative association to a Delaware corporation and completed the initial public offering of our common stock. As a public company, our focus will be on building stockholder value. We intend to expand our existing business, and to continue to introduce higher-value branded products in our culinary and snack businesses, including snack nuts marketed under our Emerald brand name. Our products include walnuts, pine nuts, pecans, peanuts, macadamia nuts, hazelnuts, cashews, Brazil nuts, and almonds. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries. We sell products to approximately 900 customers, including approximately 150 international customers. In general, we sell directly to retailers, particularly large, national grocery store and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores. We also sell our products to mass merchandisers, club stores, convenience stores, and through other retail channels.
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
Furthermore, as an agricultural cooperative association we used the net realizable value, or NRV, method to value walnut inventories delivered by members. NRV is the estimated sales price of inventories less estimated completion, distribution and selling costs. As a result of crop pool accounting and the NRV method of valuing inventories, our financial statements prior to August 1, 2005 do not include a cost of goods sold for walnuts received from members. Effective August 1, 2005, we were not eligible to use crop year pool accounting and NRV; therefore, we now account for purchases of walnuts from growers on a historical cost basis. Consequently, the results of operations reported subsequent to fiscal year 2005 will be significantly different than net proceeds reported in fiscal years 2005 and prior.
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
In connection with the IPO, Diamond entered long term Walnut Purchase Agreements with substantially all of its former member growers. Under these agreements, growers will deliver their entire walnut crop to Diamond during the Fall harvest season and Diamond will announce a purchase price for this inventory by March 31 of the following year. This purchase price will be a market-based price determined by Diamond in good faith, taking into account market conditions, crop size, quality, and varieties, among other relevant factors. Since the ultimate price to be paid will be determined each March subsequent to receiving the walnut crop, management must make an estimate of this price for the first and second quarter interim financial statements. These estimates are subject to change and such changes, if any, could be material.
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
Supplemental and Non-GAAP Financial Information
Diamond has provided non-GAAP financial information for the six months ended January 31, 2006 which excludes a one time charge to cost of sales as a result of the conversion from a cooperative to a public company in July 2005. This charge relates to the company’s use of net realizable value (NRV) accounting for certain inventories acquired prior to August 1, 2005. Starting August 1, 2005 Diamond began using the lower of cost or market method of valuing walnut inventories acquired subsequent to that date. As a result of using NRV accounting for certain inventories, these inventories were valued higher than they would have been under the lower of cost or market method. Therefore, the amount charged to cost of goods sold was higher as these inventories were sold during the period ended October 31, 2005. Since all of these inventories were sold as of that date, future cost of sales will not include similar NRV charges.
Furthermore, beginning August 1, 2005, Diamond’s cost basis for walnuts is the price it pays for walnuts. For the three and six months ended January 31, 2005, the following supplemental financial information, including estimated walnut acquisition costs, is presented for purposes of comparing Diamond’s financial results in 2005 to 2004. Estimated walnut acquisition costs are based on the “field price” reported by the California Statistical Office of the USDA National Agricultural Statistics Service, or CASS, for each related crop year. Diamond believes this information is the only available measure of industry-wide walnut acquisition costs. Diamond cannot determine an actual cost basis for walnuts acquired and sold in historical periods. In addition, Diamond:
•	is unable to determine retroactively what it would have paid for walnuts in prior years had it not been a cooperative;

•	is unable to determine whether what it would have paid for walnuts would approximate amounts paid to other growers by other processors as reflected in the CASS statistics;

•	is limited by the level of detail provided by the CASS statistics; and

•	cannot ensure that the cost of sales amounts implied by the CASS statistics are representative of future cost of sales amounts.
Diamond has not undertaken any effort to validate the accuracy of the CASS statistics.

	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005
	(non-GAAP)	(supplemental)	(non-GAAP)	(supplemental)
(in thousands)	(unaudited)		(unaudited)
Net sales and other revenues	$124,157	$112,488	$302,217	$285,246
Cost of sales	105,587	98,167	258,066	246,202

Gross margin	18,570	14,321	44,151	39,044

Operating expenses:
Selling, general and administrative	8,998	9,933	18,188	17,917
Advertising	4,293	4,728	10,887	14,383

Total operating expenses	13,291	14,661	29,075	32,300

Operating income (loss)	5,279	(340)	15,076	6,744
Interest expense	248	1,081	272	2,122
Other	3	163	216	189

Income (loss) before income tax expense	$5,028	$(1,584)	$14,588	$4,433

A reconciliation of GAAP to non-GAAP and supplemental information (in thousands, except per share amounts) is as follows:

	Three months ended		Six months ended
	January 31,		January 31,
	2006	2005	2006	2005
GAAP cost of sales	$105,587	$48,754	$260,836	$114,730

Adjustment to remove one time impact of accounting for certain inventories on NRV basis	—	—	(2,770)	—
Adjustment to convert walnut inventories from crop year pool and NRV accounting to cost basis accounting and to record estimated walnut cost of goods sold	—	49,413	—	131,472

Non-GAAP/supplemental cost of sales	$105,587	$98,167	$258,066	$246,202

GAAP income before income tax expense	$5,028		$11,818

Adjustment to remove one time impact of accounting for certain inventories on NRV basis	—		2,770

Non-GAAP income before income tax expense	5,028		14,588
Non-GAAP income tax expense	1,951		5,762

Non-GAAP net income	$3,077		$8,826

Non-GAAP earnings per share-fully diluted	$0.20		$0.57
Shares used in computing non-GAAP earnings per share-fully diluted	15,587		15,610
Results of Operations
Net sales were $124.2 million and $112.5 million for the three months ended January 31, 2006 and 2005. Net sales were $302.2 million and $285.2 million for the six months ended January 31, 2006 and 2005. The increase in net sales was due to higher prices, offset, in part, by lower volume in the North American ingredient/food service channels, and, for the six months ended January 31, 2006, by lower volume in the International channel. The increase in prices reflected higher commodity costs for raw materials, a portion of which we were able to pass on to consumers. This higher pricing was principally for walnuts, pecans and almonds in the North American Retail channel, shelled walnuts in the North American Ingredient/Food Service channel and in-shell and shelled walnuts in the International channel. For the three months ended January 31, 2006, volume decreased from 50.0 million pounds sold in 2005 to 46.1 million pounds sold in 2006, a decrease of 7.8%. For the six months ended January 31, 2006, volume decreased from 155.4 million pounds sold in 2005 to 132.6 million pounds sold in 2006, a decrease of 14.7%.
Net sales by channel (in thousands):

	Three months ended			Six months ended
	January 31,			January 31,
	2006	2005		2006	2005
North American Retail (1)	$78,835	$63,988	23.2%	$186,165	$153,103	21.6%
International	24,328	22,231	9.4	69,336	75,932	(8.7)
North American Ingredient/Food Service	20,275	25,183	(19.5)	44,811	54,263	(17.4)
Other	719	1,086	(33.8)	1,905	1,948	(2.2)

Total	$124,157	$112,488	10.4%	$302,217	$285,246	6.0%

(1) North American Retail represents sales of our culinary, snack and in-shell nuts in North America.

The increase in North American Retail sales reflects continued expansion of our Emerald products sales, which were $8.5 million and $18.5 million for the three and six months ended January 31, 2006 compared to $5.3 million and $9.4 million for the three and six months ended January 31, 2005, price increases on various culinary and in-shell products, and volume increases for culinary products, particularly in the club and mass merchandisers channels. International and ingredient/food service sales declined primarily as a result of less product available to sell due to lower ending inventories at July 31, 2005. This decline in volume was offset, in part, by higher pricing.
Sales of walnuts and other nuts as a percentage of net sales were:

	Three months ended		Six months ended
	January 31,		January 31,
	2006	2005	2006	2005
Walnuts	64.8%	68.4%	66.5%	71.0%
Other nuts	35.2	31.6	33.5	29.0

Total	100.0%	100.0%	100.0%	100.0%

Sales to one customer represented approximately 19% of total net sales for the three and six months ended January 31, 2006 (18% and 17% for the three and six months ended January 31, 2005.)
Gross margin. Gross margin for the three and six months ended January 31, 2006 was 15.0% and 13.7%. This amount included a one-time charge to cost of sales as described above. Excluding that charge, on a non-GAAP and supplemental basis as described above, gross margin for the three months ended January 31, 2006 and 2005 was 15.0% and 12.7%, and for the six months ended January 31, 2006 and 2005 was 14.6% and 13.7%.
Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel and non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $9.0 million and $9.9 million for the three months ended January 31, 2006 and 2005, and $18.2 and $17.9 for the six months end January 31, 2006 and 2005. Selling, general and administrative expenses for the three and six months ended January 31, 2006 included stock-based compensation charges of $1.1 million and $1.9 million. There was no such charge in the comparable periods in 2005.
Advertising. Advertising expense was $4.3 million and $4.7 million for the three months ended January 31, 2006 and 2005 and $10.9 million and $14.4 million for the six months ended January 31, 2006 and 2005. The change related principally to the timing of certain advertising programs.
Interest. Net interest expense was $0.2 million and $1.1 million for the three months ended January 31, 2006 and 2005, and $0.3 million and $2.1 million for the six months ended January 31, 2006 and 2005. These decreases reflected lower borrowings due to repayment of indebtedness and utilization of cash from the July 2005 initial public offering to fund working capital requirements.
Income Taxes. Income tax expense (benefit) was $1.9 million and $(0.7) million for the three months ended January 31, 2006 and 2005, and $4.7 million and $(1.5) million for the six months ended January 31, 2006 and 2005. Under the federal tax code, until July 31, 2005, we were a nonexempt cooperative association. Nonexempt cooperatives accrue income taxes only on net non-patronage proceeds and certain expenses, which are not deductible for tax purposes. No provision for taxes was made for net patronage proceeds paid or allocated to members as qualified notices of allocation.
Effective August 1, 2005, all of our business activities are taxable under provisions of the Internal Revenue Code and certain state tax laws. Accordingly, we have provided for income taxes based on our estimated effective tax rate for the year of 39.5%.

Liquidity and Capital Resources
Our liquidity is dependent upon funds generated from operations and external sources of financing.
As of January 31, 2006, we had a total of $20.0 million of senior notes outstanding with two institutional investors. We are required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum. We are subject to certain affirmative and negative covenants outlined in the senior note agreement.
We also have an unsecured master loan agreement with CoBank that provides for both a revolving line of credit in an aggregate principal amount of $57.5 million, bearing an interest rate of LIBOR plus 0.75% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million bearing an interest rate of LIBOR plus 0.8% per annum. The master loan agreement was renewed on March 1, 2005 and will expire on January 15, 2007. The long-term revolving agreement expires on November 10, 2008. The master loan agreement governing these credit facilities subjects us to financial and other covenants and contains customary events of default. As of January 31, 2006, we had no amount outstanding on the revolving line of credit or on the long-term revolver.
As of January 31, 2006, we had a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $32.5 million and a $2.0 million letter of credit facility. The revolving line of credit expires on January 15, 2007, and borrowings under this line of credit bear interest at a rate of LIBOR plus 0.65% per annum. The credit agreement governing these notes subjects us to financial and other covenants and contains customary events of default. As of January 31, 2006, we had no amount outstanding on the revolving line of credit.
As of January 31, 2006, we were in compliance with all applicable loan covenants under our credit facilities and, on a combined basis, we had $110 million of available borrowing capacity.
Working capital and stockholders’ equity were $101.1 million and $109.3 million at January 31, 2006 compared to $89.0 million and $99.5 million at July 31, 2005.
During the six months ended January 31, 2006, cash provided by operating activities increased to $5.5 million from cash used in operating activities of $12.0 million during the six months ended January 31, 2005 principally due to improved management of working capital. Cash used in investing activities was $4.2 million in 2006 compared to $3.8 million in 2005, virtually all of which related to the purchases of equipment. Cash used in financing activities during 2006 was $19.3 million compared to cash provided by financing activities of $15.9 million in 2005.
We believe cash on hand, cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our existing lines of credit, will be sufficient to fund our contractual commitments, repay obligations as required, and meet our operational requirements through the year ended July 31, 2006.

Contractual Obligations and Commitments
Contractual obligations and commitments at January 31, 2006 are as follows (in millions):

	Payments Due by Fiscal Year
		2006	2007-	2009-	There-
	Total	(c)	2008	2010	after
Long-term obligations (a)	$20.0	$—	$—	$4.0	$16.0
Interest on long-term obligations	8.5	0.7	2.9	2.7	2.2
Operating leases	2.5	0.4	1.2	0.8	0.1
Purchase commitments (b)	3.0	3.0	—	—	—

Total	$34.0	$4.1	$4.1	$7.5	$18.3

(a)	Excludes $2.0 million in total letters of credit outstanding related to normal business transactions.

(b)	Commitments to purchase equipment.

(c)	Represents obligations and commitments for the remaining six months of fiscal 2006.
Effects of Inflation
There has been no material change in our exposure to inflation from that discussed in our 2005 Annual Report on Form 10-K.
Recent Accounting Pronouncements
In December 2004, SFAS No. 123(R), Share-Based Payment, was issued. This statement requires that compensation costs related to share-based awards be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant date fair value of the security issued. In addition, liability awards will be remeasured each reporting period and compensation costs will be recognized over the period that an employee provides service in exchange for the award. This statement was effective for us beginning in the first quarter of fiscal 2006. The effect of adopting this statement in the three and six months ended January 31, 2006 was an increase in compensations costs of $1.1 million and $1.9 million for restricted stock and for stock options granted subsequent to July 31, 2005.
In November 2004, SFAS No. 151, Accounting for Inventory Costs, was issued. Statement 151 requires allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period incurred. This statement was effective for inventory costs incurred beginning in our 2006 fiscal year and adoption of the standard had no material impact on our financial statements.
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
The availability, size, quality and cost of raw materials for the production of our products, including walnuts, pecans, peanuts, cashews, almonds and other nuts, are subject to risks inherent to farming, such as crop size, quality, and yield fluctuations caused by poor weather and growing conditions, pest and disease problems, and other factors beyond our control. Nut market prices fluctuate based on supply and demand. Worldwide demand for nuts has been increasing, and if the supply of nuts does not expand to meet demand, our costs will increase. Supply shortages and resulting price increases could adversely impact our profitability. High prices might dampen growth of consumer demand for nuts. Currently, we do not hedge against changes in nut commodity prices. Because walnuts currently represent approximately 65% of our net sales, we are particularly vulnerable to crop disasters or other events that could cause significant fluctuations in the availability and cost of walnuts.
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
With the launch of our Emerald brand snack product line, we entered the highly competitive snack food industry. Some channels through which we sell our Emerald products, such as drug and convenience stores, are different than those that we typically use for culinary and in-shell products, and we have less experience in these channels than our competitors. Our principal competitors in the snack industry have substantial financial, marketing and other resources. If our competitors lower their prices or increase their promotional spending, or we are unable to compete effectively, our growth opportunities, margins and profitability may decline.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2006. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no significant changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(e) or 15d-15(e) that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls subsequent to the date we completed our evaluation.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are the subject of various legal actions in the ordinary course of our business. All such matters are subject to many uncertainties that make their outcomes unpredictable. On February 3, 2006, PG&E filed a complaint in San Francisco County Superior Court alleging, among other things, breach of contract as a result of the Company’s decision to cease operating the company's cogeneration facility. PG&E’s complaint seeks payment of approximately $1.4 million from the Company plus interest under the contract’s termination provisions as well as PG&E’s costs for the lawsuit. The Company believes that the termination payment provision constitutes an unenforceable penalty and intends to vigorously defend itself against PG&E’s lawsuit. The Company believes that the ultimate liability, if any, resulting from the eventual outcome of this matter will not be material to Diamond’s financial condition or operating results.
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on January 10, 2006. The shareholders voted on the following proposals, all of which were approved. A description of each and a tabulation of votes are as follows:
1.	To elect three Class I directors, each to serve until our 2009 annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation, death or removal.
The stockholders’ votes with respect to the election of directors were as follows:

	Votes
	For	Withheld
Joseph P. Silveira	10,460,006	607,006
Laurence M. Baer	10,971,080	95,932
Michael J. Mendes	10,878,378	188,634
2.	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2006

The stockholders’ votes with respect to the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2006 were as follows:

Votes
For	Against	Abstentions
10,981,331	36,110	49,571
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
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.

Date: March 9, 2006
	By:	/s/ Seth Halio
Seth Halio
Chief Financial Officer and duly authorized officer