Form 10-Q
period 2006-04-30
Diamond Foods Inc
filed 2006-06-07
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51439
DIAMOND FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2556965
(State of Incorporation)	(IRS Employer Identification No.)

1050 South Diamond Street
Stockton, California	95205-7087
(Address of Principal Executive Offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 30, 2006: 15,678,111

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	April 30,	July 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$20,212	$49,035
Trade receivables, less allowance for doubtful accounts of $668 and $515, respectively	33,677	42,246
Inventories	141,232	111,270
Deferred income taxes	1,409	2,726
Prepaid expenses and other current assets	10,294	5,169

Total current assets	206,824	210,446
Property, plant and equipment, net	29,894	27,658
Investment in CoBank	2,191	2,269
Deferred income taxes	2,118	5,133
Other assets	5,241	6,522

Total	$246,268	$252,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable — members	$—	$2,119
Payable to members for membership interest	—	17,329
Accounts payable and accrued liabilities	26,136	29,422
Payable to growers	82,378	72,554

Total current liabilities	108,514	121,424
Long-term obligations	20,000	20,000
Other liabilities	11,279	11,142
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; Authorized:
100,000,000 shares; 15,678,111 and 15,555,506 shares issued and outstanding at April 30, 2006 and July 31, 2005, respectively	16	16
Additional paid-in capital	92,539	88,491
Other comprehensive loss	(74)	—

Retained earnings	13,994	10,955

Total stockholders’ equity	106,475	99,462

Total	$246,268	$252,028

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (2006)/
CONDENSED CONSOLIDATED STATEMENTS OF NET PROCEEDS (2005)
(In thousands, except per share amounts)
(unaudited)

	Statements of		Statements of Net
	Operations		Proceeds
	Three	Nine	Three	Nine
	months	months	months	months
	ended	ended	ended	ended
	April 30, 2006		April 30, 2005
Net sales and other revenues	$67,798	$370,015	$79,633	$364,879
Patronage inventory at beginning of period	—	—	(153,041)	(101,403)
Patronage inventory at end of period	—	—	115,148	115,148

Net sales (2006)/ Gross marketing pool proceeds (2005)	67,798	370,015	41,740	378,624

Cost of sales	59,370	317,436	33,004	147,734
Cost of sales-NRV amount	—	2,770	—	—

Total cost of sales	59,370	320,206	33,004	147,734

Gross margin (2006)/ Proceeds before operating expenses (2005)	8,428	49,809	8,736	230,890
Operating expenses:
Selling, general and administrative (includes $906 and $2,797 for the three and nine months ended April 30, 2006 of stock-based compensation)	8,168	26,356	7,190	25,107
Advertising	5,399	16,286	4,113	18,496

Total operating expenses	13,567	42,642	11,303	43,603

Income (loss) from operations (2006)/Operating proceeds (deficiency) (2005)	(5,139)	7,167	(2,567)	187,287
Interest expense (income), net	(61)	211	1,114	3,236
Conversion costs	—	—	56	245
Other	116	332	—	—

Income (loss) before income tax expense (benefit)(2006)/Proceeds (deficiency) before income tax expense (benefit) (2005)	(5,194)	6,624	(3,737)	183,806
Income tax expense (benefit)	(2,019)	2,648	(505)	(2,003)

Net income (loss) (2006)/Net proceeds (deficiency) (2005)	$(3,175)	$3,976	$(3,232)	$185,809

Earnings (loss) per share:
Basic	$(0.20)	$0.25
Fully-diluted	$(0.20)	$0.25

Shares used to compute earnings (loss) per share:
Basic	15,668	15,604
Fully-diluted	15,668	15,630
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (2006) /Net proceeds (2005)	$3,976	$185,809
Adjustments to reconcile net income (2006)/net proceeds (2005) to net cash used in operating activities:
Depreciation and amortization	3,613	3,287
Deferred income taxes	4,332	—
Stock-based compensation	2,797	—
Impairment loss on equipment	440	—
CoBank patronage dividend paid in stock	—	(119)
Changes in assets and liabilities:
Trade receivables	8,569	(8,642)
Inventories	(29,962)	(22,727)
Prepaid expenses and other current assets	(5,125)	(2,853)
Other assets	1,281	991
Accounts payable and accrued liabilities	(3,360)	2,781
Payable to growers	9,824	—
Other liabilities	777	781
Adjustment to current member account for change in prepaid inventory costs	—	4,845
Cash payments to members	—	(187,951)

Net cash used in operating activities	(2,838)	(23,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,318)	(7,858)
Other	107	100

Net cash used in investing activities	(6,211)	(7,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable borrowings (repayments), net	(2,119)	31,348
Additions to long-term obligations	—	10,000
Payments of long-term obligations	—	(10,000)
Issuance of common stock under stock plans	611	—
Dividends paid	(937)	—
Net proceeds from initial public offering paid to members	(17,329)	—

Net cash provided by (used in) financing activities	(19,774)	31,348

Net decrease in cash and cash equivalents	(28,823)	(208)
Cash and cash equivalents:
Beginning of period	49,035	780

End of period	$20,212	$572

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$871	$3,106
Income taxes	2,176	(373)
Accrued liability exchanged for options to acquire common stock	640	—
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended April 30, 2006 and 2005
(In thousands, except share and per share information)
(1) Organization and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Diamond Foods, Inc. (the “Company” or “Diamond”) have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2005, except as described below, and, in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition at April 30, 2006, and the results of the Company’s operations for the three and nine months ended April 30, 2006 and 2005 and cash flows for the nine months ended April 30, 2006 and 2005. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K. Operating results for the nine months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006.
On July 26, 2005, after receiving required approvals and meeting certain conditions, Diamond Walnut Growers, Inc. converted from an agricultural cooperative association to a Delaware corporation through a merger with and into its wholly owned subsidiary, Diamond, and at the same time completed an initial public offering of Diamond’s common stock.
The accompanying condensed consolidated statements of net proceeds for the three and nine months ended April 30, 2005 have been prepared in accordance with GAAP for agricultural cooperative associations. Effective August 1, 2005 the Company began to prepare its financial statements in accordance with GAAP for companies that are not agricultural cooperative associations. The principal difference relates to accounting for walnut inventories received from cooperative members. As a cooperative association, Diamond used the net realizable value method to value these inventories. Walnuts received by Diamond subsequent to July 31, 2005 are accounted for under the lower of cost (first-in, first-out), or market method. As a result, the statements of operations for the three and nine months ended April 30, 2006 and the statements of net proceeds for the three and nine months ended April 30, 2005 are not comparable.
Certain prior year financial statement amounts have been reclassified to conform to the current year classification.
Total comprehensive income (loss) for the three and nine months ended April 30, 2006, was $(3,249) and $3,902, respectively.
(2) Stock-Based Compensation
The Company has various stock-based compensation programs, which provide for equity awards including stock options and restricted stock. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based awards. Beginning with its adoption by the Company in August 2005, the fair value of all stock options granted subsequent to July 20, 2005 will be recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. SFAS No. 123R requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period, generally three years from date of grant or award. Stock options may be granted to officers, employees and directors. As required under SFAS No.123R the Company continues to account for stock-based compensation for options granted prior to August 1, 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, since the options were granted at market price, no compensation expense is recognized. As required by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, the Company has provided fair value based pro-forma disclosures in its interim financial statements related to these options.
If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for all awards in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s pro-forma net income, basic and diluted earnings per common share would have been as follows:

	Three	Nine
	months	months
	ended	ended
	April 30, 2006
Net income (loss), as reported	$(3,175)	$3,976
Total stock-based compensation recorded in the statement of operations, net of related tax effects	554	1,678
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(842)	(2,497)

Pro forma net income (loss)	$(3,463)	$3,157

Net income (loss) per common equivalent share:
Basic — as reported	$(0.20)	$0.25
Basic — pro forma	$(0.22)	$0.20
Diluted — as reported	$(0.20)	$0.25
Diluted — pro forma	$(0.22)	$0.20
Stock Option Awards: The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities are estimated based on the Company’s implied historical volatility. The expected term of options granted and forfeiture rates are based on assumptions and historical data to the extent it is available. The risk-free rates are based on U.S. Treasury yields, for notes with comparable terms as the option grants, in effect at the time of the grant. For purposes of this valuation model, dividends are based on the historical rate. Assumptions used in the Black-Scholes model are presented below:

Nine months ended
April 30, 2006
Average expected life, in years	6.0
Expected volatility	27.5%
Risk-free interest rate	4.75%
Dividend rate	0.64%

The following table summarizes option activity during the nine months ended April 30, 2006:

			Weighted average
	Number of	Weighted	remaining	Aggregate
	Shares	average exercise	contractual life	intrinsic value
	(in thousands)	price per share	(in years)	(in thousands)
Outstanding at July 31, 2005	1,123	$17.00
Granted	522	18.89
Exercised	—	—
Cancelled	(75)	17.40

Outstanding at April 30, 2006	1,570	$17.61	9.3	$2,182

Exercisable at April 30, 2006	—	$—		$—

The weighted average fair value of options granted during the three and nine months ended April 30, 2006 was $6.07 and $6.39, respectively.
Changes in the Company’s nonvested options during the nine months ended April 30, 2006 are summarized as follows:

		Weighted
	Number of	average grant
	shares	date fair value per
	(in thousands)	share
Nonvested at July 31, 2005	1,123	$5.50
Granted	522	6.39
Vested	—	—
Cancelled	(75)	5.64

Nonvested at April 30, 2006	1,570	$5.79

As of April 30, 2006, there was $7.3 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Awards: As of April 30, 2006, there were 678 shares of restricted stock outstanding. Restricted stock activity during the nine months ended April 30, 2006 is summarized as follows:

Number of
shares
(in thousands)
Outstanding at July 31, 2005	598
Granted	101
Exercised	—
Cancelled or expired	(21)

Outstanding at April 30, 2006	678

The weighted average grant date fair value of restricted stock awards granted during the three and nine months ended April 30, 2006 was $17.67 and $20.03, respectively.
As of April 30, 2006, there was $7.1 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.3 years.
(3) Earnings Per Share
Options to purchase 1,570 shares of common stock at prices ranging from $16.07 to $21.00 per share were outstanding at April 30, 2006. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and includes the dilutive effect of common shares issuable upon the exercise of outstanding options, calculated using the treasury stock method. Options to purchase 1,570 and 600 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended April 30, 2006, respectively, because their effect would be antidilutive.
(4) Balance sheet items
Inventories consisted of the following:

	April 30,	July 31,
	2006	2005
Raw materials and supplies	$65,771	$33,949
Work in process	23,985	30,732
Finished goods	51,476	46,589

Total	$141,232	$111,270

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

Accounts payable and accrued liabilities consisted of the following:

	April 30,	July 31,
	2006	2005
Accounts payable	$15,432	$15,677
Accrued salaries and benefits	3,820	3,686
Accrued promotion	4,591	5,241
Other	2,293	4,818

Total	$26,136	$29,422

(5) Foreign Currency Hedging
To reduce the risk of foreign currency exchange movements, Diamond periodically enters into forward contracts. These derivative instruments have settlement dates generally less than one year, are recorded at fair value, and are included in accrued liabilities (balances at April 30, 2006 and July 31, 2005 were not material). At April 30, 2006 Diamond had outstanding forward contracts to deliver 3.0 million Euros at various dates through January 2007. These contracts had an average exchange rate of 1.23 US Dollars per Euro. Forward contracts totaling $1.1 million Euros are designated as cash flow hedges in accordance with SFAS No. 133, “Derivative Financial Instruments and Hedging.” Accordingly, changes in derivative fair values are deferred and recorded as a component of other comprehensive income until the underlying transaction is recorded in earnings. In the period in which the hedged item affects earnings, gains or losses on the derivative instrument are reclassified from other comprehensive income to operating income. Diamond assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
(6) Credit Facilities
The Company has an unsecured master loan agreement with CoBank that provides for both a revolving line of credit in an aggregate principal amount of $77.5 million bearing interest at LIBOR plus 0.65% per annum and a long-term revolver that provides an aggregate principal amount of $20.0 million bearing interest at LIBOR plus 0.7% per annum. The revolving line of credit agreement expires on April 1, 2008 and the long-term revolving agreement expires on April 1, 2011. The master loan agreement governing these credit facilities subjects the Company to financial and other covenants and contains customary events of default. As of April 30, 2006 and July 31, 2005, the Company had no amount outstanding on the revolving line of credit and no borrowings on the long-term revolver.
The Company has a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $32.5 million and a $2.0 million letter of credit facility. The revolving line of credit expires on January 15, 2007 and bears interest at LIBOR plus 0.65% per annum. The credit agreement governing these notes subjects the Company to financial and other covenants and contains customary events of default. As of April 30, 2006 and July 31, 2005, the Company had no amount outstanding on the revolving line of credit.
The Company has $20.0 million of senior notes outstanding with two institutional investors. The Company is required to make annual principal repayments on these notes in the amount of $4.0 million starting December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35%. The Company is subject to certain affirmative and negative covenants specified in the senior note agreement.
As of April 30, 2006 and July 31, 2005, the Company was in compliance with all applicable covenants of its credit facilities.

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
Components of net periodic benefit cost for the three months and nine months ended April 30 were as follows:

	Pension Benefits				Other Benefits
	Three months ended		Nine months ended		Three months ended		Nine months ended
	April 30,		April 30,		April 30,		April 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$559	$464	$1,676	$1,391	$64	$69	$190	$205
Interest cost	432	438	1,295	1,314	135	148	407	442
Expected return on plan asset	(575)	(571)	(1,725)	(1,713)
Amortization of prior service cost	(72)	(72)	(215)	(215)
Amortization of net loss	202	154	606	462
Other	—	—	—	—	5	8	15	26

Net periodic benefit cost	$546	$413	$1,637	$1,239	$204	$225	$612	$673

Defined Contribution Plan — The Company recognized defined contribution plan expenses of $70, $94, and $244 and $270 for the three and nine months ended April 30, 2006 and 2005, respectively.
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
(9) Subsequent Events
In May 2006, the Company acquired certain assets of Harmony Foods Corporation (“Harmony”) for $18 million and the assumption of certain specified liabilities. Harmony develops, processes and markets snack food products. Among the assets acquired were Harmony’s processing and packaging facility and equipment, certain brands and working capital. The acquisition will be accounted for as a purchase and the final purchase price allocation has not yet been determined. Concurrent with this acquisition, Diamond announced a restructuring whereby it will close its Lemont, Illinois facility and will conduct these activities in the plant acquired in the Harmony transaction. Diamond eliminated 20 positions and expects to incur approximately $1 million of restructuring and related costs over the next six months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a branded food company specializing in processing, marketing and distributing culinary, snack, in-shell, and ingredient nuts. Our company was founded in 1912 and has a strong heritage in the walnut market under the Diamond of California brand. On July 26, 2005 we converted from an agricultural cooperative association to a Delaware corporation and completed the initial public offering of our common stock. As a public company, our focus will be on building stockholder value. We intend to expand our existing business, and to continue to introduce higher-value branded products in our culinary and snack businesses, including snack products marketed under our Emerald brand name. Our products include walnuts, pine nuts, pecans, peanuts, macadamia nuts, hazelnuts, cashews, Brazil nuts, and almonds. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries. We sell products to approximately 900 customers, including approximately 150 international customers. In general, we sell directly to retailers, particularly large, national grocery store and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores. We also sell our products to mass merchandisers, club stores, convenience stores, and through other retail channels.
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
A disproportionate amount of our net sales and related net income (net proceeds prior to July 31, 2005) are recognized in the first half of our fiscal year. For example, net sales in the first half of 2005 and 2004 were 61.7% and 64.8% of net sales for each full fiscal year. In the near term, we expect a higher percentage of our net income to be earned in the first half of our fiscal year because many of our operating costs are fixed and cannot be reduced when net sales are lower quarter to quarter. However, as we continue to introduce new products, such as snack products, we expect net sales, and related net income, to be less seasonal.
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
Furthermore, as an agricultural cooperative association we used the net realizable value, or NRV, method to value walnut inventories delivered by members. NRV is the estimated sales price of inventories less estimated completion, distribution and selling costs. As a result of crop pool accounting and the NRV method of valuing inventories, our financial statements prior to August 1, 2005 do not include a cost of goods sold for walnuts received from members. Effective August 1, 2005, we were not eligible to use crop year pool accounting and NRV; therefore, we now account for purchases of walnuts from growers on a lower of cost or market basis. Consequently, the results of operations reported subsequent to fiscal year 2005 will be significantly different than net proceeds reported in fiscal years 2005 and prior.
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
Inventories. Effective August 1, 2005, all inventories are accounted for on a lower of cost (first-in, first-out) or market basis. Prior to that date, as a cooperative association, we recorded walnut inventories acquired from members at estimated net realizable value (estimated sales price less estimated completion, distribution and selling costs). We estimated sales prices and costs based on historical experience and other assumptions that we believe were reasonable. Actual results could have differed materially from these estimates. All other inventories were stated at the lower of cost (first in, first out) or market.
In connection with our July 2005 initial public offering, we entered into long-term Walnut Purchase Agreements with substantially all of our former member growers. Under these agreements, growers will deliver their entire walnut crop to us during the Fall harvest season and we will announce a purchase price for this inventory by March 31 of the following year. This purchase price will be a market-based price determined by Diamond in good faith, taking into account market conditions, crop size, quality, and varieties, among other relevant factors. Since the ultimate price to be paid will be determined each March subsequent to receiving the walnut crop, management must make an estimate of this price for the first and second quarter interim financial statements. These estimates are subject to change and such changes, if any, could be material. We determined the purchase price for the 2005 crop during the three months ended April 30, 2006. This determination had no material impact.
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
Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered.
Supplemental and Non-GAAP Financial Information
Diamond has provided non-GAAP financial information for the nine months ended April 30, 2006, which excludes a one time charge to cost of sales as a result of the conversion from a cooperative to a public company in July 2005. This charge relates to the company’s use of net realizable value (NRV) accounting for certain inventories acquired prior to August 1, 2005. Starting August 1, 2005 Diamond began using the lower of cost or market method of valuing walnut inventories acquired subsequent to that date. As a result of using NRV accounting, these inventories were valued higher than they would have been under the lower of cost or market method. Therefore, the amount charged to cost of goods sold was higher as these inventories were sold during the period ended October 31, 2005. Since all of these inventories were sold as of that date, future cost of sales will not include similar NRV charges.
Furthermore, beginning August 1, 2005, Diamond’s cost basis for walnuts is the price it pays for them. For the three and nine months ended April 30, 2005, the following supplemental financial information, including estimated walnut acquisition costs, is presented for purposes of comparing Diamond’s financial results in 2006 to 2005. Estimated walnut acquisition costs are based on the “field price” reported by the California Statistical Office of the USDA National Agricultural Statistics Service, or CASS, for each related crop year. Diamond believes this information is the only available measure of industry-wide walnut acquisition costs. Diamond cannot determine an actual cost basis for walnuts acquired and sold in historical periods. In addition, Diamond:
•	is unable to determine retroactively what it would have paid for walnuts in prior years had it not been a cooperative;

•	is unable to determine whether what it would have paid for walnuts would approximate amounts paid to other growers by other processors as reflected in the CASS statistics;

•	is limited by the level of detail provided by the CASS statistics; and

•	cannot ensure that the cost of sales amounts implied by the CASS statistics are representative of future cost of sales amounts.
Diamond has not undertaken any effort to validate the accuracy of the CASS statistics.

	Three months ended April 30,		Nine months ended April 30,
	2006	2005	2006	2005
		(supplemental)	(non-GAAP)	(supplemental)
(in thousands)	(unaudited)		(unaudited)
Net sales and other revenues	$67,798	$79,633	$370,015	$364,879
Cost of sales	59,370	74,708	317,436	320,910

Gross margin	$8,428	$4,925	$52,579	$43,969

A reconciliation of GAAP to non-GAAP and supplemental information (in thousands, except per share amounts) is as follows:

	Three months ended	Nine months ended
	April 30,	April 30,
	2005	2006	2005
GAAP cost of sales	$33,004	$320,206	$147,734

Adjustment to remove one time impact of accounting for certain inventories on NRV basis	—	(2,770)	—
Adjustment to convert walnut inventories from crop year pool and NRV accounting to cost basis accounting and to record estimated walnut cost of goods sold	41,704	—	173,176

Non-GAAP/supplemental cost of sales	$74,708	$317,436	$320,910

About Diamond’s supplemental and non-GAAP Financial Measures
This Form 10-Q contains supplemental and non-GAAP financial measures of Diamond’s performance (“non-GAAP measures”) for different periods. Non-GAAP measures should not be considered as a substitute for financial measures prepared in accordance with GAAP. Diamond’s non-GAAP measures do not reflect a comprehensive system of accounting, and differ both from GAAP financial measures and from non-GAAP measures used by other companies. Diamond urges investors to review its reconciliation of non-GAAP measures to GAAP financial measures, and its financial statements to evaluate its business.
Diamond believes that its non-GAAP measures provide meaningful information regarding operating results because they exclude amounts that Diamond excludes when monitoring operating results and assessing performance of the business. Diamond believes that its non-GAAP measures also facilitate comparison of results for current periods and business outlook for future periods. Diamond non-GAAP measures include the following adjustments:
•	Diamond excludes a one-time charge that it incurred in connection with its conversion. As an agricultural cooperative association, Diamond was required to use net realizable value (NRV) accounting for certain inventories; as a for-profit corporation Diamond is required to use the lower of cost or market method to value all inventories. As a result of using NRV accounting, certain inventories were valued higher than they would have been under the lower of cost or market method. Therefore, as these inventories were sold, the amount charged to cost of goods sold was higher. Diamond excluded this charge because it is non-recurring and is not indicative of ongoing operations.
•	Diamond includes the estimated cost of walnuts received from members in 2005. Diamond’s management believes that information is useful to investors because Diamond’s financial statements for periods after July 31, 2005 include walnut acquisition costs that were not included in its financial statements for earlier periods. Accordingly, gross margins after this date will be materially different than those reported in the historical cooperative financial statements.
Diamond’s management uses non-GAAP measures in internal reports used to monitor and make decisions about its business, such as monthly financial reports prepared for management. The principal limitation of the non-GAAP measures is that they exclude significant expenses required under GAAP. They also reflect the exercise of management’s judgments about which adjustments are appropriately made. To mitigate this limitation, Diamond presents the non-GAAP measures in connection with GAAP results, and recommends that investors do not give undue weight to them. Diamond believes that non-GAAP measures provide useful information to investors by allowing them to view the business through the eyes of management, facilitating comparison of results across historical and future periods, and providing a focus on the underlying operating performance of the business.
Results of Operations
Net sales were $67.8 million and $79.6 million for the three months ended April 30, 2006 and 2005. Net sales were $370.0 million and $364.9 million for the nine months ended April 30, 2006 and 2005. For the three months ended April 30, 2006, volume decreased from 32.2 million pounds sold in 2005 to 23.8 million pounds sold in 2006, a decrease of 26.1%. For the nine months ended April 30, 2006, volume decreased from 187.6 million pounds sold in 2005 to 156.4 million pounds sold in 2006, a decrease of 16.6%. The decrease in volume was offset in part, by higher average selling prices. The increase in selling prices reflected higher commodity costs for raw materials, a portion of which we were able to pass on to customers. This higher pricing was principally for walnuts, pecans and almonds in the North American Retail channel, shelled walnuts in the North American Ingredient/Food Service channel and in-shell and shelled walnuts in the International channel.

Net sales by channel (in thousands):

	Three months ended			Nine months ended
	April 30,			April 30,
	2006	2005		2006	2005
North American Retail (1)	$34,943	$35,399	(1.3)%	$221,108	$188,502	17.3%
International	15,585	21,483	(27.5)	84,921	97,415	(12.8)
North American Ingredient/Food Service	16,461	21,436	(23.2)	61,272	75,699	(19.1)
Other	809	1,315	(38.5)	2,714	3,263	(16.8)

Total	$67,798	$79,633	(14.9)%	$370,015	$364,879	1.4%

(1)	North American Retail represents sales of our culinary, snack and in-shell nuts in North America.
The decrease in North American Retail sales for the three months ended April 30, 2006 reflects lower volume of culinary products at higher average selling prices. Additionally, Emerald product sales increased to $5.6 million in 2006 from $4.5 million in 2005. The increase in North American Retail sales for the nine months ended April 30, 2006 reflects the expansion of Emerald products sales, which were $24.1 million for 2006 compared to $14.2 million for 2005, price increases on various culinary and in-shell products, and volume increases for culinary products in the club and mass merchandisers channels, offset in part by volume decreases of in-shell products.
International and ingredient/food service sales declined in both the three and nine month periods ended April 30, 2006 compared to 2005 primarily as a result of less product available to sell due to lower ending inventories at July 31, 2005. This decline in volume was offset, in part, by higher pricing.
Sales of walnuts and other nuts as a percentage of net sales were:

	Three months ended		Nine months ended
	April 30,		April 30,
	2006	2005	2006	2005
Walnuts	70.1%	73.3%	67.2%	71.5%
Other nuts	29.9	26.7	32.8	28.5

Total	100.0%	100.0%	100.0%	100.0%

Sales to one customer represented approximately 23% and 20% of total net sales for the three and nine months ended April 30, 2006 (16% and 17% for the three and nine months ended April 30, 2005).
Gross margin. Gross margin for the three and nine months ended April 30, 2006 was 12.4% and 13.5%. The nine month amount included a one-time charge to cost of sales as described above. Excluding that charge, on a non-GAAP and supplemental basis as described above, gross margin for the three months ended April 30, 2006 and 2005 was 12.4% and 6.2%, and for the nine months ended April 30, 2006 and 2005 was 14.2% and 12.1%.
Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel and non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $8.2 million and $7.2 million for the three months ended April 30, 2006 and 2005, and $26.4 million and $25.1 million for the nine months ended April 30, 2006 and 2005. Selling, general and administrative expenses for the three and nine months ended April 30, 2006 included stock-based compensation charges of $0.9 million and $2.8 million. There was no such charge in the comparable periods in 2005.

Advertising. Advertising expense was $5.4 million and $4.1 million for the three months ended April 30, 2006 and 2005 and $16.3 million and $18.5 million for the nine months ended April 30, 2006 and 2005. The change related principally to the timing of certain advertising programs.
Interest. Net interest expense was nil and $1.1 million for the three months ended April 30, 2006 and 2005, and $0.2 million and $3.2 million for the nine months ended April 30, 2006 and 2005. These decreases reflected lower borrowings due to repayment of indebtedness and utilization of cash from the July 2005 initial public offering to fund working capital requirements.
Income Taxes. Income tax expense (benefit) was ($2.0) million and $(0.5) million for the three months ended April 30, 2006 and 2005, and $2.6 million and $(2.0) million for the nine months ended April 30, 2006 and 2005. Under the federal tax code, until July 31, 2005, we were a nonexempt cooperative association. Nonexempt cooperatives accrue income taxes only on net non-patronage proceeds and certain expenses, which are not deductible for tax purposes. No provision for taxes was made for net patronage proceeds paid or allocated to members as qualified notices of allocation.
Effective August 1, 2005, all of our business activities are taxable under provisions of the Internal Revenue Code and certain state tax laws. Accordingly, we have provided for income taxes based on our estimated effective tax rate for the year of 40%.
Liquidity and Capital Resources
Our liquidity is dependent upon funds generated from operations and external sources of financing.
During the nine months ended April 30, 2006, cash used in operating activities was $2.8 million compared to $23.8 million for the nine months ended April 30, 2005. This decrease was principally due to improved management of working capital. Cash used in investing activities was $6.3 million in 2006 compared to $7.8 million in 2005, virtually all of which related to the purchases of equipment. Cash used in financing activities during 2006 was $19.8 million (as some of the IPO proceeds were paid to former members) compared to cash provided by financing activities of $31.3 million in 2005 (as borrowings were made to finance operations and capital expenditures).
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
We also have an unsecured master loan agreement with CoBank that provides for both a revolving line of credit in an aggregate principal amount of $77.5 million bearing an interest rate of LIBOR plus 0.65% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million bearing an interest rate of LIBOR plus 0.7% per annum. The revolving line of credit agreement expires on April 1, 2008 and the long-term revolving agreement expires on April 1, 2011. The master loan agreement governing these credit facilities subjects us to financial and other covenants and contains customary events of default. As of April 30, 2006, we had no amount outstanding on the revolving line of credit or on the long-term revolver.
As of April 30, 2006, we had a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $32.5 million and a $2.0 million letter of credit facility. The revolving line of credit expires on January 15, 2007, and borrowings under this line of credit bear interest at a rate of LIBOR plus 0.65% per annum. The credit agreement governing these notes subjects us to financial and other covenants and contains customary events of default. As of April 30, 2006, we had no amount outstanding on the revolving line of credit.
As of April 30, 2006, we were in compliance with all applicable loan covenants under our credit facilities and, on a combined basis, we had $130 million of available borrowing capacity.
Working capital and stockholders’ equity were $98.3 million and $106.5 million at April 30, 2006 compared to $89.0 million and $99.5 million at July 31, 2005.

We believe cash on hand, cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our existing lines of credit, will be sufficient to fund our contractual commitments, repay obligations as required, and meet our operational requirements through the year ended July 31, 2006.
Contractual Obligations and Commitments
Contractual obligations and commitments at April 30, 2006 are as follows (in millions):

	Payments Due by Fiscal Year
		2006	2007-	2009-	There-
	Total	(c)	2008	2010	after
Long-term obligations (a)	$20.0	$—	$—	$4.0	$16.0
Interest on long-term obligations	8.5	0.7	2.9	2.7	2.2
Operating leases	2.9	0.2	1.3	1.1	0.3
Purchase commitments (b)	0.8	0.8	—	—	—

Total	$32.2	$1.7	$4.2	$7.8	$18.5

(a)	Excludes $2.0 million in total letters of credit outstanding related to normal business transactions.

(b)	Commitments to purchase equipment.

(c)	Represents obligations and commitments for the remaining three months of fiscal 2006.
Effects of Inflation
There has been no material change in our exposure to inflation from that discussed in our 2005 Annual Report on Form 10-K.
Recent Accounting Pronouncements
In December 2004, SFAS No. 123(R), Share-Based Payment, was issued. This statement requires that compensation costs related to share-based awards be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant date fair value of the security issued. In addition, liability awards will be remeasured each reporting period and compensation costs will be recognized over the period that an employee provides service in exchange for the award. This statement was effective for us beginning in the first quarter of fiscal 2006. The effect of adopting this statement in the three and nine months ended April 30, 2006 was an increase in compensations costs of $0.9 million and $2.8 million for restricted stock and for stock options granted subsequent to July 31, 2005.
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
Sales to our top customers represented over 20% of our net sales. The loss of any major customers could adversely impact our business.
We depend on a few significant customers for a large proportion of our net sales, particularly in our culinary business. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to one customer represented approximately 23% of total net sales for the three months ended April 30, 2006. The loss of a significant customer or a material decrease in purchases could result in decreased sales and adversely impact our net income.
Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate and our annual performance will depend largely on results from two quarters.
Our business is highly seasonal, reflecting the general pattern of peak consumer demand for nut products during the months of September, October, November, and December. Typically, a substantial portion of our revenues are earned during our first and second fiscal quarters. We generally experience lower revenues during our third and fourth fiscal quarters. We incurred a net loss in the third quarter of fiscal 2006, reflecting this seasonality, and, may continue to do so in the future. Sales in the first and second fiscal quarters accounted for approximately 62% of our revenues for the year ended July 31, 2005. If sales in these quarters are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results.
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

We recently acquired assets from Harmony Foods Corporation, and it is difficult to determine what the impact of the acquisition on our financial results will be.
We completed our acquisition of assets from Harmony Foods Corporation on May 9, 2006, so we have only a very limited operating history on which to base an evaluation of our combined business and prospects. In addition, we may experience difficulties integrating the personnel, products, technologies and operations of the Harmony business. Our future success will depend on many factors that are not under our control, such as the following:
•	successful integration of Harmony products and personnel with our offerings and business;

•	growth in demand for the Harmony products;

•	consolidating our Lemont, Illinois operations with operations in Fishers, Indiana; and

•	assimilating acquired assets and operations into our existing operations infrastructure.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2006. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are the subject of various legal actions in the ordinary course of our business. All such matters are subject to many uncertainties that make their outcomes unpredictable. On February 3, 2006, PG&E filed a complaint in San Francisco County Superior Court alleging, among other things, breach of contract as a result of the Company’s decision to cease operating the company’s cogeneration facility. PG&E’s complaint seeks payment of approximately $1.4 million from the Company plus interest under the contract’s termination provisions as well as PG&E’s costs for the lawsuit. The Company believes that the termination payment provision constitutes an unenforceable penalty and intends to vigorously defend itself against PG&E’s lawsuit. The Company believes that the ultimate liability, if any, resulting from the eventual outcome of this matter will not be material to Diamond’s financial condition or operating results.
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

Date: June 7, 2006

	By:	/s/ Seth Halio

Seth Halio
Chief Financial Officer and
duly authorized officer