Form 10-K
period 2006-07-31
Diamond Foods Inc
filed 2006-10-13
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.: 000-51439

DIAMOND FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2556965
(State of Incorporation)	(IRS Employer Identification No.)

1050 South Diamond Street	95205-7087
Stockton, California	(Zip Code)
(Address of Principal Executive Offices)

209-467-6000
(Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:

Common Stock, $0.001 par value	NASDAQ Global Select Market
Series A Junior Preferred Stock Purchase Right	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of January 31, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $317,941,409 based on the closing sale price as reported on the NASDAQ Market System. As of August 31, 2006, there were 15,737,194 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report regarding our future financial and operating performance and results, business strategy, market prices, future commodity prices, plans and forecasts and other statements that are not historical facts are forward-looking statements. We have based these forward-looking statements on our assumptions, expectations and projections about future events only as of the date of this Annual Report.

We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. These forward-looking statements also involve many risks and uncertainties that could cause actual results to differ from our expectations in material ways. Please refer to the risks and uncertainties discussed in the section titled “Risk Factors.” You also should carefully consider other cautionary statements elsewhere in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us during our 2007 fiscal year. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

PART I

Item 1.	Business

Overview

Diamond Foods, Inc. was incorporated in Delaware in 2005 as the successor to Diamond Walnut Growers, Inc., a member-owned California agricultural cooperative association. In July 2005, Diamond Walnut Growers, Inc. merged with and into Diamond Foods, Inc., converted from a cooperative association to a Delaware corporation and completed an initial public offering of Diamond Foods’ common stock. The terms “Diamond Foods,” “Company,” “Registrant,” “we,” “us” and “our” mean Diamond Foods, Inc. and its subsidiaries unless the context indicates otherwise.

We are a branded food company specializing in processing, marketing and distributing culinary, in-shell and ingredient nuts and snack products. Our company was founded in 1912 and has a strong heritage in the walnut market under the Diamond of California brand. We intend to expand our existing business, and to continue to introduce new higher-value branded products in our culinary and snack businesses, including snack products marketed under our Emerald and Harmony brand names. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries.

We have four product lines:

•	Culinary. We sell culinary nuts under the Diamond of California brand in grocery store baking and produce aisles and through mass merchandisers and club stores. Culinary nuts are marketed to individuals who prepare meals or baked goods at home and who value fresh, high-quality products.

•	Snack. We sell snack products under the Emerald and Harmony brands. These products which include roasted, glazed and flavored nuts and trail mixes packaged in innovative resealable containers, are typically available in grocery store snack and produce aisles, mass merchandisers, convenience stores, drug stores and other places where snacks are sold.

•	In-shell. We sell in-shell nuts under the Diamond of California brand, primarily during the winter holiday season. These products are typically available in grocery store produce sections, mass merchandisers and club stores.

•	Ingredient/Food Service. We market ingredient and food service nuts under the Diamond of California brand to food processors, restaurants, bakeries and food service companies and their suppliers. Our institutional and industrial customers use our standard or customer-specified products to add flavor and enhance nutritional value and texture in their product offerings.

Our net sales were as follows (in millions):

	Year Ended July 31, 2006			Year Ended July 31, 2005			Year Ended July 31, 2004
	North	Inter-		North	Inter-		North	Inter-
	America	national	Total	America	national	Total	America	national	Total

Culinary	$189.4	$12.1	$201.5	$164.2	$21.0	$185.2	$142.0	$15.3	$157.3
Snack	40.7	—	40.7	21.5	—	21.5	7.1	—	7.1
In-shell	44.7	40.3	85.0	42.8	42.3	85.1	38.4	39.5	77.9

Total retail	274.8	52.4	327.2	228.5	63.3	291.8	187.5	54.8	242.3
Ingredient/food service	84.5	62.4	146.9	107.0	59.2	166.2	71.0	41.5	112.5
Other	3.1	—	3.1	4.5	—	4.5	4.9	—	4.9

Total	$362.4	$114.8	$477.2	$340.0	$122.5	$462.5	$263.4	$96.3	$359.7

Sales to SAM’s Club and Wal-Mart combined accounted for approximately 19%, 17% and 16% of our net sales for the years ended July 31, 2006, 2005 and 2004 respectively. No other single customer accounted for more than 10% of our net sales.

Our disclosure reports that we file with the Securities and Exchange Commission are available free of charge on the Investor Relations page of our website, www.diamondfoods.com.

Our Strategy

Our goal is to continue to increase our revenues by increasing our market share in the snack category, while strengthening our position as the number one marketer and distributor of culinary nuts. In addition, we intend to expand our profit margins by introducing higher-margin products and reducing costs. To achieve these goals we intend to:

Increase market share in the snack industry.  We plan to promote our broad line of snack products aggressively, by investing in creative advertising, marketing and promotional programs. We believe our continued investments in national advertising campaigns will help differentiate our products and improve our competitive position. National consolidation of retailers has created a need for distribution efficiencies, such as fewer stock keeping units, or SKUs, conservation of warehouse space, supply chain support and national merchandising. We are capable of providing these efficiencies. We intend to gain additional market share in the snack market, especially snack nuts, by exploiting our national brand and distribution systems.

Improve gross and operating margins.  We intend to increase our margins through shifting product mix and investing in capital improvements and other cost reduction activities. We expect a greater proportion of our sales to be represented by higher-margin products. We plan to invest capital for projects that lower our costs. We intend to examine the location and function of our processing, storage and distribution facilities and optimize the utilization of these assets. We are also investing in additional processing and packaging equipment. We expect that these investments will increase our production flexibility, enabling us to serve our customers better and improve our margins.

Expand and improve our distribution channels.  We plan to expand existing sales channels and introduce our snack products in new distribution channels, particularly drug stores, mass merchandisers, convenience stores and club stores. We believe these outlets represent excellent growth opportunities for our snack products because sales in these channels are generally growing faster than traditional grocery stores. We plan to leverage our existing supply chain management capabilities to cost-effectively distribute our products through these new channels.

Pursue external growth opportunities.  In order to maintain and grow our leading market share in culinary nuts and expand our presence in the snack industry, we may make strategic acquisitions, enter into strategic alliances or pursue other external growth opportunities. In particular, we intend to identify opportunities that will allow us to:

•	introduce new products that are complementary to our existing product lines and are capable of being marketed through our existing production and distribution systems;

•	build our brand’s value; and

•	enhance our processing and distribution capabilities to lower our costs.

Principal Products

We market and sell the following products:

Category	Products	Product Features

Culinary	• Shelled nuts	• Whole, sliced, chopped and ground nuts
	• Pegboard nuts	• Package sizes ranging from convenient 2.25-ounce pegboard packages to three-pound bags
• Glazed nuts
	• Harvest Reserve Premium nuts	• Recipe-ready
• Maximum freshness through resealable, atmosphere-controlled packaging

Snack	• Glazed nuts	• Unique flavors, including Apple Cinnamon, Butter Toffee, Chocolate Brownie and Pecan Pie
	• Mixed nuts	• Package sizes ranging from 0.5-ounce to 38-ounce in tubes, containers, and resealable foil bags
	• Roasted nuts	• Innovative, eye-catching packaging and ‘‘on-the-go” containers
	• Trail mix and yogurt enrobed products	• Unique blends and nutritionally enriched products

In-shell	• Various uncracked nuts, cleaned and/or polished	• Packaged in-shell
	• Mixed nuts	• Various package sizes ranging from one-pound bags to 25-kilogram sacks, with nut sizes ranging from baby to jumbo

Ingredient/ Food Service	• Shelled and processed nuts	• Whole, sliced, chopped and ground nuts
	• Custom-processed nuts	• Food processor product of uniform size and consistent color
	• Glazed nuts	• Various large package sizes tailored for business usage
• Flexible processing and packaging operations

In May 2006, we acquired certain net assets of Harmony Foods Corporation. This acquisition adds production capability and product line expansion such as trail mixes, specialty dried fruits, nuts and seeds, sweet/salty snacks and organic snacks that are available in multiple packaging options including resealable single and multiple serve bags, deli cups and self-serve produce bins.

We offer all of our products in an array of packages to meet different market needs. We sell our culinary nut products in packages that are smaller and more convenient to use than our traditional one-pound packages, and have broadened their appeal and differentiated them from our competitors’ products. Our snack nut products are sold in various “on-the-go” package styles, including resealable foil bags and resealable plastic containers. For example, we offer Emerald snack products in immediate consumption packages (2.25 ounce to 2.5 ounce) designed primarily for convenience stores. With colorful, eye-catching labels and ergonomically designed, lightweight canisters, our products look and feel different than our competitors’ products, which have traditionally been marketed with understated labels in heavy glass or composite canisters.

Marketing

We believe that our marketing efforts are fundamental to the success of our business. Advertising expenses were $18.0 million in 2006, $22.2 million in 2005 and $14.7 million in 2004. We develop marketing strategies specific to each existing or new product line. Our marketing efforts are focused on building brand awareness, attracting new consumers, and increasing consumption. In order to maintain good customer relationships, these efforts are designed to establish a premium value proposition to minimize the impact on our customers’ private label sales. Marketing to ingredient/food service customers is focused on trade-oriented activities.

Our consumer-targeted marketing campaigns include television and print advertisements, coupons, co-marketing arrangements with complementary consumer product companies, and co-op advertising with select retail customers. Our television advertising airs on national network and cable channels and often features key sport venues suited to our product demographic such as the Super Bowl, the NFL and Major League Baseball. We design and provide point-of-purchase displays and product dispensers for use by our retail customers. These displays, and other shelving and pegboard displays, help ensure that our products are promoted in a consistent, eye-catching manner. They also enable us to make our products available for sale in multiple locations in a store, often outside of the baking and snack aisles, thus increasing impulse purchase opportunities. Our public relations and event sponsorship efforts are an important component of our overall marketing and brand awareness strategy. Our public relations efforts include distribution of free consumer publications designed to educate consumers about diet, health and the convenience and versatility of nuts as both a snack and recipe ingredient. We also conduct news media outreach programs and use our websites for product promotion and consumer entertainment. We offer samples and reach out to health-oriented consumers by sponsoring athletic events such as marathons, other running events and a nationally televised college football bowl game, the Emerald Bowl.

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

Sales and Distribution

We market our consumer products through our sales personnel directly to large, national grocery, mass merchandiser, club stores, convenience stores and drug store chains. Our sales department also oversees a network of over 170 independent brokers and various independent distributors and suppliers to regional grocery store chains and convenience stores.

We distribute our products from our California, Alabama and Indiana production facilities, and from leased warehouse and distribution facilities located in California, Florida, Georgia, Illinois, Indiana, Massachusetts, New Jersey, Pennsylvania, Texas and Wisconsin. Our sales administration and logistics department manages the administration and fulfillment of customer orders. The majority of our products are shipped from our production, warehouse and distribution facilities by contract and common carriers.

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

We process and package most of our products at our Stockton, California, Robertsdale, Alabama and Fishers, Indiana facilities. Periodically, we may use third parties to process and package a portion of our products when demand requirements for our products warrant.

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

Raw Materials and Supplies

We obtain nuts from domestic and international sources. We obtained the majority of our walnuts from growers that have entered into long-term supply contracts, and we will continue to purchase all of our other nut requirements from processors on the open market. During 2006, all of the walnuts, peanuts and almonds we obtained were grown in the United States. We obtain all of our walnuts directly from growers located in California and we purchase other nuts from importers and domestic processors. Most of our supply of hazelnuts and pecans were grown in the United States. We import Brazil nuts from the Amazon basin; cashew nuts from India, Africa, Brazil and Southeast Asia; hazelnuts from Turkey; pecans from Mexico; and pine nuts from China.

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

Trademarks and Patents

We market our products primarily under the Diamond, Emerald and Harmony brands, which are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other jurisdictions. Our agreement with Blue Diamond Growers limits our use of the Diamond brand in connection with our marketing of snack nut products, but preserves our exclusive use of our Diamond brand for all culinary and inshell nut products. We also own two U.S. patents of various durations related to our processing methods. While these patents are an important element of our success, our business as a whole is not materially dependent on either one of them. We expect to continue to renew for the foreseeable future those trademarks that are important to our business.

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

Employees

As of July 31, 2006, we had 768 full-time employees, consisting of 572 production and distribution employees, 178 corporate staff employees and 18 sales employees. Our labor requirements typically peak during the last quarter of the calendar year, when we generally use temporary labor to supplement our full-time work force. Our production and distribution employees in the Stockton, California plant are members of the International Brotherhood of Teamsters. In 2005, we entered into a five-year collective bargaining agreement with these employees that expires in March 2010. We consider our relations with our employees to be good.

Item 1A.	RISK FACTORS

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

We face risks associated with product liability claims and product recalls if our products cause injury, or become adulterated, mislabeled or misbranded. Our products are subject to product tampering, and to contamination risks, such as mold, bacteria, insects and other pests, shell fragments, cross-contamination and off-flavor contamination. If any of our products were to be tampered with, or become tainted in any of these respects and we were unable to detect this prior to shipment, our products could be subject to a recall. Our ability to sell products could be reduced if governmental agencies conclude that our products have been tampered with, or that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. A significant product recall could cause our products to be unavailable for a period of time and reduce our sales. Adverse publicity could result in a loss of consumer confidence in our products and also reduce our sales. Product liability claims and product recalls could increase our expenses and have a material adverse effect on demand for our products and, consequently, reduce our sales, net income and liquidity.

Our raw materials are subject to fluctuations in availability and price.

The availability, size, quality and cost of raw materials for the production of our products, including walnuts, pecans, peanuts, cashews, almonds and other nuts, are subject to risks inherent to farming, such as crop size, quality, and yield fluctuations caused by poor weather and growing conditions, pest and disease problems, and other factors beyond our control. Nut market prices fluctuate based on supply and demand. Worldwide demand for nuts has been increasing, and if the supply of nuts does not expand to meet demand, our costs will increase. Supply shortages and resulting price increases could adversely impact our profitability. High prices might dampen growth of consumer demand for nuts. Currently, we do not hedge against changes in nut commodity prices. Because walnuts currently represent approximately 65% of our gross sales, we are particularly vulnerable to crop disasters or other events that could cause significant fluctuations in the availability and cost of walnuts.

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

Sales to our top customer represented approximately 20% of our net sales. The loss of any major customer could adversely impact our business.

We depend on a few significant customers for a large proportion of our net sales. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to SAM’s Club and Wal-Mart represented approximately 19% of total net sales for the year ended July 31, 2006. The loss of a significant customer or a material decrease in purchases could result in decreased sales and adversely impact our net income.

Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate and our annual performance will depend largely on results from two quarters.

Our business is highly seasonal, reflecting the general pattern of peak consumer demand for nut products during the months of September, October, November, and December. Typically, a substantial portion of our revenues are earned during our first and second fiscal quarters. We generally experience lower revenues during our third and fourth fiscal quarters and in the future may incur losses in these quarters. Sales in the first and second fiscal quarters accounted for approximately 63.3% of our revenues for the year ended July 31, 2006. If sales in these quarters are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results.

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

Our future success largely depends on the contributions of our senior operating management team. We believe that the expertise and knowledge of these individuals about our industry, and their respective fields, are critical factors to our continued growth and success. We do not have key person insurance. The loss of the services of any of these individuals could have a material adverse effect on our business and prospects. Our success also depends upon our ability to attract and retain additional qualified marketing, technical, and other personnel.

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

We conduct a substantial amount of business with vendors and customers located outside the United States. During 2006, sales outside the United States, primarily in Germany, Japan, Spain and Italy, accounted for approximately 28% of our net sales. Our international operations are subject to a number of inherent risks, including:

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

We require a substantial amount of energy and water to process our nuts. Also, transportation costs represent a significant portion of the cost of our products, as we deliver our products and receive our raw materials via third party truck and rail companies. The prices of energy, water, and transportation costs such as fuel prices and labor costs, fluctuate significantly over time. We may not be able to pass on increased costs of production or transportation to our customers. In addition, from time to time, transportation service providers have a backlog of shipping requests, which could impact our ability to ship products in a timely fashion. Increases in the cost of water, electricity, natural gas, fuel or labor, and failure to ship products on time, could substantially harm our business and results of operations.

A disruption at any of our production facilities would significantly decrease production, which could increase our cost of sales and reduce our income from operations.

A temporary or extended interruption in operations at any of our facilities, whether due to technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortages or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to write off inventory and to lose sales. These risks to our business are particularly acute with respect to our Stockton, California facility, where we produced products accounting for over 80% of our net sales for 2006. Further, current and potential customers might not purchase our products if they perceive our lack of an alternate manufacturing facility to be a risk to their continuing source of products.

The acquisition of other businesses could pose risks to our profitability.

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

We recently acquired certain net assets from Harmony Foods Corporation, and it is difficult to determine what the impact of the acquisition on our financial results will be.

We completed our acquisition of certain net assets from Harmony Foods Corporation on May 9, 2006, so we have only a very limited operating history on which to base an evaluation of our combined business and prospects. In addition, we may experience difficulties integrating the personnel, products, technologies and operations of the Harmony business. Our future success will depend on many factors that are not under our control, such as the following:

•	successful integration of Harmony products and personnel with our offerings and business;

•	growth in demand for the Harmony products;

•	consolidating our Lemont, Illinois operations with operations in Fishers, Indiana;

•	assimilating acquired assets and operations into our existing operations infrastructure; and

•	improving profitability of Harmony operations.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We own our facility located on 70 acres in Stockton, California. This facility consists of approximately 635,000 square feet of office and production space and 120,000 square feet of refrigerated storage space. We lease an office facility in San Francisco, California. Two other production facilities are located in Robertsdale, Alabama and Fishers, Indiana. During the fourth quarter of 2006, we ceased operating our facility in Lemont, Illinois and subsequently transferred the equipment located there to Stockton, California and Fishers, Indiana. The Robertsdale facility is owned by us and consists of approximately 55,000 square feet of office and production space and 15,000 square feet of refrigerated storage space. The Fishers facility is leased and consists of approximately 117,000 square feet of office and production space and 60,000 square feet of warehouse/storage space. The leases on the Fishers facility are noncancellable operating leases which expire through 2019.

We also lease warehousing facilities in California, Florida, Georgia, Illinois, Indiana, Massachusetts, New Jersey, Pennsylvania, Texas and Wisconsin. We believe that our facilities are generally well maintained and are in good operating condition, and will be adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings

We are the subject of various legal actions in the ordinary course of our business. All such matters are subject to many uncertainties that make their outcomes unpredictable. On February 3, 2006, PG&E filed a complaint in San Francisco County Superior Court alleging, among other things, breach of contract as a result of the our decision to cease operating our cogeneration facility. PG&E’s complaint seeks payment of approximately $1.4 million from us plus interest under the contract’s termination provisions as well as PG&E’s costs for the lawsuit. We believe that the termination payment provision constitutes an unenforceable penalty and intend to vigorously defend ourselves against PG&E’s lawsuit. We believe that any additional liability in excess of amounts recorded, resulting from the eventual outcome of this matter will not be material to our financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the Nasdaq National Market on July 21, 2005 under the symbol “DMND”. Prior to that date, there was not a public market for our common stock. On July 3, 2006 our common stock began to trade on the NASDAQ Global Select Market. The following table sets forth for the periods indicated the high and low sales prices of our common stock on the Nasdaq Stock Market and quarterly cash dividends declared on common shares:

			Dividends
	High	Low	Declared

Year Ended July 31, 2006:
Fourth Quarter	$20.04	$13.85	$0.03
Third Quarter	$21.80	$16.52	$0.03
Second Quarter	$22.00	$15.45	$0.03
First Quarter	$22.54	$16.01	$—
Year Ended July 31, 2005
Fourth Quarter	$23.15	$20.50	$—

One of the Company’s credit agreements specifies certain limitations on the amount of dividends that may be declared or paid in a fiscal year. See Liquidity and Capital Resources.

As of August 31, 2006, we had approximately 2,242 holders of record of our common stock, although we believe that there are a larger number of beneficial owners.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five year period ended July 31, 2006:

	Years Ended July 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share information)

Statements of operations (2006)/ net proceeds data(1):
Net sales and other revenues	$477,205	$462,548	$359,683	$308,450	$282,158
Patronage inventory at beginning of period	—	(101,403)	(94,701)	(96,508)	(68,377)
Patronage inventory at end of period	—	67,152	101,403	94,701	96,508

Net sales (2006)/Gross marketing pool proceeds	477,205	428,297	366,385	306,643	310,289
Total cost of sales	411,809	191,387	142,592	111,483	98,495

Gross Margin(2006)/Proceeds before operating expenses	65,396	236,910	223,793	195,160	211,794
Operating expenses:
Selling general and administrative	37,046	33,188	28,169	26,937	26,317
Advertising	17,977	22,153	14,673	8,744	9,105
Other operating expenses	3,442	—	—	—	—

Total operating expenses	58,465	55,341	42,842	35,681	35,422
Income from operations (2006) /Operating proceeds	6,931	181,569	180,951	159,479	176,372
Interest, net	295	4,433	3,403	3,282	3,353
Conversion costs	—	697	—	—	—
Early extinguishment of debt	—	2,028	—	—	—
Other	310	—	—	—	—

Proceeds before income taxes	6,326	174,411	177,548	156,197	173,019
Income tax expense (benefit)	(1,010)	(8,385)	(43)	1,526	1,396

Net income (2006)/Net proceeds	$7,336	$182,796	$177,591	$154,671	$171,623

Earnings per share
Basic	$0.47	—	—	—	—

Diluted	$0.47	—	—	—	—

Shares used to compute earnings per share
Basic	15,634	—	—	—	—

Diluted	15,653	—	—	—	—

	Years Ended July 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance sheet data:
Cash and cash equivalents	$35,614	$49,035	$780	$306	$190
Working capital	87,689	89,022	72,556	56,343	72,111
Total assets	253,032	252,028	205,895	172,168	167,164
Total debt, including short-term debt	20,000	22,119	79,756	61,239	61,150
Total members’/stockholders’ equity	110,826	99,462	59,214	44,216	48,204

	Years Ended July 31,
	2006	2005	2004	2003	2002

Other data (Unaudited):
Walnuts sales as a percentage of total gross sales	64.7%	68.7%	70.6%	74.1%	76.6%

(1)	As an agricultural cooperative association, we derived revenues from our patronage business, which consisted of processing and marketing walnuts on behalf of Diamond members; and our non-patronage business, which consisted of purchasing, processing and marketing nut varieties other than walnuts. Our financial statements prior to fiscal year 2006 included statements of net proceeds prepared in accordance with GAAP for agricultural cooperative associations, rather than statements of operations. Net proceeds are amounts distributable to member growers from the patronage business. Net proceeds also include net income or loss from non-patronage business. Net proceeds do not include walnut acquisition costs. Effective August 1, 2005, our financial statements have been prepared in accordance with GAAP for companies that are not cooperative associations. We were not a public company during fiscal years prior to 2006, thus no earnings per share data is presented for those years. Also see Note 1 of notes to consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

We are a branded food company specializing in processing, marketing and distributing culinary, in-shell and ingredient nuts and snack products. Our company was founded in 1912 and has a strong heritage in the walnut market under the Diamond of California brand. On July 26, 2005 we converted from an agricultural cooperative association to a Delaware corporation and completed the initial public offering of our common stock. As a public company, our focus will be on building stockholder value. We intend to expand our existing business, and to continue to introduce higher-value branded products in our culinary and snack businesses, including snack products marketed under our Emerald and Harmony brand names. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries. We sell products to approximately 900 customers, including over 150 international customers. In general, we sell directly to retailers, particularly large, national grocery store and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores. We also sell our products to mass merchandisers, club stores, convenience stores, and through other retail channels.

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

A disproportionate amount of our net sales and related net income (net proceeds prior to the fiscal year ended July 31, 2006) are recognized in the first half of our fiscal year. For example, net sales in the first half of 2006 and 2005 were 63.3% and 61.7% of net sales for each full fiscal year. In the near term, we expect a higher percentage of our net income to be earned in the first half of our fiscal year because many of our operating costs are fixed and cannot be reduced when net sales are lower quarter to quarter. However, as we continue to introduce new products, such as snack products, we expect net sales, and related net income, to be less seasonal.

The historical financial information contained herein for fiscal years prior to 2006 have been derived from financial statements prepared in accordance with GAAP for agricultural cooperative associations. Effective August 1, 2005, our financial statements have been prepared in accordance with GAAP for companies that are not cooperative associations. The principal difference relates to accounting for walnut inventories. As an agricultural cooperative association, crop year pools were established for members’ walnuts. In addition, net patronage proceeds or losses from the sale of walnuts were allocated to members by crop year pool. Payments to members were specifically identified as to crop year pool.

Furthermore, as an agricultural cooperative association we used the net realizable value, or NRV, method to value walnut inventories delivered by members. NRV is the estimated sales price of inventories less estimated completion, distribution and selling costs. As a result of crop pool accounting and the NRV method of valuing inventories, our financial statements prior to August 1, 2005 do not include a cost of goods sold for walnuts received from members. Effective August 1, 2005, we were not eligible to use crop year pool accounting and NRV; therefore, we now account for purchases of walnuts from growers on a lower of cost or market basis. Consequently, the results of operations reported subsequent to fiscal year 2005 will be significantly different than net proceeds reported in fiscal year 2005 and prior.

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

Revenue Recognition.  We recognize revenue when a persuasive arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, introductory or slotting payments, coupons, promotion and marketing allowances. Customers have the right to return certain products. These product returns are estimated based upon historical results and reflected as a reduction in net sales.

Inventories.  Effective August 1, 2005, all inventories are accounted for on a lower of cost (first-in, first-out) or market basis. Prior to that date, as a cooperative association, we recorded walnut inventories acquired from members at estimated net realizable value (estimated sales price less estimated completion, distribution and selling costs). We estimated sales prices and costs based on historical experience and other assumptions that we believed were reasonable. Actual results could have differed materially from these estimates. All other inventories were stated at the lower of cost (first in, first out) or market.

In connection with our July 2005 initial public offering, we entered into long-term Walnut Purchase Agreements with substantially all of our former member growers. Under these agreements, growers will deliver their entire walnut crop to us during the Fall harvest season and we will announce a purchase price for this inventory by March 31 of the following year. This purchase price will be a market-based price determined by Diamond in good faith, taking into account market conditions, crop size, quality, and varieties, among other relevant factors. Since the ultimate price to be paid will be determined each March subsequent to receiving the walnut crop, management must make an estimate of this price for the first and second quarter interim financial statements. These estimates are subject to change and such changes, if any, could be material. We determined the purchase price for the 2005 crop in March 2006. This determination had no material impact on previously reported quarterly results.

Valuation of Long-lived and Intangible Assets and Goodwill.  We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Goodwill is periodically reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

For assets to be held and used, including acquired intangibles, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of intangible assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in this process.

Prior to the acquisition of certain net assets of Harmony Foods Corporation on May 9, 2006, we had no recorded goodwill. Since goodwill associated with Harmony was not recognized until the fourth quarter of 2006, we concluded that there was no impairment of our goodwill since the acquisition. In the future, we will perform the annual impairment test required by SFAS No. 142 in the fourth quarter of each year. We cannot assure you that a material impairment charge will not be recorded in the future.

Employee Benefits.  We incur various employment-related benefit costs with respect to qualified and nonqualified pension and deferred compensation plans. Assumptions are made related to discount rates used to value certain liabilities, assumed rates of return on assets in the plans, compensation increases, employee turnover and mortality rates. We utilize a third-party actuarial firm to assist us in determining appropriate assumptions and plan valuations. Different assumptions could result in the recognition of differing amounts of expense over different periods of time.

Income Taxes.  We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered.

Accounting for Stock-Based Compensation.  Beginning in fiscal year 2006, we began accounting for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment”. Under SFAS No. 123(R), compensation cost is established by determining the fair value of the option on the date of grant. The compensation cost is then amortized straight-line over the vesting period. We use the Black Scholes option pricing model to determine the fair value of the stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility and forfeiture rates that determine the stock options fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations. We also account for restricted stock grants under SFAS No. 123(R).

Supplemental and Non-GAAP Financial Information

The following supplemental and non-GAAP financial information excludes a one-time charge to cost of sales in the first quarter of fiscal 2006 as a result of the conversion from a cooperative to a public company in July 2005. This charge relates to the use of net realizable value (NRV) accounting for certain inventories acquired prior to August 1, 2005. Starting August 1, 2005 we began using the lower of cost or market method of valuing walnut inventories acquired subsequent to that date. As a result of using NRV accounting for certain inventories through July 31, 2005, these inventories were valued higher than they would have been under the lower of cost or market method. Therefore, as those inventories were sold, the amount charged to cost of goods sold was higher.

Beginning August 1, 2005, our cost basis for walnuts is the price we pay for them. For the years ended July 31, 2005 and 2004, estimated walnut acquisition costs, is presented on a supplemental basis for purposes of comparability of our financial results to the year ended July 31, 2006. Estimated walnut acquisition costs are based on the “field price” reported by the California Statistical Office of the USDA National Agricultural Statistics Service, or CASS, for each related crop year. We believe this information is the only available measure of industry-wide walnut acquisition costs. We cannot determine an actual cost basis for walnuts acquired and sold in historical periods. In addition, we:

•	are unable to determine retroactively what we would have paid for walnuts in prior years had we not been a cooperative;

•	are unable to determine whether what we would have paid for walnuts would approximate amounts paid to other growers by other processors as reflected in the CASS statistics;

•	are limited by the level of detail provided by the CASS statistics; and

•	cannot ensure that the cost of sales amounts implied by the CASS statistics are representative of future cost of sales amounts.

We have not undertaken any effort to validate the accuracy of the CASS statistics.

The non-GAAP financial information for 2006 also excludes the effects of stock based compensation and other operating expenses.

	Year Ended July 31,
	2006	2005	2004
	(Unaudited)
	(in thousands)

Net sales and other revenue	$477,205	$462,548	$359,683
Cost of sales	409,039	413,750	303,518

Gross margin	68,166	48,798	56,165
Operating expenses:
Selling, general and administrative	33,054	33,188	28,169
Advertising	17,977	22,153	14,673

Total operating expenses	51,031	55,341	42,842

Operating income (loss)	17,135	(6,543)	13,323
Interest expense, net	295	4,433	3,403
Other expenses	310	2,725	—

Income (loss) before income tax expense (benefit)	$16,530	$(13,701)	$9,920

A reconciliation of GAAP to non-GAAP and supplemental information (in thousands) is as follows:

	2006	2005	2004

GAAP cost of sales	$411,809	$191,387	$142,592
Adjustment to remove one time impact of accounting for certain inventories on NRV basis	(2,770)		—
Adjustment to convert walnut inventories from crop year pool and NRV accounting to cost basis accounting and to record estimated walnut cost of goods sold	—	222,363	160,926

Non-GAAP/supplemental cost of sales	$409,039	$413,750	$303,518

GAAP selling, general and administrative expense	$37,046
Adjustment for stock based compensation	(3,992)

Non-GAAP selling, general and administrative expense	$33,054

GAAP other operating expenses	$3,442
Adjustment to remove restructuring, contract termination costs and expenses related to income tax credit	(3,442)

Non-GAAP other operating expenses	$—

GAAP income (loss) before income tax expense (benefit)	$6,326
Adjustment for stock based compensation	3,992
Adjustment to remove one time impact of accounting for certain inventories on NRV basis	2,770
Adjustment to remove restructuring, contract termination costs and expenses related to income tax credit and other adjustments	3,442

Non-GAAP income before income tax expense (benefit)	16,530

GAAP income tax expense (benefit)	(1,010)
Adjustment to reflect tax effect of Non-GAAP adjustments	4,286
Adjustment to remove benefit of one time income tax credits and other adjustments	3,667

Non-GAAP income tax expense	6,943

Non-GAAP net income	$9,587

About our supplemental and non-GAAP Financial Measures

This Form 10-K contains supplemental and non-GAAP financial measures of our performance (“non-GAAP measures”) for different periods. Non-GAAP measures should not be considered as a substitute for financial measures prepared in accordance with GAAP. Our non-GAAP measures do not reflect a comprehensive system of accounting, and differ both from GAAP financial measures and from non-GAAP measures used by other companies. We urge investors to review our reconciliation of non-GAAP measures to GAAP financial measures, and our financial statements to evaluate our business.

We believe that our non-GAAP measures provide meaningful information regarding operating results because they exclude amounts that we exclude when monitoring operating results and assessing performance of the business. We believe that our non-GAAP measures also facilitate comparison of results for current periods and business outlook for future periods. Our non-GAAP measures include the following adjustments:

•	We exclude share-based compensation expense, including expense for stock options under SFAS No. 123(R) primarily because they are non-cash expenses that we do not consider part of ongoing operating results when assessing the performance of the business, and excluding these expenses facilitates comparison of results for fiscal 2006 to prior periods. We believe that because share-based compensation is non-cash in nature, excluding these amounts from non-GAAP measures provides a more focused view of the business operations and improves comparability across periods. Share-based compensation is difficult to forecast, because the magnitude of the charge depends upon the volume and timing of equity grants — which are unpredictable and can vary dramatically from period to period — and other factors such as interest rates, the trading price and volatility of our common stock and employee terminations.

•	We exclude a one-time charge that we incurred in connection with our conversion. As an agricultural cooperative association, we were required to use net realizable value (NRV) accounting for certain inventories; as a for-profit corporation, we are required to use the lower of cost or market method to value all inventories. As a result of using NRV accounting, certain inventories were valued higher than they would have been under the lower of cost or market method. Therefore, as these inventories were sold, the amount charged to cost of goods sold was higher. We excluded this charge because it is non-recurring and is not indicative of ongoing operations.

•	We exclude the following other operating expenses: 1) restructuring expenses which are principally related to the closure of our Lemont facility and the costs incurred to consolidate operations in our Fishers facility; 2) the estimated costs of terminating two contracts, one with PG&E associated with our cogeneration plant and one associated with a former distributor for Germany; and 3) the professional service fees associated with the California Enterprise Zone tax credits for years prior to 2006 discussed below. Our management believes it is useful to investors to exclude these amounts since they are non-recurring in nature and are not reflective of the operating results of Diamond on an on-going basis.

•	We exclude the income tax benefit associated with California Enterprise Zone tax credits for years prior to 2006 amounting to approximately $5.8 million ($3.8 million net of Federal income tax impact) since these credits have a one time impact. Our management believes its on-going effective tax rate will be approximately 42% and reflects such tax rate in its non-GAAP financial information.

•	We include the estimated cost of walnuts received from members in 2005 and 2004. Our management believes that information is useful to investors because our financial statements for periods prior to July 31, 2005 did not include walnut acquisition costs which are now included in our financial statements. Accordingly, gross margins after this date are materially different than those reported in the historical cooperative financial statements.

Our management uses non-GAAP measures in internal reports used to monitor and make decisions about our business, such as monthly financial reports prepared for management. The principal limitation of the non-GAAP measures is that they exclude significant expenses required under GAAP. They also reflect the exercise of management’s judgments about which adjustments are appropriately made to be non-GAAP measures. To mitigate this limitation, we present the non- GAAP measures in connection with GAAP results, and recommend that investors do not give undue weight to them. We believe that non-GAAP measures provide useful information to investors by allowing them to view the business through the eyes of management, facilitating comparison of results across historical and future periods, and providing a focus on the underlying operating performance of the business.

Results of Operations

2006 Compared to 2005

Net sales were $477.2 million and $462.5 million for the years ended July 31, 2006 and 2005. The increase in net sales was primarily due to higher prices and to sales from the acquired Harmony business, partially offset by lower volume. Volume decreased from 225.7 million pounds sold in 2005 to 190.4 million pounds sold in 2006 (excluding Harmony products). The increase in prices reflected higher commodity costs for raw materials, which we were able to pass on, in part, to consumers. This higher pricing was principally for walnuts, pecans and almonds in the North American Retail channel, shelled walnuts in the North American Ingredient/Food Service channel and in-shell and shelled walnuts in the International channel.

Net sales by channel (in thousands):

			% Change from
	2006	2005	2005 to 2006

North American Retail (1)	$274,879	$228,522	20.3%
International	114,781	122,514	(6.3)
North American Ingredient/Food Service	84,475	107,029	(21.1)
Other	3,070	4,483	(31.5)

Total	$477,205	$462,548	3.2%

(1)	North American Retail represents sales of our culinary, snack and in-shell nuts in North America.

The increase in North American Retail sales reflects the expansion of our Emerald brand snack products, sales of which were $34.1 million in 2006 compared to $21.6 million in 2005, sales of approximately $6.7 million of Harmony products, price increases on various products, and increased volume for culinary products, particularly in the mass merchandisers and club channels. International and ingredient/food service sales decreased as a result of less product available to sell due to lower ending inventory at July 31, 2005. The decline in volume was partially offset by higher pricing.

Sales of walnuts and other nuts as a percentage of gross sales were as follows:

	2006	2005

Walnuts	64.7%	68.7%
Other nuts	35.3%	31.3%

Total	100.0%	100.0%

Gross Margin.  Gross margin was 13.7% for the year-ended July 31, 2006. This percentage included a one-time charge to cost of sales as described above. Excluding such charge, on a non-GAAP and supplemental basis as described above, gross margin for the years ended July 31, 2006 and 2005 were 14.3% and 10.6%, respectively.

Selling, General and Administrative.  Selling, general and administrative expenses consist principally of salaries (including stock-based compensation) and benefits for sales and administrative personnel, brokerage, professional services, travel and non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $37.0 million and $33.2 million for the years ended July 31, 2006 and 2005. Selling, general and administrative expenses for the year ended July 31, 2006 included stock-based compensation charges of $4.0 million. There was no such charge in 2005.

Selling, general and administrative expenses as a percentage of net sales were 7.8% and 7.2% for the years ended July 31, 2006 and 2005.

Advertising.  Advertising expense was $18.0 and $22.2 million for the years ended July 31, 2006 and 2005. The change related principally to the timing of certain advertising programs and to initial Emerald advertising associated with its national launch in 2005.

Other operating expenses.  Other operating expenses totaled $3.4 million in 2006 and consist of 1) restructuring expenses of $1.0 million principally related to the closure of our Lemont facility and the consolidation of operations in our Fishers’ facility; 2) costs related to terminating two contracts of $1.4 million, one with PG&E associated with our cogeneration plant and one associated with a former distributor for Germany; and 3) professional service fees of $1.0 million related to the identification of California Enterprise Zone tax credits as described in the income tax benefit section below.

Interest.  Net interest expense was $0.3 million and $4.4 million for the years ended July 31, 2006 and 2005. This decrease reflected lower borrowings due to repayment of indebtedness and utilization of cash from the July 2005 initial public offering to fund working capital requirements.

Income Taxes.  Income tax benefit was $1.0 and $8.4 million for the years ended July 31, 2006 and 2005. The 2006 income tax benefit includes approximately $3.8 million (net of federal income tax impact) of California Enterprise Zone tax credits for years prior to 2006. Without such benefit, the effective tax rate would have been 42%. As an agricultural cooperative association in 2005, income taxes were not provided on patronage net proceeds. Income taxes were provided based on the pre-tax income of our non-patronage business. The benefit in the year ended July 31, 2005 arose from the loss before income taxes of the non-patronage business and from establishing certain net deferred tax assets related to the former patronage business as a result of the conversion. Effective August 1, 2005, all of our business activities are taxable under provisions of the Internal Revenue Code and certain state tax laws. Income tax expense for 2007 is expected to be approximately 42% of pre-tax income.

2005 Compared to 2004

Net sales were $462.5 million and $359.7 million for the years ended July 31, 2005 and 2004. The increase in net sales was due to increased volume and higher prices. The increase in prices reflected higher commodity costs for raw materials, which we were able to pass on, in part, to consumers. This higher pricing was principally for walnuts, pecans and almonds in the North American Retail channel, shelled walnuts in the North American Ingredient/Food Service channel and in-shell and shelled walnuts in the International channel. Volume, in total pounds sold, increased from 197.6 million in 2004 to 225.7 million in 2005, an increase of 14.2%. Net sales by channel (in thousands):

			% Change from
	2005	2004	2004 to 2005

North American Retail(1)	$228,522	$187,451	21.9%
International	122,514	96,312	27.2%
North American Ingredient/Food Service	107,029	70,991	50.8%
Other	4,483	4,929	(9.0)%

Total	$462,548	$359,683	28.6%

(1)	North American Retail represents sales of our culinary, snack and in-shell nuts in North America.

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

Sales of walnuts and other nuts as a percentage of total gross sales were:

	2005	2004

Walnuts	68.7%	70.6%
Other nuts	31.3%	29.4%

Total	100.0%	100.0%

Proceeds Before Operating Expenses.  Proceeds before operating expenses were $236.9 million and $223.8 million for the years ended July 31, 2005 and 2004. The principal reason for the increase was the growth in net sales offset by higher costs of nuts other than walnuts.

Selling, General and Administrative.  Selling, general and administrative expenses were $33.2 million and $28.2 million for the years ended July 31, 2005 and 2004. The increase of 17.8% is due to increased brokerage costs from higher sales, $0.6 million settlement with a bankruptcy court relating to previously collected receivables from an international customer, and higher salary and professional service costs. Selling, general and administrative expenses as a percentage of net sales were 7.2% and 7.8% for the years ended July 31, 2005 and 2004.

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

As of July 31, 2006, we had a total of $20.0 million of senior notes outstanding with two institutional investors. We are required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum. We are subject to certain affirmative and negative covenants outlined in the senior note agreement.

We also have an unsecured master loan agreement with CoBank that was amended, effective April 25, 2006 which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million bearing an interest rate of LIBOR plus 0.65% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million bearing an interest rate of LIBOR plus 0.7% per annum. The expiration of the revolving line of credit is April 1, 2008. The expiration of the long-term revolving agreement is April 1, 2011. The master loan agreement governing these credit facilities subjects us to financial and other covenants and contains customary events of default. As of July 31, 2006, we had no amount outstanding on the revolving line of credit or on the long-term revolver.

As of July 31, 2006, we had a credit agreement with a bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $32.5 million and a $2.0 million letter of credit facility. The revolving line of credit expires on January 15, 2007, and borrowings under this line of credit bear interest at a rate of LIBOR plus 0.65% per annum. The credit agreement governing these notes subjects us to financial and other covenants and contains customary events of default. As of July 31, 2006, we had no amount outstanding on the revolving line of credit. This credit agreement was amended as of August 8, 2006 to increase the line of credit aggregate principal amount to $52.5 million and the expiration date of the agreement to January 15, 2008. This Credit agreement limits the amount of dividends declared or paid to three percent of our total market capitalization in one fiscal year.

On a combined basis, we have $150 million of available borrowing capacity. As of July 31, 2006, we were in compliance with all applicable loan covenants under our credit facilities

Our investment in CoBank represents our cost basis in its stock. We are required to maintain this investment to comply with our borrowing agreements with CoBank. This investment cannot be readily converted to cash because we cannot dispose of it without the prior approval of CoBank and only in the event of termination of our borrowing agreements with CoBank.

Working capital and stockholders’ equity were $87.7 million and $110.8 million at July 31, 2006 compared $89.0 million and $99.5 million at July 31, 2005.

Cash provided by operating activities during the year ended July 31, 2006, was $34.0 million compared to $10.5 million during the year ended July 31, 2005. The increase was due to improved management of working capital. Cash used in investing activities was $27.4 million in 2006 compared to $10.4 million in 2005. The increase was primarily due to the acquisition of Harmony for approximately $19.2 million. Cash used in financing activities during 2006 was $20.0 million which principally represented amounts paid to former members for their membership interests. This compares to cash provided by financing activities of $48.2 million in 2005 which represents proceeds from the initial public offering of $105.8 million, offset by $57.6 million to pay off short and long-term debt.

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

We believe cash on hand, cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our existing lines of credit, will be sufficient to fund our contractual commitments, repay obligations as required, and meet our operational requirements through the year ending July 31, 2007.

Contractual Obligations and Commitments

Contractual obligations and commitments at July 31, 2006 are as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term obligations(a)	$20.0	$—	$—	$8.0	$12.0
Interest on long-term obligations	8.0	1.5	3.0	2.3	1.2
Operating leases, net of sublease income	16.0	2.1	4.0	3.3	6.6
Purchase commitments(b)	1.6	1.6	—	—	—
Retirement benefits(c)	23.8	1.4	3.9	4.4	14.1

Total	$69.4	$6.6	$10.9	$18.0	$33.9

(a)	Excludes $2.1 million in total letters of credit outstanding related to normal business transactions.

(b)	Commitments to purchase new equipment. Excludes purchase commitments under Walnut Purchase Agreements.

(c)	See note 13 of notes to consolidated financial statements.

Off-Balance Sheet Arrangements

As of July 31, 2006, we did not have any significant off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Effects of Inflation

The most significant inflationary factor affecting our net sales and cost of sales is the change in market prices for purchased nuts. The prices of these commodities are affected by world market conditions and are volatile in response to supply and demand, as well as political and economic events. The price fluctuations of these commodities do not necessarily correlate with the general inflation rate. Inflation may, however, adversely affect operating costs such as labor, energy and materials.

Recent Accounting Pronouncements

In November 2004, SFAS No. 151. “Accounting for Inventory Costs,” was issued. SFAS No. 151 requires allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period incurred. This statement was effective for inventory costs beginning in August 2005 and its adoption had no material impact on our financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and a change required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes as if the new accounting principle had always been used. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. We believe that the adoption of this standard will not have a significant impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. We believe that the adoption of this standard will not have a significant impact on our financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

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

The sensitivity of our cash and cash equivalent portfolio as of July 31, 2006 to a 100 basis point increase or decrease in interest rates would be an increase of pretax income of approximately $0.4 million or a decrease of pretax income of $0.4 million, respectively.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Diamond Foods, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Our assessment did not include consideration of internal control over financial reporting associated with the business we acquired from Harmony Foods Corporation in May 2006, because it was not possible for us to assess the acquired business’s internal control over financial reporting in the period between the acquisition date and July 31, 2006, the date of our assessment for purposes of this report. The acquired business is significant to our consolidated financial statements. Accordingly, in the future we expect to assess the internal controls over financial reporting of the acquired business, and to report any material change in our internal control over financial reporting in our future periodic reports.

Based on our assessment using the criteria set forth by COSO in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of July 31, 2006.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Michael J. Mendes	/s/ Seth Halio

President and	Executive Vice President and
Chief Executive officer	Chief Financial Officer

October 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Diamond Foods, Inc.
Stockton, California

We have audited the accompanying consolidated balance sheets of Diamond Foods, Inc. and subsidiaries (the “Company”) as of July 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity and cashflows for the year ended July 31, 2006, and the statements of net proceeds, member’s equity and cashflows for each of two years in the period ended July 31, 2005. We also have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of July 31, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at the business acquired from Harmony Foods Corporation, which was acquired on May 9, 2006, because it was not possible to assess the acquired business’s internal control over financial reporting in the period between the acquisition date and July 31, 2006. The acquired business constitutes approximately 17 percent and 9 percent of net and total assets, respectively, and one per cent of net sales of the consolidated financial statements of the Company as of and for the year ended July 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at the business acquired from Harmony Foods Corporation. The Company’s management is responsible for these consolidated financial statements, for maintaining internal control over financial reporting and for management’s assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officer, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2006 and 2005, and the results of its operations and its cashflows for each of the three years in the period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective August 1, 2005.

/s/ Deloitte & Touche LLP

San Francisco, California
October 12, 2006

DIAMOND FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,
	2006	2005
	(In thousands, except share and per share information)

ASSETS
Current assets:
Cash and cash equivalents	$35,614	$49,035
Trade receivables, less allowance for doubtful accounts of $598 and $515, at July 31, 2006 and 2005, respectively	49,536	42,246
Inventories	99,177	111,270
Deferred income taxes	4,578	2,726
Property held for sale	1,728	—
Prepaid expenses and other current assets	7,329	5,169

Total current assets	197,962	210,446
Property, plant and equipment	34,291	27,658
Investment in CoBank	2,191	2,269
Deferred income taxes	4,812	5,133
Goodwill	5,077	—
Identifiable intangible assets, net	3,941	—
Other assets	4,758	6,522

Total assets	$253,032	$252,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable — members	$—	$2,119
Payable to members for membership interest	—	17,329
Accounts payable and accrued liabilities	28,371	29,422
Payable to growers	81,902	72,554

Total current liabilities	110,273	121,424
Long-term obligations	20,000	20,000
Other liabilities	11,933	11,142
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $0.001 par value; Authorized: 100,000,000 shares;
15,737,194 and 15,555,506 shares issued and outstanding at July 31, 2006 and 2005, respectively	16	16
Additional paid-in capital	93,962	88,491
Accumulated other comprehensive loss	(36)	—
Retained earnings	16,884	10,955

Total stockholders’ equity	110,826	99,462

Total liabilities and stockholders’ equity	$253,032	$252,028

See notes to consolidated financial statements

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (2006)
CONSOLIDATED STATEMENTS OF NET PROCEEDS (2005 AND 2004)

	Year Ended July 31,
	2006	2005	2004
	(In thousands, except per share information)

Net sales and other revenues	$477,205	$462,548	$359,683
Patronage inventory at beginning of period	—	(101,403)	(94,701)
Patronage inventory at end of period	—	67,152	101,403

Net sales (2006)/Gross marketing pool proceeds (2005 and 2004)	477,205	428,297	366,385
Cost of sales	409,039	191,387	142,592
Cost of sales — NRV amount	2,770	—	—

Total cost of sales	411,809	191,387	142,592
Gross margin (2006)/Proceeds before operating expenses (2005 and 2004)	65,396	236,910	223,793
Operating expenses:
Selling, general and administrative (including $3,992 of stock-based compensation in 2006)	37,046	33,188	28,169
Advertising	17,977	22,153	14,673
Other operating expenses	3,442	—	—

Total operating expenses	58,465	55,341	42,842

Income from operations (2006)/Operating proceeds (2005 and 2004)	6,931	181,569	180,951
Interest expense, net	295	4,433	3,403
Conversion costs	—	697	—
Other expenses	310	—	—
Early extinguishments of debt	—	2,028	—

Income before income tax benefit (2006)/
Proceeds before income tax benefit (2005 and 2004)	6,326	174,411	177,548
Income tax benefit	(1,010)	(8,385)	(43)

Net income (2006)/Net proceeds (2005 and 2004)	$7,336	$182,796	$177,591

Earnings per share
Basic	$0.47
Diluted	$0.47
Shares used to compute earnings per share
Basic	15,634
Diluted	15,653

See notes to consolidated financial statements

DIAMOND FOODS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/MEMBERS’ EQUITY

							Accumulated	Total
				Additional	Working		Other	Stockholders’/
	Common Stock			Paid-In	Capital	Retained	Comprehensive	Members’
	Shares	Amount		Capital	Retains	Earnings	Loss	Equity
	(In thousands, except share information)

Balance, July 31, 2003		$		$	$26,676	$17,540	$	$44,216
Nonpatronage loss						(40)		(40)
Working capital retains					41,714	—		41,714
Revolvement of working capital retains	—		—	—	(26,676)	—	—	(26,676)

Balance, July 31, 2004					41,714	17,500		59,214
Nonpatronage loss					—	(6,545)		(6,545)
Working capital retains					38,500	—		38,500
Initial Public Offering of common stock, net of underwriting and offering expenses and amounts due former members electing cash in lieu of common stock	15,555,506		16	88,491	(38,500)			50,007
Revolvement of working capital retains	—		—	—	(41,714)	—	—	(41,714)

Balance, July 31, 2005	15,555,506		16	88,491	—	10,955		99,462
Shares issued under Employee Stock Purchase Plan (ESPP)	57,872			802	—			802
Stock compensation expense	123,816			3,992	—			3,992
ESPP disqualifying dispositions				37	—			37
Conversion of Long Term Incentive Plan				640	—			640
Dividends paid					—	(1,407)		(1,407)
Comprehensive income								—
Net income					—	7,336		7,336
Other comprehensive loss							(36)	(36)

Total comprehensive Income	—		—	—	—	—	—	7,300

Balance, July 31, 2006	15,737,194		$16	$93,962	$—	$16,884	$(36)	$110,826

See notes to consolidated financial statements

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (2006)/Net proceeds (2005 and 2004)	$7,336	$182,796	$177,591
Adjustments to reconcile net income (2006)/net proceeds (2005 and 2004) to net cash provided by operating activities:
Depreciation and amortization	5,532	4,717	4,896
Deferred taxes	(1,531)	(6,593)	—
Tax benefit related to stock-based compensation plans	37	—	—
Excess tax benefit from ESPP transactions	(37)	—	—
Stock-based compensation	3,992	—	—
Loss on disposal of equipment	442	—	—
Early extinguishment of debt	—	233
CoBank patronage dividend paid in stock	(47)	(119)	(75)
Changes in assets and liabilities (net of effects of acquisition):
Trade receivables	(4,805)	(9,470)	(15,131)
Inventories	17,278	24,346	(19,327)
Prepaid expenses and other current assets	(1,957)	(1,482)	612
Other assets	1,764	1,310	(95)
Accounts payable and accrued liabilities	(4,419)	8,106	4,460
Payable to growers	9,348	—	—
Other liabilities	1,027	811	947
Adjustment to current member account for change in prepaid inventory costs	—	7,216	(52)
Cash payments to members	—	(201,415)	(167,411)

Net cash provided by (used in) operating activities	33,960	10,456	(13,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital revolvement from CoBank	126	100	372
Proceeds from sales of property, plant and equipment	49	—	—
Acquisition of Harmony	(19,186)	—	—
Purchase of property, plant, and equipment	(8,352)	(10,500)	(4,830)

Net cash used in investing activities	(27,363)	(10,400)	(4,458)
CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable borrowings (repayments), net	(2,119)	(42,173)	28,517
Net proceeds from initial public offering	—	105,836	—
Payment to members of membership interest	(17,329)	—	—
Issuance of common stock under stock plans	802	—	—
Dividends paid	(1,407)	—	—
Excess tax benefit from ESPP transactions	37	—	—
Additions to long-term obligation	—	10,000	—
Payments of long-term obligations	—	(25,464)	(10,000)

Net cash provided by (used in) financing activities	(20,016)	48,199	18,517

Net increase (decrease) in cash and cash equivalents	(13,421)	48,255	474
Cash and cash equivalents:
Beginning of period	49,035	780	306

End of period	$35,614	$49,035	$780

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$696	$4,580	$3,226
Income taxes	2,178	(296)	(41)
Non-cash investing activities:
Liabilities assumed in Harmony acquisition	3,404	—	—
Accrued capital expenditures	380	420	—
Non-cash financing activities:
Net proceeds from initial public offering payable to members	—	17,329	—
Accrued liability exchanged for options to acquire common stock	640	—	—

See notes to consolidated financial statements

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006, 2005 and 2004
(In thousands, except share and per share information)

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

(2)	Organization and Significant Accounting Policies

Business

Diamond processes, markets and distributes culinary, in-shell and ingredient/food service nuts and snack products. The Company obtains its walnuts from growers who are located in California and through July 26, 2005, were members of the cooperative association. The Company obtains its other nuts from independent suppliers. Diamond sells products to approximately 900 customers, including over 150 international customers. In general, the Company sells directly to retailers, particularly large, national grocery store and club stores, mass merchandisers, and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). Prior to August 1, 2005 the Company’s financial statements were prepared in accordance with GAAP for agricultural cooperative associations. The principal difference relates to accounting for walnut inventories received from cooperative members. As a cooperative association, Diamond used the net realizable value method to value these inventories. Walnuts received by Diamond subsequent to July 31, 2005 are accounted for under the lower of cost (first-in, first-out), or market method. As a result, the statements of operations for the year ended July 31, 2006 and the statements of net proceeds for the years ended July 31, 2005 and 2004 are not comparable.

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

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Risks and Concentrations

The Company’s revenues are principally derived from the sale of culinary, in-shell and ingredient/food service nuts and snack products, the market for which is highly competitive. Significant changes in customer buying behavior could adversely affect the Company’s operating results. Sales to the Company’s largest customer accounted for approximately 19%, 17% and 16% of net sales in 2006, 2005 and 2004, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include investment of surplus cash in securities (primarily money market funds and Eurodollar time deposits) with maturities at date of purchase of three months or less.

Inventories

Prior to August 1, 2005, patronage inventories (walnuts acquired from members) were stated at estimated net realizable value (estimated sales price less estimated completion, distribution and selling costs). Other inventories include purchased commodities, processed walnuts used in non-patronage products, manufacturing costs and packing materials and supplies, and are stated at the lower of cost (first in, first out basis) or market. Effective August 1, 2005 all inventories are accounted for at the lower of cost (first-in, first-out) or market.

Crop Accounting Policy

Through July 31, 2005, Diamond operated on a pool year basis, with crop year pools established for members’ products delivered for processing and marketing. Net patronage proceeds of the pool were partially distributed as advances for raw products delivered. In addition, net patronage proceeds or losses from the sale of member products were allocated to the members in the appropriate commodity crop year pool. Payments to members were specifically identified as to commodity crop year pool and were charged directly to current member accounts. Each crop year pool was closed when the related crop was substantially sold by making a final distribution to members based upon their patronage in that pool. The board of directors determined the amount and timing of payments to and for its members..

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

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized on a straight-line basis over the term of the contract. The Company expenses payments if no written arrangement exists.

Impairment of Long-Lived and Intangible Assets and Goodwill

Management periodically reviews long-lived assets and certain identifiable intangible assets for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Goodwill and certain intangible assets, which are not subject to amortization, are periodically reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

For assets to be held and used, including acquired intangibles, the Company initiates a review whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in this process.

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

Promotion and Advertising Costs

Promotional allowances, customer rebates, coupons and marketing allowances are recorded at the time the related revenue is recognized and are reflected as reductions of net sales. Annual volume rebates, promotion, and marketing allowances are recorded based upon the terms of the arrangements. Coupon incentives are recorded at the time of distribution in amounts based on estimated redemption rates. The Company expenses advertising costs as they occur. Payments to certain customers to reimburse them for cooperative advertising programs are recorded in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer.”

Shipping and Handling Costs

Shipping and handling costs billed to customers are included in net sales and other revenues. Freight, shipping and handling costs are charged to cost of sales as incurred.

Income Taxes

Under the federal tax code, prior to July 31, 2005, Diamond was a nonexempt cooperative association. Nonexempt cooperatives accrue income taxes on net non-patronage proceeds and certain expenses, which are not deductible for tax purposes. No provision for taxes was made for net patronage proceeds paid or allocated to members as qualified notices of allocation. Effective August 1, 2005, all business activities of Diamond became taxable under provisions of the Internal Revenue Code and certain state tax laws.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred income taxes not expected to be recovered.

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The fair value of certain financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate the amounts recorded in the balance sheet because of the relatively short term nature of these financial instruments. The fair value of notes payable and long-term obligations at the end of each fiscal period approximates the amounts recorded in the balance sheet based on information available to Diamond with respect to current interest rates and terms for similar financial instruments. It is not practicable to estimate the fair value of Diamond’s investment in CoBank.

Foreign Currency Hedging

To reduce the risk of foreign currency exchange movements, Diamond periodically enters into forward contracts. These derivative instruments have settlement dates generally less than one year, are recorded at fair value, and are included in accrued liabilities (balances at July 31, 2006 and July 31, 2005 were not material). At July 31, 2006 Diamond had outstanding forward contracts to deliver 1.1 million Euros at various dates through January 2007. These contracts had an average exchange rate of 1.22 US Dollars per Euro. Forward contracts totaling 483 Euros are designated as cash flow hedges in accordance with SFAS No. 133, “Derivative Financial Instruments and Hedging.” Accordingly, changes in derivative fair values are deferred and recorded as a component of other comprehensive income until the underlying transaction is recorded in earnings. In the period in which the hedged item affects earnings, gains or losses on the derivative instrument are reclassified from other comprehensive income to the statement of operations. Diamond assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

The following table summarizes the impact of cash flow hedges on other comprehensive income in 2006 (in thousands):

At July 31, 2005	$—
Net change on cash flow hedges	(60)
Reclassification to other income	24

At July 31, 2006	$(36)

Stock-Based Compensation

The Company has various stock-based compensation programs, which provide for equity awards including stock options and restricted stock. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Company accounts for all share-based awards in accordance with SFAS No. 123(R).

Recent Accounting Pronouncements

In November 2004, SFAS No. 151. “Accounting for Inventory Costs,” was issued. SFAS No. 151 requires allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period incurred. This statement was effective for inventory costs beginning in August 2005 and its adoption had no material impact on Diamond’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and a change required by an accounting pronouncement when the

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes as if the new accounting principle had always been used. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. The Company believes that the adoption of this standard will not have a significant impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

(3)	Stock-Based Compensation

The Company uses a broad based equity incentive plan to help align employee and director incentives with stockholders’ interests. The 2005 Equity Incentive Plan (the Plan) was approved in March 2005 and provides for the awarding of options, restricted stock, stock bonuses, restricted stock units, and stock appreciation rights. The compensation committee of the Board of Directors administers the Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the Plan, and the number of shares available for issuance under the Plan will increase by an amount equal to 2% of the Company’s total outstanding shares as of July 31 each year.

In 2005, the Company began granting shares of restricted stock and stock options to its directors, advisors and executive officers under the Plan. The shares of restricted stock vest over a three-year period. The stock options expire in ten years and vest over three years. As of July 31, 2006, options to purchase 1,648,459 shares of common stock were outstanding, of which 341,536 were exercisable. At July 31, 2006, the Company had 444,325 shares available for future grant under the Plan.

The 2005 Employee Stock Purchase Plan provides for eligible employees to purchase shares of common stock at a discount on a periodic basis. As of July 31, 2006, 400,000 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan, and shares available for issuance will increase by an amount equal to 1% of the Company’s total outstanding shares as of July 31 each year, up to a maximum of 4,000,000 shares. During the year ended July 31, 2006, 57,872 shares were issued under the Employee Stock Purchase Plan.

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

As required under SFAS No. 123R the Company continues to account for stock-based compensation for options granted prior to August 1, 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the options were granted at market price, no compensation expense is recognized. Prior to the adoption of SFAS No. 123(R), tax benefits for any deduction in

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess of recognized compensation costs were reported as operating cash flows. After adoption of SFAS No. 123(R) excess tax benefits from stock option exercises are reported as financing cash flows.

As required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company has provided fair value based pro-forma disclosures in its financial statements related to stock options. If compensation expense for the Company’s various stock option plans had been determined based upon the estimated fair values at the grant dates for all awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro-forma net income, basic and diluted earnings per common share would have been as follows:

2006

Net income, as reported	$7,336
Total stock-based compensation recorded in the statement of operations, net of related tax effects	2,388
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,514)

Pro forma net income	$6,210

Net income per common equivalent share:
Basic — as reported	$0.47
Basic — pro forma	$0.40
Diluted — as reported	$0.47
Diluted — pro forma	$0.40

The pro forma effects on net proceeds in 2005 was not material.

Stock Option Awards:  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities were estimated based on the Company’s implied historical volatility. The expected term of options granted and forfeiture rates were based on assumptions and historical data to the extent it is available. The risk-free rates were based on U.S. Treasury yields for notes with comparable terms as the option grants, in effect at the time of the grant. For purposes of this valuation model, dividends are based on the historical rate. Assumptions used in the Black-Scholes model are presented below:

2006

Average expected life, in years	6
Expected volatility	27.5%
Risk-free interest rate	4.61%
Dividend rate	0.67%

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity during the year ended July 31, 2006:

		Weighted	Weighted Average
	Number of	Average Exercise	Remaining	Aggregate
	Shares	Price per Share	Contractual Life	Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at July 31, 2005	1,123	$17.00
Granted	657	18.15
Exercised	—	—
Cancelled	(132)	17.44

Outstanding at July 31, 2006	1,648	17.43	9.2	$—

Exercisable at July 31, 2006	341	17.00	9.0	$—

The weighted average fair value of options granted during the 2006 and 2005 was as $6.13 and $5.18, respectively.

Changes in the Company’s nonvested options during 2006 are summarized as follows:

		Weighted Average
	Number of	Grant Date Fair Value
	Shares	per Share
	(In thousands)

Nonvested at July 31, 2005	1,123	$5.18
Granted	657	6.13
Vested	(341)	5.18
Cancelled	(132)	5.66

Nonvested at July 31, 2006	1,307	5.80

As of July 31, 2006, there was $3.4 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 3.2 years.

Restricted Stock Awards:  As of July 31, 2006, there were 528,523 shares of restricted stock outstanding. Restricted stock activity during 2006 is summarized as follows:

		Weighted Average
	Number of	Grant Date Fair Value
	Shares	per Share
	(In thousands)

Outstanding at July 31, 2005	598	$17.00
Granted	149	18.94
Vested	(193)	17.00
Cancelled	(25)	17.65

Outstanding at July 31, 2006	529	17.52

The weighted average grant date fair value of restricted stock awards granted during 2006 and 2005 was $18.94 and $17.00, respectively

As of July 31, 2006, there was $9.3 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.1 years.

Employee Stock Purchase Plan:  Under the Employee Stock Purchase Plan, full-time employees are permitted to purchase a limited number of Diamond common shares at 85% of market value. Under this plan,

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diamond sold 57,872 shares to employees in fiscal 2006. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

2006

Average expected life, in years	0.75
Expected volatility	27.5%
Risk-free interest rate	4.30%
Dividend rate	0.71%

The weighted-average fair value of the purchase rights granted during fiscal 2006 was $3.70.

(4)	Earnings Per Share

Options to purchase 1,648,459 shares of common stock at prices ranging from $14.93 to $21.00 per share were outstanding at July 31, 2006. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and includes the dilutive effect of common shares issuable upon the exercise of outstanding options, calculated using the treasury stock method. Options to purchase 837,631 shares of common stock were not included in the computation of diluted earnings per share for the year ended July 31, 2006, because their effect would be antidilutive.

(5)	Acquisition of Assets of Harmony Foods Corporation

On May 9, 2006, Diamond completed its acquisition of certain net assets of Harmony Foods Corporation (“Harmony”) for $18 million in cash and the assumption of certain defined liabilities. The assets acquired and liabilities assumed from Harmony are herein referred to as the “Harmony- Retail Division” or “the Division.” Among the assets Diamond acquired is Harmony’s strategically located processing and packaging plant in Fishers, Indiana. This plant has capacity to produce products such as trail mixes, specialty dried fruits, nuts and seeds, sweet/salty snacks and organic snacks, which are available in multiple packaging options including resealable single and multiple serve bags, deli cups and self-serve produce bins. Diamond also acquired the Harmony and Homa brands, as well as $4.5 million of working capital. Additionally, as part of the acquisition, the Company offered employment to approximately 100 former employees of Harmony Foods Corporation.

The Acquisition is being accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.”

The total purchase price was $19.2 million, including $1.1 million in transaction related costs, which has been preliminary allocated to the fair values of assets acquired and liabilities assumed as follows:

Accounts receivable	$2,485
Inventory	5,185
Prepaid expenses	203
Property, plant and equipment	5,640
Customers contracts and related relationships	2,400
Trademark and trade names	1,600
Goodwill	5,077
Liabilities assumed	(3,404)

Purchase Price	$19,186

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible assets

Customer contracts and relationships relate primarily to underlying customer relationships of the Division, which will be amortized on a straight-line basis over an average estimated life of 20 years. Trademarks and trade names, relate to the “Harmony” and “Homa” brand names, which will be amortized on a straight-line basis over an estimated life of 14 years.

The total weighted average amortization period of identifiable intangible assets is approximately 18 years with amortization expense of approximately $59 recognized in 2006.

Identifiable intangible asset amortization expense for each of the five succeeding years will amount to approximately $234.

Goodwill

Goodwill of $5,077 represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets acquired. As of July 31, 2006, intangible assets are as follows:

2006

Goodwill	$5,077
Intangible assets subject to amortization (net of accumulated amortization of $59)	3,941

Total	$9,018

Pro Forma — Financial Information

The following reflects the unaudited pro forma combined results of operations of the Company and Harmony — Retail Division had the acquisition taken place at the beginning of the period (in thousands, except per share data):

	2006	2005

Net sales	$502,503	$522,649
Net loss	$(397)	$(14,667)
Diluted earnings per share	$(0.03)	*

*	As a cooperative association prior to the conversion, Diamond had no shares outstanding; therefore earnings per share is not meaningful.

(6)	Notes Payable and Long-Term Obligations

The Company has an unsecured master loan agreement with CoBank that was amended, effective April 26, 2006, which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million bearing an interest rate of LIBOR plus 0.65% per annum and a long-term revolver that provides an aggregate principal amount of $20.0 million bearing an interest rate of LIBOR plus 0.7% per annum. The expiration of the long-term revolving agreement is April 1, 2011. The expiration of the revolving line of credit is April 1, 2008, and subjects the Company to financial and other covenants and contains customary events of default. The Company had no borrowings outstanding on the revolving line of credit and long-term revolver as of July 31, 2006 and 2005.

The Company has a credit agreement with another bank (amended as of August 8, 2006) that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $2.0 million letter of credit facility. The revolving line of credit expires on January 15, 2008 and bears interest at a rate of LIBOR plus 0.65% per annum. The credit agreement governing these notes subjects the Company to financial and other covenants and contains customary events of default. The Company had no amount outstanding on the revolving line

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of credit as July 31, 2006 and 2005, respectively. This Credit agreement limits the amount of dividends declared or paid to three percent of the Company’s total market capitalization in one fiscal year.

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

As of July 31, 2006, the Company was in compliance with all applicable covenants of its credit facilities.

(7)	Balance sheet items

Inventories consisted of the following:

	July 31,
	2006	2005

Raw materials and supplies	$32,484	$33,949
Work in process	16,148	30,732
Finished goods	50,545	46,589

Total	$99,177	$111,270

Accounts payable and accrued liabilities consisted of the following:

	July 31,
	2006	2005

Accounts payable	$15,819	$15,679
Accrued salaries and benefits	4,496	3,686
Accrued promotion	3,477	5,241
Accrued other	4,579	4,816

Total	$28,371	$29,422

(8)	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	July 31,
	2006	2005

Land and improvements	$1,569	$1,955
Buildings and improvements	17,451	19,421
Machinery, equipment and software	86,182	74,407
Construction in progress	5,898	6,270

Total	111,100	102,053
Less accumulated depreciation	(76,809)	(74,395)

Property, plant and equipment, net	$34,291	$27,658

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Income Taxes

Income tax expense (benefit) consisted of the following:

	Year Ended July 31,
	2006	2005	2004

Current
Federal	$688	$(1,684)	$(107)
State	(167)	(108)	(38)
Deferred	(1,531)	(6,593)	102

Total	$(1,010)	$(8,385)	$(43)

The effective tax rate in 2006 is different than the expected federal income tax rate of 35% due principally to the recognition of state income tax credits.

A reconciliation of the statutory federal income tax rate of 35% (34% for 2004) to Diamond’s effective income tax rate is as follows:

	Year Ended July 31,
	2006	2005	2004

Federal tax computed at the statutory rate	$2,214	$61,044	$60,360
Benefit for payments to members	—	(66,322)	(60,593)
Stock-based compensation	114	—	—
Change in valuation allowance	—	(19)	264
Recognition of net deferred tax assets resulting from the conversion, net of valuation allowance of $799	—	(1,912)	—
State taxes, net of federal impact	(3,503)	(746)	(76)
Other items, net	165	(430)	2

Income tax benefit	$(1,010)	$(8,385)	$(43)

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences and net operating losses which give rise to deferred tax assets and liabilities consist of the following:

	At July 31, 2006			At July 31, 2005
		Valuation			Valuation
	Gross	Allowance	Net	Gross	Allowance	Net

Deferred tax assets:
Current:
Inventories	$873	$	$873	$1,178	$	$1,178
Receivables	240		240	205		205
Accruals	2,881		2,881	1,928		1,928
Net operating loss	168		168	—		—
Other	416		416	100		100

Total current	4,578		4,578	3,411	—	3,411
Non-current:
Net operating loss	—		—	4,207		4,207
Enterprise Zone Credits	3,692		3,692	—		—
AMT Credits	67		67	—		—
Retirement benefits	4,636	(1,044)	3,592	4,512	(1,044)	3,468

Total non-current	8,395	(1,044)	7,351	8,719	(1,044)	7,675
Deferred tax liabilities:
Current:
Retirement benefits	—		—	685		685
Non-current:
Retirement benefits	2,355		2,355	2,386		2,386
Property, plant and equipment	157		157	156		156
Other	27		27	—	—	—

Total non-current	2,539		2,539	2,542	—	2,542

Total deferred income taxes	$10,434	$(1,044)	$9,390	$8,903	$(1,044)	$7,859

Composed of:
Net current deferred income taxes			$4,578			$2,726
Net long-term deferred income taxes			4,812			5,133

			$9,390			$7,859

A valuation allowance at July 31, 2006 of $1.0 million was provided for tax benefits that are not more likely than not to be recognized in the future. In the future, if tax benefits are realized related to these temporary differences, the reduction in valuation allowance will reduce income tax expense.

At July 31, 2006, the Company has net operating loss carry forwards of approximately $5.1 million for state tax purposes which will expire in 2014, if unused.

(10)	Commitments and Contingencies

On February 3, 2006, PG&E filed a complaint in San Francisco County Superior Court alleging, among other things, breach of contract as a result of the Diamond’s decision to cease operating our cogeneration facility. PG&E’s

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaint seeks payment of approximately $1.4 million from Diamond plus interest under the contract’s termination provisions as well as PG&E’s costs for the lawsuit. Diamond believes that the termination payment provision constitutes an unenforceable penalty and intends to vigorously defend itself against PG&E’s lawsuit. Diamond believes that any additional liability, in excess of amounts recorded, resulting from the eventual outcome of this matter, will not be material to the Company’s financial condition or operating results (see also Note 14).

The Company has various other legal actions in the ordinary course of business. All such matters are subject to many uncertainties that make their ultimate outcomes unpredictable. However, in the opinion of management, their resolution is not expected to have a material adverse effect on the Company’s financial condition, operating results or cash flows.

At July 31, 2006, the Company had commitments of $1.6 million to purchase new equipment.

Operating lease expense for the years ended July 31, 2006, 2005 and 2004 was $1.1 million, $0.7 million and $0.7 million, respectively

At July 31, 2006, future minimum payments under non-cancelable operating leases (primarily for real property) were as follows:

2007	$2,073
2008	2,086
2009	1,885
2010	1,889
2011	1,455
Thereafter	6,570

Total	$15,958

(11)	Segment Disclosures

The Company operates in a single segment: the processing, marketing and distributing of culinary, in-shell and ingredient/food service nuts and snack products. The geographic presentation of net sales below is based on the destination of the sale. The “Europe” category consists primarily of Germany, Spain, Italy, Netherlands and the U.K. The “Other” category consists primarily of Japan, Canada, Korea, Israel and Australia. The geographic distributions of the Company’s net sales for the years ended July 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

United States	$342,369	$322,461	$249,494
Europe	57,734	70,526	56,462
Other	77,102	69,561	53,727

Total	$477,205	$462,548	$359,683

All long-lived assets are located in the United States.

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales by channel (in thousands):

	2006	2005	2004

North American Retail	$274,879	$228,522	$187,451
International	114,781	122,514	96,312
North American Ingredient/Food Service	84,475	107,029	70,991
Other	3,070	4,483	4,929

Total	$477,205	$462,548	$359,683

(12)	Valuation Reserves and Qualifying Accounts

		Amount
	Beginning	Charged	Charged to	End of
	of Period	to Expense	Reserve	Period

Allowance for Doubtful Accounts
Year ended July 31, 2004	$776	$200	$(93)	$883
Year ended July 31, 2005	883	196	(564)	515
Year ended July 31, 2006	515	204	(121)	598
Deferred Tax Asset Valuation Allowance
Year ended July 31, 2004	—	264	—	264
Year ended July 31, 2005	264	780	—	1,044
Year ended July 31, 2006	1,044	—	—	1,044

(13)	Retirement Plans

Diamond provides retiree medical benefits and sponsors three defined benefit pension plans — a qualified plan covering all salaried employees, a qualified plan covering all regular hourly employees, and a nonqualified plan for certain salaried employees. The amounts shown for pension benefits are combined amounts for all three plans. Diamond uses an August 1 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. In 2003, Diamond amended its salaried plan regarding normal retirement age, the nature of the annuity benefit and certain other provisions. The plan amendments, which were effective August 1, 2003, were recognized in benefit obligations as of July 31, 2003, and decreased pension cost by approximately $4.0 million. Any employee who joined the Company after January 15, 1999 is not entitled to retiree medical benefits.

Obligations and Funded Status at July 31:

	Pension Benefits		Other Benefits
Change in Benefit Obligation:	2006	2005	2006	2005

Benefit obligation at beginning of year	$34,901	$30,417	$10,575	$10,038
Service cost	2,234	2,013	253	273
Interest cost	1,726	1,845	543	589
Plan participants’ contributions	—	—	287	185
Actuarial loss (gain)	(3,417)	4,426	(5,756)	103
Benefits paid	(2,863)	(3,800)	(623)	(613)

Benefit obligation at end of year	$32,581	$34,901	$5,279	$10,575

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Other Benefits
Change in Plan Assets:	2006	2005	2006	2005

Fair value of plan assets at beginning of year	$30,522	$29,099	$—	$—
Actual return on plan assets	1,386	3,733	—	—
Employer contributions	—	1,490	336	428
Plan participants’ contributions	—	—	287	185
Benefits paid	(2,863)	(3,800)	(623)	(613)

Fair value of plan assets at end of year	$29,045	$30,522	$—	$—

Funded status (under funded)	$(3,535)	$(4,379)	$(5,279)	$(10,575)
Unrecognized net actuarial loss (gain)	10,743	14,055	(4,606)	1,170
Unrecognized prior service cost (benefit)	(2,995)	(3,281)	—	—

Net amount recognized	$4,213	$6,395	$(9,885)	$(9,405)

Assets (liabilities) recognized in the consolidated balance sheets at July 31 consisted of:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Prepaid benefit cost	$5,857	$7,688	$—	$—
Accrued benefit liability	(1,644)	(1,293)	(9,885)	(9,405)

Net amount recognized	$4,213	$6,395	$(9,885)	$(9,405)

The accumulated benefit obligation for all defined benefit pension plans was $29,182 and $30,951 at July 31, 2006 and 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets at July 31:

	2006	2005

Projected benefit obligation	$2,395	$2,141
Accumulated benefit obligation	1,556	1,328

Components of net periodic benefit cost for the year ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Service cost	$2,234	$2,013	$1,688	$253	$273	$300
Interest cost	1,726	1,845	1,720	543	589	603
Expected return on plan assets	(2,300)	(2,299)	(2,190)	—	—	—
Amortization of prior service cost	(287)	(287)	(287)	—	—	—
Amortization of net loss	809	699	507	21	35	48

Net periodic benefit cost	$2,182	$1,971	$1,438	$817	$897	$951

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

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations at July 31 were as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.91%	5.25%	6.00%	6.00%	5.25%	6.00%
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the years ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.25%	6.00%	6.50%	5.25%	6.00%	6.50%
Expected long-term return on plan assets	8.00	8.00	8.00	N/A	N/A	N/A
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A

The expected long-term rate of return on plan assets is established after consultation with advisors based on the established asset allocation.

For measurement purposes, a level 5% annual rate of increase in the per capita cost of covered dental care benefits was assumed for all future years. Retirees and their beneficiaries contribute toward the cost of their medical and dental benefits. These contributions were assumed to increase at the same rates assumed for medical benefit increases. Increase rates for the medical plan were assumed as follows:

	2006	2005	2004

Health care cost trend rate assumed for next year	8.0%	8.5%	9.0%
Rate to which the cost trend rate assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year the rate reaches ultimate trend rate	2013	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates (medical and vision) would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost	$149	$(118)
Effect on postretirement benefit obligation	786	(645)

Plan Assets

The Company’s pension plan weighted-average asset allocations at July 31 were as follows:

	2006	2005	2004

Asset category:
Equity securities	78.5%	75.0%	74.7%
Debt securities	20.7	25.0	25.3
Cash and equivalents	0.8	0.0	0.0

Total	100.0%	100.0%	100.0%

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension obligations and expenses are most sensitive to the expected return on pension plan assets and discount rate assumptions. Other post retirement benefit obligations and expenses are most sensitive to discount rate assumptions and health care cost trend rate. Diamond determines the expected return on pension plan assets based on an expectation of the average annual returns over an extended period of time. This expectation is based, in part, on the actual returns achieved by the Company’s pension plan in prior periods. The Company also considers the weighted average historical rate of returns on securities with similar characteristics to those in which the Company’s pension assets are invested.

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

Cash Flows

Estimated future benefit payments, which reflect expected future service, as appropriate, expected to be paid are as follows:

	Pension	Other
	Benefits	Benefits

2007	$1,145	$240
2008	1,270	234
2009	2,156	266
2010	1,300	273
2011	2,549	306
2012 — 2016	12,271	1,750

Medicare Modernization Act

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law in December 2003. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. The Company’s health and welfare providers applied for and received the subsidy. The benefit of the subsidy was reflected in the Company’s health and welfare premiums effective January 1, 2006. Accordingly, the effects of the Act, which were not significant, were recognized for the year ended July 31, 2006.

Defined Contribution Plan

The Company also recognized defined contribution plan expenses of $368, $301 and $324 for the years ended July 31, 2006, 2005, and 2004, respectively.

Termination of Defined Benefit Plan

On July 25, 2006, the Company determined it will terminate the qualified defined benefit pension plan covering all salaried employees. The termination process is expected to be completed during the fiscal year ending July 31, 2007. At July 31, 2006, the terminal funding liability is not known. Based on amounts recorded in the Company’s financial statements as of July 31, 2006, termination of the plan will likely result in a non-cash settlement charge of approximately $3 million in fiscal year 2007.

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Other Operating Expenses

Other operating expenses include restructuring costs of approximately $1 million, principally related to the closure of Diamond’s Lemont facility and consolidation of operations in its Fishers facility. On May 9th, 2006, Diamond announced the closing of its Lemont, Illinois facility, which primarily packages in-shell nuts and processes and packs certain other culinary and snack products, and plan to shift these activities to the Harmony facility. As a result of closing the Lemont facility, Diamond eliminated approximately 20 positions and recorded expenses of approximately $500 related to employee severance and benefit costs, and $500 of other costs.

Also included in other operating expenses are the estimated costs of $1.4 million of terminating two contracts, one with PG&E associated with Diamond’s cogeneration plant and one associated with a former distributor for Germany; and professional service fees of $1.0 million related to the identification of California Enterprise Zone tax credits for years prior to 2006.

(15)	Subsequent Event

In September 2006, Diamond completed the sale of its Lemont facility to a third party for $3.2 million and recognized a pre-tax gain of approximately $1 million.

(16)	Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended July 31, 2006
Net sales and other revenues	$178,060	$124,157	$67,798	$107,190
Gross margin	22,811	18,570	8,428	15,587
Operating expenses	15,784	13,291	13,567	15,823
Net income (loss)	4,074	3,077	(3,175)	3,360
Diluted earnings per share	0.26	0.20	(0.20)	0.21
Diluted shares (in thousands)	15,634	15,587	15,668	15,722
Year ended July 31, 2005
Net sales and other revenues	$172,758	$112,488	$79,633	$97,669
Proceeds before operating expenses	209,225	12,929	8,736	6,020
Operating expenses	17,639	14,661	11,303	11,738
Net proceeds (loss)	191,293	(2,252)	(3,232)	(3,013)
Year ended July 31, 2004
Net sales and other revenues	$142,236	$90,832	$56,425	$70,190
Proceeds before operating expenses	189,962	16,123	8,689	9,019
Operating expenses	10,550	14,236	9,793	8,263
Net proceeds (loss)	176,630	1,137	(341)	165

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The annual report of our management on internal control over financial reporting and the report of Deloitte and Touche LLP, our independent registered public accounting firm, regarding our internal control over financial reporting is provided in Item 8 of this report.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended July 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to disclosure under the subheadings “Proposal No. 1 — Election of Directors — Directors/Nominees,” “Executive Compensation — Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Directors Matters” of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on January 16, 2007 (the “2007 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to disclosure under the headings “Executive Compensation” and “Corporate Governance and Board of Directors Matters” in the 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to disclosure under the subheadings “Executive Compensation — Equity Compensation Plan Information” and “Stock Ownership of Principal Stockholders and Management” in the 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the subheadings “Certain Relationships and Related Party Transactions” section of the 2007 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” section of the 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements.

(a) Report of Independent Registered Public Accounting Firm

(b) Consolidated Balance Sheets at July 31, 2006 and 2005

(c) Consolidated Statement of Operations (2006)/ Net Proceeds (2005 and 2004)

(d) Consolidated Statements of Stockholders’/Members’ Equity for the years ended July 31, 2006, 2005 and 2004

(e) Consolidated Statements of Cash Flows for the years ended July 31, 2006, 2005 and 2004

(f) Notes to the Consolidated Financial Statements

2. Financial Statement Schedules.

All schedules are omitted because the required information is included with the Consolidated Financial Statements.

3. Exhibits.

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

			Filed with	Incorporated by Reference
Number		Exhibit Title	This 10-K	Form	File No.	Date Filed

2.01		Form of Amended and Restated Agreement and Plan of Conversion		Form S-1	333-123576	July 18, 2005
3.01		Certificate of Incorporation, as amended		Form S-1	333-123576	July 15, 2005
3.02		Restated Bylaws.		Form S-1	333-123576	March 25, 2005
4.01		Form of Certificate for common stock		Form S-1	333-123576	July 18, 2005
10.01		Form of Indemnity Agreement between Registrant and each of its directors and executive officers		Form S-1	333-123576	March 25, 2005
10	.02*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement		Form S-1	333-123576	March 25, 2005
10	.03*	2005 Employee Stock Purchase Plan and form of subscription agreement		Form S-1	333-123576	March 25, 2005
10	.04*	Diamond Walnut Growers, Inc. 401(k) Plan		Form S-1	333-123576	March 25, 2005
10	.05*	Diamond Foods, Inc. Annual Bonus Program		Form 8-K	000-51439	October 25, 2005
10	.06*	Diamond Walnut Growers, Inc. Retirement Restoration Plan		Form S-1	333-123576	March 25, 2005

			Filed with	Incorporated by Reference
Number		Exhibit Title	This 10-K	Form	File No.	Date Filed

10	.07*	Diamond of California Management Pension Plan		Form S-1	333-123576	March 25, 2005
10.08		Diamond Walnut Growers, Inc. Pension Plan, as restated		Form S-1	333-123576	March 25, 2005
10	.09*	Employment Agreement, dated March 25, 1997, between Registrant and Michael J. Mendes		Form S-1	333-123576	March 25, 2005
10	.10*	Description of Compensation Arrangement for Gary K. Ford		Form S-1	333-123576	March 25, 2005
10	.11*	Offer Letter, dated October 11, 2004, for Seth Halio		Form S-1	333-123576	March 25, 2005
10	.12*	Description of Compensation Arrangement for Samuel J. Keiper		Form S-1	333-123576	March 25, 2005
10	.13*	Description of Director Compensation Arrangements		Form S-1	333-123576	March 25, 2005
10.14		Preferred Securities Purchase Agreement and accompanying agreements, dated August 20, 1998, between Registrant, DW Capital Trust I and The Prudential Insurance Company of America, as amended		Form S-1	333-123576	March 25, 2005
10.15		Note Purchase Agreement, dated July 17, 2001, between Registrant, Teachers Insurance and Annuity Association of America and Connecticut General Life Insurance Company, as amended		Form S-1	333-123576	March 25, 2005
10.16		Intercreditor Agreement, dated September 11, 2002, between Bank of the West and CoBank, ACB		Form S-1	333-123576	March 25, 2005
10.17		Master Loan Agreement, dated February 23, 2004, between Registrant and CoBank, ACB, as amended		Form S-1	333-123576	March 25, 2005
10.18		Credit Agreement, dated December 2, 2004, between Registrant and Bank of the West		Form S-1	333-123576	March 25, 2005
10.19		Form of Walnut Purchase Agreement.		Form S-1	333-123576	May 3, 2005
10.20		Trademark Agreement, dated July 1, 2002, between Registrant and Blue Diamond Growers		Form S-1	333-123576	March 25, 2005
10.21		Rights Agreement, dated as of April 29, 2005, by and between Registrant and EquiServe Trust Company, N.A.		Form S-1	333-123576	May 3, 2005
10.22		Second Amendment to Note Purchase Agreement, dated April 8, 2005, between Registrant, Teachers Insurance and Annuity Association of America and Pru & Co.		Form S-1	333-123576	May 3, 2005
10.23		Consent of Bank of the West, dated March 17, 2005, relating to Credit Agreement, dated December 2, 2004, between Registrant and Bank of the West		Form S-1	333-123576	May 3, 2005

		Filed with	Incorporated by Reference
Number	Exhibit Title	This 10-K	Form	File No.	Date Filed

10.24	Form of Change of Control and Retention Agreement between Registrant and each of its executive officers		Form S-1	333-123576	May 3, 2005
10.25	Waiver regarding 7.20% Cumulative Recourse Offered Preferred Securities, dated as of June 1, 2005, by Wilmington Trust Co., as Property Trustee and Delaware Trustee of the DW Capital Trust I, The Prudential Insurance Company of America and Diamond Walnut Growers, Inc.		Form S-1	333-123576	July 15, 2005
10.26	Amendment of Credit Agreement dated December 2,2004 between Registrant and Bank of the West		Form 8-K	000-51439	September 8, 2006
10.27	Amendment to Diamond Foods, Inc. Pension Plan		Form 8-K	000-51439	September 20, 2006
21.01	List of Subsidiaries		Form S-1	333-123576	March 25, 2005
23.01	Consent of Independent Registered Public Accounting Firm	X
31.01	Certification of Chief Executive Officer	X
31.02	Certification of Chief Financial Officer	X
32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

*	Indicates management contract or compensatory plan or arrangement

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

DIAMOND FOODS, INC.

By:	/s/Seth Halio
Seth Halio
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature Date

/s/ Michael J. Mendes Michael J. Mendes	President and Chief Executive Officer and Director (principal executive officer)	October 12, 2006

/s/ Seth Halio Seth Halio	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	October 12, 2006

/s/ Laurence M. Baer Laurence M. Baer	Director	October 12, 2006

/s/ John J. Gilbert John J. Gilbert	Director	October 12, 2006

/s/ Robert M. Lea Robert M. Lea	Director	October 12, 2006

/s/ Dennis Mussell Dennis Mussell	Director	October 12, 2006

/s/ Steven M. Neil Steven M. Neil	Director	October 12, 2006

/s/ Joseph P. Silveira Joseph P. Silveira	Director	October 12, 2006

/s/ Glen C. Warren, Jr. Glen C. Warren, Jr.	Director	October 12, 2006

/s/ Robert J. Zollars Robert J. Zollars	Director	October 12, 2006

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

23.01	Consent of Independent Registered Public Accounting Firm
31.01	Certification of Chief Executive Officer
31.02	Certification of Chief Financial Officer
32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer