Form 10-K/A
period 2006-07-31
Diamond Foods Inc
filed 2006-12-06
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☐
     Number of shares of common stock outstanding as of August 31, 2006: 15,737,194

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on October 13, 2006, and is being filed solely to amend Part III, Item 10 through 14 to include certain information otherwise found in Registrant’s definitive Proxy Statement. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of Registrant’s definitive Proxy Statement into Part III of the Annual Report is hereby amended to delete that reference.
Except as otherwise stated herein, no other information contained in the Annual Report on Form 10-K is amended by this Amendment No. 1 on Form 10-K/A.

PART III
Item 10. Directors and Executive Officers of the Registrant
Identification of Directors
The following information regarding our directors is as of July 31, 2006.
     The three directors listed below are Class I members of the board. Their terms expire at the 2009 annual meeting of stockholders.

			Director
Name of Director	Age	Principal Occupation	Since
Joseph P. Silveira	59	President of Farmland Management Services, Inc.	2005
Laurence M. Baer	49	Executive Vice President and Chief Operating Officer, San Francisco Giants	2005
Michael J. Mendes	43	President and Chief Executive Officer of Diamond Foods, Inc.	2005
     Joseph P. Silveira served as a member of board of directors of our predecessor company, Diamond Walnut Growers, from June 2002 to July 2005. Since 1994, Mr. Silveira has served as President of Farmland Management Services, Inc., directing property acquisitions, operations, leases and sales. He holds a B.S. from California Polytechnic State University, San Luis Obispo.
     Laurence M. Baer has served as Executive Vice President of the San Francisco Giants Baseball Club since 1992 and as its Chief Operating Officer since 1996. From 1990 until 1992, he served as Assistant to the Chairman of CBS, Inc., a media and entertainment corporation. Mr. Baer holds a B.A. from the University of California, Berkeley, and an M.B.A. from Harvard Business School.
     Michael J. Mendes has served as our President and Chief Executive Officer since 1998. From 1991 to 1994 and from 1995 to 1998, Mr. Mendes served in various sales and marketing positions at our predecessor company, Diamond Walnut Growers, including as Vice President of International Sales and Marketing. Prior to joining Diamond Walnut Growers, Mr. Mendes served as Manager of International Marketing of the Dole Food Company from 1989 to 1991. He holds a B.S. from the California Polytechnic State University, San Luis Obispo, and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles.
     The three directors listed below are Class II members of the board. Their terms expire at the 2007 annual meeting of stockholders. At the 2007 annual meeting of stockholders, the individuals listed below will be nominees for re-election.

			Director
Name of Director	Age	Principal Occupation	Since
Robert M. Lea	63	Founder and Owner, Law Offices of Robert Lea	2005
Dennis Mussell	64	Retired, former President and Chief Executive Officer of Chicken of the Sea International	2005
Glen C. Warren, Jr.	50	President, Chief Financial Officer and a director of Antero Resources Corporation	2005
     Robert M. Lea served as a member of the board of directors of our predecessor company, Diamond Walnut Growers, from 1993 to July 2005. Since November 2004, Mr. Lea has practiced law as a solo practitioner with the Law Offices of Robert Lea, which he founded. From January 2004 to November 2004, Mr. Lea served as the Managing Partner of Lea and Shepherd, a law firm. From 1984 to December 2003, he was a partner of the law firm Lea & Arruti. Mr. Lea holds a B.A. from the University of California, Davis and a J.D. from the University of California, Berkeley, School of Law (Boalt Hall).
     Dennis Mussell is the retired former President and Chief Executive Officer of Chicken of the Sea

International, a packaged seafood company, after serving from August 1997 until January 2005. Prior to holding this position, he served in various senior capacities with Van Camp Seafood Company, Inc., the predecessor corporation to Chicken of the Sea International, including most recently Chief Operating Officer. Mr. Mussell has extensive work experience in the packaged food industry. He holds a B.S. from Southwest Missouri State University.
     Glen C. Warren, Jr. has served as President, Chief Financial Officer and a director of Antero Resources Corporation, a natural gas exploration and production company, since June 2002. Prior to joining Antero Resources Corporation, he served as a Managing Director of Concert Energy Advisors, an investment banking firm to energy companies, from November 2001 to June 2002. From 1998 to March 2001, Mr. Warren served as Chief Financial Officer, Executive Vice President and a member of the Board of Directors of Pennaco Energy, Inc., a natural gas exploration and production company. From 1989 to 1998, he was an investment banker with Dillon, Read & Co., Inc., Kidder, Peabody & Co. Incorporated and Lehman Brothers Inc. Mr. Warren is a director of Venoco, Inc., an oil and gas exploration and production company. Mr. Warren holds a B.A. from the University of Mississippi, a J.D. from the University of Mississippi School of Law and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles.
     The three directors listed below are Class III members of the board. Their terms expire at the 2008 annual meeting of stockholders.

			Director
Name of Director	Age	Principal Occupation	Since
John J. Gilbert	63	Owner and President of Gilbert Orchards and Rio Oso Groves, Inc.	2005
Steven M. Neil	54	Vice President and Chief Financial Officer of The Cooper Companies, Inc.	2005
Robert J. Zollars	49	President and Chief Executive Officer of Wound Care Solutions, LLC.	2005
     John J. Gilbert is our Chairman of the board of directors. He served as the Chairman of the board of directors of our predecessor company, Diamond Walnut Growers, from 1996 to July 2005. Since 1983, Mr. Gilbert has been the owner and President of Gilbert Orchards and Rio Oso Groves, Inc., each of which is a family corporation focusing on walnuts. He holds a B.S. from California Polytechnic State University, San Luis Obispo.
     Steven M. Neil has served as Vice President and Chief Financial Officer of The Cooper Companies, Inc., a company that manufactures specialty healthcare products, since January 2005. From July 2003 to January 2005, he served as Executive Vice President, Chief Financial Officer and Secretary of Ocular Sciences, Inc., a contact lens company. From October 1997 to June 2003, he was Executive Vice President, Finance, Chief Financial Officer, Treasurer and Secretary of Sola International, a marketer of eyeglass lenses. He holds a B.A. from the University of California, Santa Barbara, and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles.
     Robert J. Zollars has served as President and Chief Executive Officer of Wound Care Solutions, LLC, a holding company that operates chronic wound care centers in partnership with hospitals in the U.S., since May 2006. From July 1999 to March 2006, Mr. Zollars was chairman of the board of directors and Chief Executive Officer of Neoforma, Inc., a provider of supply chain management solutions for the healthcare industry. From 1997 to July 1999, he served as Executive Vice President and Group President of Cardinal Health, Inc., a healthcare products and services company. Earlier in his career, while employed at Baxter International, a healthcare products and services company, Mr. Zollars served as President of a dietary products joint venture between Baxter International and Kraft General Foods. He holds a B.S. from Arizona State University and an M.B.A. from John F. Kennedy University.

Executive Officers

Name	Age	Position
Michael J. Mendes	43	President, Chief Executive Officer and Director
Gary K. Ford	52	Chief Operating Officer, Executive Vice President
Seth Halio	44	Chief Financial Officer, Executive Vice President
Samuel J. Keiper	56	Vice President, Corporate Affairs and Human Resources, and Secretary
Andrew Burke	40	Vice President, Marketing
     Michael J. Mendes has served as our President and Chief Executive Officer since 1998, and as a member of our board of directors since February 2005. From 1991 to 1994 and from 1995 to 1998, Mr. Mendes served in various sales and marketing positions at Diamond Walnut Growers, including most recently as Vice President of International Sales and Marketing. Prior to joining Diamond Walnut Growers, Mr. Mendes served as Manager of International Marketing of the Dole Food Company from 1989 to 1991. He holds a B.S. from the California Polytechnic State University, San Luis Obispo, and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles.
     Gary K. Ford has served as our Executive Vice President and Chief Operating Officer since 1998. Mr. Ford served as general manager of the in-shell nut division of Sun-Diamond Growers of California, a cooperative joint venture, from 1995 to 1998. From 1992 to 1995, Mr. Ford served as General Manager of Metz Baking Company, and from 1979 to 1992, he served in various management capacities at PepsiCo, Inc.’s Frito-Lay division. He holds a B.S. from William Carey College and an M.B.A. from Georgia College and State University.
     Seth Halio has served as our Executive Vice President and Chief Financial Officer since January 2005. From July 2002 to January 2005, Mr. Halio served in various senior financial management positions at Ocular Sciences, Inc., a contact lens manufacturer, including Corporate Controller and Director of Finance. From 1997 to April 2002, he served in various capacities with Spectra-Physics, Inc., a manufacturer of lasers, including most recently as Vice President, Finance. Earlier in his career, Mr. Halio spent over eight years with Ernst & Young LLP. Mr. Halio holds a B.S. from Bucknell University.
     Samuel J. Keiper has served as our Vice President of Corporate Affairs and Human Resources since August 2005. From 1994 until August 2005, he served as our Vice President of Grower Relations and Corporate Affairs. From 1992 to 1994, Mr. Keiper served as our Director of Member Services. He also serves as our Corporate Secretary. Prior to joining our Diamond Walnut Growers in 1987, Mr. Keiper owned and operated a diversified farming company. He holds a B.S. from the University of California, Davis.
     Andrew Burke has served as our Vice President of Marketing since June 2006. From October 2004 until June 2006, Mr. Burke served as Vice President, Marketing for Economy Wine, Spirits, Sparking and Beverages, at Ernest & Julio Gallo Winery. From March 1997 until September 2004, Mr. Burke worked at Kraft Foods, Inc. in a variety of capacities, including as a Category Business Director from September 2003 to September 2004 and a Senior Brand Manager from September 2001 until September 2003. Prior to Kraft, Mr. Burke worked at Young & Rubicam, Inc., as an Account Supervisor and Financial Analyst, and Laura Ashley, as a financial and inventory analyst. Mr. Burke holds an M.B.A from Fordham University and B.A. from Rutgers.
Identification of Audit Committee and Financial Expert
     The audit committee reviews and evaluates our financial statements, accounting practices and internal audit and control functions, selects our independent auditors and reviews the results and scope of the audit and other services provided by our independent auditors. The members of our audit committee currently are Mr. Silveira, Mr. Mussell and Mr. Neil, with Mr. Neil serving as chairman of the committee. The board of directors has determined that (i) Mr. Neil qualifies as an “audit committee financial expert” as defined by the rules of the SEC and (ii) that all of the members of the audit committee are independent under applicable NASDAQ listing standards. The audit committee met four times during fiscal 2006

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16 of the Securities Exchange Act requires our directors and officers, and persons who own shares representing more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. The Securities and Exchange Commission regulations also require these persons to furnish us with a copy of all Section 16(a) forms they file. Based solely on our review of the copies of the forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during the 2006 fiscal year.
Code of Conduct and Ethics
     We are committed to maintaining high standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a code of conduct and ethics for directors, officers (including our chief executive officer and our senior financial officers) and employees, known as the Diamond Code of Conduct. Our certificate of incorporation, bylaws, board committee charters and Diamond Code of Conduct form the framework for Diamond’s corporate governance. The Diamond Code of Conduct and the charters of our Audit Committee, Compensation Committee and Nominating Committee are available through the investor relations page at our web site: http://www.diamondfoods.com. We will post on this web site any amendments to the Diamond Code of Conduct or waivers of the Diamond Code of Conduct for directors and executive officers.
Item 11. Executive Compensation
Director Compensation
     Cash Retainer and Meeting Fees. Our non-employee directors receive annual retainer and meeting fees. The annual retainer is $18,000 and meeting fees are $2,000 for each board meeting attended. In addition, the chairman of the board of directors and the chairman of the audit committee each receive an additional annual retainer of $5,000, while the compensation committee chair and nominating and governance committee chair each receive an additional annual retainer of $2,500. Committee members receive a meeting fees of $500 for each board committee meeting attended. All of our directors are reimbursed for their reasonable expenses in attending board and board committee meetings.
     Option Grants. Under our 2005 Equity Incentive Plan, each non-employee director receives an automatic grant of an option to purchase 10,000 shares of our common stock upon first joining the board of directors. The option will have an exercise price equal to the fair market value on the date of grant. Non-employee directors who were members of the board on the date of our initial public offering on July 20, 2005, received their initial, automatic grant on such date, with an exercise price equal to our initial public offering price of $17.00 per share.
     Our 2005 Equity Incentive Plan also provides that each non-employee director will receive an automatic grant of an option to purchase 10,000 shares of our common stock on each anniversary of the date of grant of the initial option. Accordingly, on July 20, 2006, each non-employee director received this automatic grant with an exercise price equal to $15.01 per share, which was the closing price of our stock on such date. These automatic option grants have ten-year terms and will terminate six months following the date the director ceases to be one of our directors or consultants or 12 months following that date, if the termination is due to death or disability. Each automatic grant of options vests and becomes exercisable on the one-year anniversary of the date of grant, provided the director remains in continuous service as a director through that date. In addition, each option award will become fully vested and exercisable if we are acquired prior to or at the time of the director’s termination of service.
     Restricted Stock Grants. Upon their initial appointment or election to our board of directors, each non-employee director receives an automatic grant of restricted stock under our 2005 Equity Incentive Plan. The number of shares is equal to $120,000 divided by the closing price of our stock on the date of grant. Each such automatic stock grant is restricted, meaning that we retain the right to repurchase the shares for the nominal purchase price until they are vested. The restricted shares vest in three equal annual installments, commencing with the first anniversary of the date of grant, provided the director remains in continuous service as a director through that date. Prior to vesting, the director is entitled to vote and receive dividends with respect to such shares, but not to transfer them. Each award will become fully vested if we are acquired prior to or at the time of the director’s termination of service.

Executive Compensation
Summary Compensation Table
     The following table presents information about the compensation for the 2006 fiscal year awarded to, earned by or paid to our Chief Executive Officer and our four executive officers serving in that capacity as of July 31, 2006. We also provide benefits to our executive officers that are generally available to all of our employees.
Summary Compensation Table

						Long-Term
	Annual Compensation					Compensation
				Other			Securities	Long Term
				Annual		Restricted	Underlying	Incentive	All Other
	Fiscal	Salary	Bonus	Compensation		Stock Value	Options	Program	Compensation
Name and Principal Position	Year	($)	($)	($)		($)(1)	(#)	($)	($)
Michael Mendes	2006	475,691	450,000	91,629	(2)	443,121	288,288 (3)	—	152,005	(4)
President and	2005	428,846	400,000	52,004	(5)	4,306,661	253,333	160,000	—
Chief Executive Officer	2004	400,000	400,000	27,918	(6)	—	—	100,000	255,577	(7)
Gary Ford	2006	247,743	175,000	40,598	(8)	125,307	17,915	—	—
Executive Vice President,	2005	219,894	150,396	40,512	(9)	1,615,000	95,000	44,133	—
Chief Operating Officer	2004	200,605	127,226	16,956		—	—	25,076	30,896	(10)
Seth Halio	2006	237,692	168,000	39,233	(11)	114,534	16,349	—	—
Executive Vice President,	2005	117,923	—	20,942	(12)	1,399,661	95,000	—	—
Chief Financial Officer	2004	—	—	—		—	—	—	—
Sam Keiper	2006	172,848	87,500	35,617	(13)	54,432	7,790	—	—
Vice President, Corporate	2005	147,026	58,810	35,289	(14)	538,339	31,667	14,703	—
Affairs and Human Resources	2004	141,371	57,225	13,603		—	—	8,826	—
Andrew Burke	2006	26,538	40,000	—		223,950	—	—	—
Vice President,	2005	—	—	—		—	—	—	—
Marketing(15)	2004	—	—	—		—	—	—	—

(1)	As of July 31, 3006, the named executive officers held shares awarded as restricted stock as follows: Mr. Mendes — 274,434 shares; Mr. Ford — 86,617 shares, Mr. Halio — 75,337 shares; Mr. Keiper — 29,359; and Mr. Burke — 15,000. The value of restricted stock reported in this column is calculated using the closing price of our common stock on the date of grant. On July 31, 2006, the closing price of our common stock was $15.36. Based on this price, the values of the aggregated shares awarded as restricted stock held by the named executive officers were: Mr. Mendes — $4,215,306; Mr. Ford — $1,330,437; Mr. Halio — $1,157,176; Mr. Keiper — $450,954; and Mr. Burke — $230,400. If we declare dividends on our common stock, such dividends will be paid on the restricted stock disclosed above. All restricted stock in this table vest in three, equal, annual installments on each anniversary of the date of grant.

(2)	Includes $39,078 in financial planning and tax preparation services, $3,492 in amounts reimbursed for taxes and $30,364 in temporary living expenses.

(3)	Includes an option to purchase 225,000 shares of common stock granted in consideration of termination of Mr. Mendes’s Long Term Incentive Compensation Program (“LTIC”). From 2001 until October 2005. Mr. Mendes was the beneficiary of an LTIC, pursuant to which we agreed to provide Mr. Mendes with annual cash benefits over a ten year period, with payments to begin as early as Mr. Mendes’ 50th birthday, under certain circumstances. To better align Mr. Mendes’ interests with those of our stockholders, on October 25, 2005, the Board approved terminating the LTIC and granted Mr. Mendes an option to purchase 225,000 shares of common stock. The option was granted under our 2005 Equity Incentive Plan and vests over five years, with options to purchase 20% of the shares vesting on October 25, 2006, and the remainder vesting on a pro rata basis on each quarterly anniversary thereafter over the next four years. The option has an exercise price of $17.07 per share.

(4)	Represents relocation costs.

(5)	Includes $25,250 in financial planning and tax preparation services.

(6)	Includes $8,086 in health insurance cost contribution and $7,326 in medical expense reimbursements.

(7)	Represents $197,939 in relocation costs and $57,638 in unused vacation time disbursements.

(8)	Includes $12,588 for financial planning and tax preparation services and $4,397 in amounts reimbursed for taxes.

(9)	Includes $17,114 in financial planning and tax preparation services.

(10)	Represents $30,896 in unused vacation time disbursements.

(11)	Includes $10,046 for personal use of company automobile and $8,794 in amounts reimbursed for taxes.

(12)	Includes $17,000 in financial planning and tax preparation services.

(13)	Includes $12,588 in financial planning and tax preparation services and $9,009 in health insurance cost contribution and $4,397 in amounts reimbursed for taxes.

(14)	Includes $17,114 in financial planning and tax preparation services.

(15)	Mr. Burke commenced employment with us in June 2006, and as a result, the information contained in this table represents compensation information with respect to the partial fiscal year during which he was an employee.
Option Grants in the 2006 Fiscal Year
     The following table contains information concerning the stock option grants made to each of the named executive officers in the 2006 fiscal year. We granted all of these options under our 2005 Equity Incentive Plan at exercise prices equal to the fair market value of our common stock on the grant date. All options have ten-year terms and will terminate three months following the date the named executive officer ceases to be an employee or consultant or 12 months following that date, if the termination is due to death or disability.
     In accordance with Securities and Exchange Commission rules, the grant date value is determined using the Black-Scholes Model. The Black-Scholes Model is a complicated mathematical formula widely used to value exchange-traded options. Stock options granted by Diamond Foods are long-term, non-transferable, and subject to vesting restrictions, while exchange-traded options are short-term and can be exercised or sold immediately in a liquid market. The Black-Scholes Model relies on several key assumptions to estimate the value of options, including the volatility of, and dividend yield on, the security underlying the option, the risk-free rate of return on the date of grant, and the estimated time period until exercise of the option.
Option Grants in the 2006 Fiscal Year

	Individual Grants
			Percent of
			Total
			Options
	Number of		Granted to
	Securities		Employees	Exercise		Grant Date
	Underlying		in	Price		Present
	Options		Fiscal 2006	per Share	Expiration	Value
Name	Granted		(%)(1)	($)	Date	($)(2)
Michael Mendes	225,000	(3)	39.0	17.07	10/25/2015	1,324,283
	63,288	(4)	11.0	21.00	1/10/2016	445,934
Gary Ford	17,915	(4)	3.1	21.00	1/10/2016	126,231
Seth Halio	16,349	(4)	2.8	21.00	1/10/2016	115,197
Sam Keiper	7,790	(4)	1.4	21.00	1/10/2016	54,889
Andrew Burke	15,000	(4)	2.6	14.93	6/19/2016	76,493

(1)	Diamond granted options to purchase 577,713 shares of common stock to all of our employees during the 2006 fiscal year.

(2)	In calculating the grant date values set forth in the table, expected stock price volatilities are estimated based on a combination of volatilities of comparable companies and the historical volatility of our stock price during the six-month period following our initial public offering. The expected terms of options granted are based on the average of the contractual period of the option and the duration of the vesting period, adjusted by the rate at which the options vest. The risk-free rates are based on U.S. Treasury yields in effect at the time of grant for 10-year notes that have comparable terms as the option grants. For purposes of this valuation model, dividend yields are based on the annualized historical rate. The following assumptions are used in the table:

	Risk-Free
	Rate of		Dividend	Expiration
Grant Date	Return	Volatility	Yield	Term
10/25/2005 (options with 10/25/2015 expiration date)	4.500	27.500	0.703	6.35
01/10/2006 (options with 1/10/2016 expiration date)	4.450	27.500	0.571	5.87
06/19/2006 (options with 6/19/2016 expiration date)	5.100	27.500	0.760	5.87

(3)	From 2001 until October 2005, Mr. Mendes was the beneficiary of a Long Term Incentive Compensation program (“LTIC”), pursuant to which we agreed to provide Mr. Mendes with annual cash benefits over a ten year period, with payments to begin as early as Mr. Mendes’ 50th birthday, under certain circumstances. To better align Mr. Mendes’ interests with those of our stockholders, on October 25, 2005, the Board approved terminating the LTIC and granted Mr. Mendes an option to purchase 225,000 shares of our common stock. The option vests over five years, with options to purchase 20% of the shares vesting on October 25, 2006, and the remainder vesting on a pro rata basis on each quarterly anniversary thereafter over the next four years.

(4)	One third of the shares subject to these options vests on the first anniversary of the date of grant. The balance will vest in equal installments at the end of each quarter after such first anniversary, such that the options become fully vested three years after the date of grant.
Aggregated Option Exercises in the 2006 Fiscal Year and Fiscal Year-End Option Values
     The following table presents information concerning option exercises during the 2006 fiscal year and unexercised in-the-money options held as of July 31, 2006 by the named executive officers.
Aggregate Option Exercises in Fiscal 2006 and Fiscal Year-End Values

			Number of
			Securities Underlying		Value of Unexercised
	Shares	Value	Unexercised Options		In-the-Money Options
	Acquired on	Realized	at Year-End (#)		at Fiscal Year-End ($)(1)
Name	Exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael Mendes	—	—	84,445	457,176	—	—
Gary Ford	—	—	31,667	81,248	—	—
Seth Halio	—	—	31,667	79,682	—	—
Sam Keiper	—	—	10,556	28,901	—	—
Andrew Burke	—	—	—	15,000	—	6,450

(1)	Except with respect to Mr. Burke, all of the options in the table above have exercise prices higher than the fair market value of our common stock on July 31, 2006, which was $15.36. Mr. Burke’s options have an exercise price of $14.93 per share, which was the fair market value of our common stock on the date of grant.
Employment Contracts, Termination of Employment and Change-in-Control Arrangements
     Termination and severance payments upon a change of control. We have entered into change-of-control agreements with our executive officers. Under these agreements, if we sell all or substantially all of our assets, complete a merger after which our stockholders before the merger do not own more than 50% of the surviving or successor entity’s outstanding voting securities after the merger, or any person or entity acquires 50% or more of our outstanding voting securities, and then after such change of control the successor entity terminates the executive officer without cause (as defined below) or the executive officer terminates his employment for good reason (as defined below), then the vesting of the executive officer’s restricted stock and stock options will accelerate and the executive will become entitled to receive severance payments equal to a multiple of his current year salary and maximum bonus. The multiple is three times for Mr. Mendes, Mr. Ford and Mr. Keiper two times for Mr. Halio and one time for Mr. Burke. In addition, if an executive officers elects to continue medical and/or dental coverage after termination, he will receive a monthly payment equal to the premium(s) for the coverage elected for himself and his dependents.
     Under these agreements, the term “cause” means termination of employment due to the officer’s willful and continued failure to perform his or her duties to the company or its successor after we (or our successor or the surviving entity) deliver a written demand for substantial performance to the officer provided that this demand specifically identifies how we (or our successor or the surviving entity) believe that the officer has not substantially performed his or her or her duties, or the officer’s conviction of or plea of guilty or nolo contendere to felony criminal conduct.
     Under these agreements, the term “good reason” means in each case without the officer’s consent or waiver: a material diminution of the officer’s duties or authority with Diamond, or the assignment of duties and responsibilities inconsistent with his or her status at Diamond, as of the date of the change of control; a reduction in base salary or material reduction in benefits as of the date of the change in control without the express written consent of the officer; any breach by us of any of our material obligations under our agreements with the officer; or a reassignment that requires the officer to move his or her principal work location more than 50 miles.
     Employment Agreements. In the ordinary course of our business we enter into offer letter agreements with our employees, including executive officers. Our executive officers are generally terminable at will at any time, by either the executive officer or us. Each offer letter agreement provides for annual base salary and bonus. With respect to Mr. Mendes, if we terminate his employment without cause, he is entitled to continuation of his salary and health, dental and vision insurance benefits for up to 12 months, and we have agreed to provide him with up to $10,000 in outplacement services.
Pension Plans
     The following table shows the estimated annual benefits payable upon retirement from active service at age 65, to employees in the United States under our Diamond Foods, Inc. Pension Plan, if taken during the plan year from August 1, 2005 through July 31, 2006. In September 2006, we announced our intention to terminate this pension plan. All pension benefits ceased accruing on November 17, 2006, and the plan will terminate effective December 1, 2006. We expect that all pension plan liabilities will be settled after receipt of all necessary approvals from the Pension Benefit Guaranty Corporation and the IRS, which we expect to receive in the first half of calendar 2007.
Estimated Annual Retirement Benefits(1)

Highest Five-Year	Years of Service
Average Compensation(2)	5	10	15	20	25	30	35	40
$ 150,000	$13,481	$26,962	$40,444	$53,925	$67,406	$80,887	$94,369	$107,850
250,000	17,946	35,892	53,839	71,785	89,731	107,677	125,624	143,570
350,000	17,946	35,892	53,839	71,785	89,731	107,677	125,624	143,570
450,000	17,946	35,892	53,839	71,785	89,731	107,677	125,624	143,570
550,000	17,946	35,892	53,839	71,785	89,731	107,677	125,624	143,570

(1)	We also maintain the Diamond Walnut Growers Retirement Restoration Plan in which Mr. Mendes is the sole participant. This supplemental plan provides benefits that are additional to the benefits under the Diamond

Foods, Inc. Pension Plan. Benefits under this plan are calculated as a single life annuity with a guaranteed 10-year term. Normal retirement age is 60. Assuming the applicable average compensation to be $830,000, Mr. Mendes would receive a benefit from this supplemental plan estimated as follows: (15 years) $323,632; (20 years) $330,148; (25 years) $341,890; (30 years) $409,874.

(2)	No more than $210,000 for the plan year from August 1, 2005 to July 31, 2006 (as adjusted from time to time by the Internal Revenue Service) of cash compensation may be taken into account in calculating benefits payable under the Diamond Foods, Inc. Pension Plan.
     The average compensation under the pension plans for each of the named executive officers is the average of the five highest consecutive years’ compensation paid in the ten years preceding retirement. Covered compensation for the Diamond Foods, Inc. Pension Plan is generally limited to base salary, which corresponds to amounts shown in the “Salary” column of the Summary Compensation Table, but for the Restoration Plan it also includes bonuses. Also, if retirement were to occur during the period 2006 through 2013, then covered compensation for the Diamond Foods, Inc. Pension Plan will include bonuses paid prior to August 2003. The Diamond Foods, Inc. Pension Plan also provides an alternate formula that could in some circumstances provide some individuals with a higher benefit than that shown in the table above for a given level of compensation. The application of this formula is limited to persons with service prior to August 1, 2003. Named executive officers included in the Summary Compensation Table have currently been credited with the following years of service: Mr. Mendes, 14 years; Mr. Ford, 11 years; Mr. Halio, 2 years; and Mr. Keiper, 20 years.
     Retirement benefits in the table shown above are payable at normal retirement age (the later of age 65 or attainment of five years of service) in the form of a single life annuity (other optional forms of payment are available). The benefits listed in the table above are not subject to reduction for Social Security.
Compensation Committee Interlocks and Insider Participation
     No member of our compensation committee was at any time during fiscal 2006, or at any other time, an officer or employee of Diamond. No executive officer of Diamond currently serves as a member of the board of directors or compensation committee of any entity that has one or more executive officer serving as a member of our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
     The following table sets forth information as of July 31, 2006 regarding equity awards under our 2005 Equity Incentive Plan and 2005 Employee Stock Purchase Plan:
Equity Compensation Plan Information Table

	(a)	(b)	(c)
			Number of Securities
			Available for
	Number of Securities		Future Issuance
	to be Issued	Weighted Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plans approved by security holders	1,648,459	$17.43	942,143	(1)
Equity compensation plans not approved by security holders	0	—	—
Total	1,648,459	$17.43	942,143	(1)

(1)	Of these shares, 499,000 shares remain available for purchase under our 2005 Employee Stock Purchase Plan and 443,143 shares remain available for purchase under our 2005 Equity Incentive Plan. All of the shares available for grant under the 2005 Equity Incentive Plan may be issued in the form of stock options, restricted stock, stock bonuses, stock appreciation rights or restricted stock units. Under the terms of our 2005 Equity Incentive Plan, on the first business day of each of the fiscal years 2006 through 2014, the aggregate number of shares reserved and available for grant and issuance pursuant to the plan is automatically increased by a number of shares equal to 2% of the total outstanding shares as of the immediately preceding July 31, or a lesser number of shares determined by our Board of Directors, provided that no more than 25,000,000 shares may be issued pursuant to the exercise of incentive stock options. Under the terms of our 2005 Employee Stock Purchase Plan, beginning in fiscal 2007, on the first business day of each fiscal year the aggregate number of shares reserved for issuance under the plan is automatically increased by a number of shares equal to 1% of the total outstanding shares as of the last day of the immediately preceding fiscal year, or a lesser number of shares determined by our Board of Directors, provided that the aggregate number of shares issued over the term of the plan shall not exceed 4,000,000 shares
Security Ownership of Certain Beneficial Owners and Management
     The following table presents certain information regarding the beneficial ownership of our common stock as of November 21, 2006 by each of our directors, each of our named executive officers, all of our directors and executive officers as a group and each stockholder known to us owning more than 5% of our common stock.
     The percentage of beneficial ownership for the table is based on 15,737,194 shares of our common stock outstanding as of November 21, 2006. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock.
     The number of shares beneficially owned by each stockholder is determined under the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power and those shares of common stock that the stockholder has the right to acquire within 60 days through the exercise of any stock option. The “Percentage of Common Stock” column treats as outstanding all shares underlying such options held by the stockholder, but not shares underlying options held by other stockholders.

	Number of Shares of	% of
Name of Beneficial Owner	Common Stock	Common Stock(1)
Directors and Officers:
Michael J. Mendes(2)	456,884	2.9%
Gary K. Ford(3)	134,939	*
Seth Halio(4)	121,658	*
John J. Gilbert(5)(6)	85,278	*
Joseph P. Silveira(5)(7)	47,122	*
Samuel J. Keiper(8)	47,407	*
Andrew Burke	15,000	*
Robert M. Lea(5)	34,668	*
Laurence M. Baer(5)	11,225	*
Dennis Mussell(5)	11,225	*
Steven M. Neil(5)	11,225	*
Glen C. Warren, Jr.(5)	21,225	*
Robert J. Zollars(5)	11,225	*
All 12 current directors and executive officers as a group(2) — (8)	1,009,081	6.3%
Other 5% Stockholders:
Prides Capital Partners, L.L.C.(9)	1,242,704	7.9%
Massachusetts Financial Services Company(10)	885,532	5.6%

*	Less than one percent.

(1)	Percentage of shares beneficially owned is based on 15,737,194 shares of common stock outstanding as of November 21, 2006.

(2)	Pursuant to Rule 13d-3(d)(1) of the Exchange Act, includes 171,651 shares subject to stock options exercisable in the next 60 days.

(3)	Pursuant to Rule 13d-3(d)(1) of the Exchange Act, includes 45,555 shares subject to stock options exercisable in the next 60 days.

(4)	Pursuant to Rule 13d-3(d)(1) of the Exchange Act, includes 45,033 shares subject to stock options exercisable in the next 60 days.

(5)	Pursuant to Rule 13d-3(d)(1) of the Exchange Act, includes 4,167 shares subject to stock options exercisable in the next 60 days.

(6)	Includes 42,833 shares in the name of Gilbert Orchards and 20,076 shares in the name of Rio Oso Groves, Inc. Mr. Gilbert is an owner and executive officer of Rio Oso Groves, Inc. and Gilbert Orchards. Mr. Gilbert has sole voting and dispositive control over the shares owned by Rio Oso Groves, Inc. Mr. Gilbert and William H. Gilbert have shared voting and dispositive control over the shares owned by Gilbert Orchards. Also includes 11,144 shares in the name of The John and Sandra Gilbert Trust DTD 3/6/2000. Mr. Gilbert is a co-trustee of the trust.

(7)	Includes 25,548 shares in the name of John Hancock Life Insurance Company, 1,047 shares in the name of John Hancock Variable Life Insurance Company, 3,561 shares in the name of Texas Municipal Plans Consortium and 2,913 shares in the name of Goose Pond Ag. Inc. Mr. Silveira provides farm management services for each of these entities. Mr. Silveira disclaims beneficial ownership of these shares. Also includes 2,828 shares owned by Mr. Silveira directly.

(8)	Pursuant to Rule 13d-3(d)(1) of the Exchange Act, includes 15,791 shares subject to stock options exercisable in the next 60 days.

(9)	We obtained this ownership information for Prides Capital Partners, L.L.C. et al. (“Prides”) from a Schedule 13D/A filed with the SEC by Prides and certain individuals who are partners in Prides, reporting ownership as of July 24, 2006. Prides and its partners share voting and dispositive power as to 1,242,704 shares. The address of Prides is 200 High Street, Suite 700, Boston, Massachusetts 02110.

(10)	We obtained this ownership information for Massachusetts Financial Services Company (“MFS”) from a Schedule 13G filed with the SEC reporting ownership as of December 31, 2005. MFS has sole voting power over 864,722 shares and has sole dispositive power over 885,532 shares. The address of MFS is 500 Boylston Street, Boston, Massachusetts, 02116.

Item 13. Certain Relationships and Related Transactions
     Any related party transactions, excluding compensation (whether cash, equity or otherwise) which is delegated to the compensation committee, involving one of our directors or executive officers, must be reviewed and approved by the audit committee or another independent body of the board of directors.
     Other than the employment and severance agreements described in “Director Compensation” and “Executive Compensation” under Item 11 of this Report and the transactions described below, since August 1, 2005 there has not been, and there currently is not proposed, any transaction or series of similar transactions to which we were or will be a party:
     • in which the amount involved exceeded or exceeds $60,000; and
     • in which any director, executive officer, holder of more than 5% of any class of our common stock or any member of their immediate family had or will have a direct or indirect material interest.
Grower Payments
     We have paid each member of our board of directors who is currently a grower from whom we purchase walnuts, or an affiliate of a such a grower, for walnut products we received from them in the ordinary course of our business. The following table shows the payments received by the directors who also sold walnuts to us in fiscal 2006 and fiscal 2007 through November 6, 2006:

	Fiscal	Grower
Name	Year	Payments
John J. Gilbert(1)	2007	$1,042,431
	2006	$1,545,658
Robert M. Lea	2007	$332,473
	2006	$405,585

(1)	Represents amounts paid to Rio Oso Groves, Inc., of which Mr. Gilbert is an owner and executive officer, and to Gilbert Orchards, a corporation of which Mr. Gilbert is an owner and executive officer.
Indemnification of Directors and Executive Officers and Limitation of Liability
     Our certificate of incorporation includes a provision that eliminates the personal liability of our directors for monetary damages resulting from breach of fiduciary duty as a directors, except for liability:
•	for any breach of the director’s duty of loyalty to our company or our stockholders;

•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•	under section 174 of the Delaware General Corporation Law regarding unlawful dividends and stock purchases; or

•	for any transaction from which the director derived an improper personal benefit.
     Our bylaws provide that we:
•	must indemnify its directors and executive officers to the fullest extent permitted by Delaware law, subject to limited exceptions;

•	may indemnify our other employees and agents to the same extent that we indemnified our directors and executive officers, unless otherwise required by law, our certificate of incorporation, bylaws or agreements; and

•	must advance expenses, as incurred, to our directors and executive officers in connection with a legal proceeding to the fullest extent permitted by Delaware law, subject to limited exceptions.
     We have entered into indemnification agreements with each of our directors and executive officers to give them additional contractual assurances regarding the scope of the indemnification provided in our certificate of incorporation and bylaws and to provide additional procedural protections. Presently, there is no pending litigation or proceeding involving any of our directors, executive officers or employees for which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification. We maintain liability insurance for our directors and officers and have obtained a rider to this coverage for securities matters.
Item 14. Principal Accounting Fees and Services
     The following table presents information regarding the fees estimated and billed by Deloitte & Touche LLP and affiliated entities (collectively, “Deloitte & Touche”) for the 2006 and 2005 fiscal years. The audit committee did not approve any of the Tax Fees itemized below in fiscal year 2005, since shortly before the end of fiscal year 2005, we were not a public company.

	For the Year Ended July 31,
Nature of Services	2006	2005
	(In thousands)
Audit Fees	$1,197	$655
Audit-Related Fees	—	—
Tax Fees	12	12
All Other Fees	—	—

Total Fees	$1,209	$667

     Audit Fees. This category includes services provided in connection with the audit of our annual, consolidated financial statements, the review of our unaudited, quarterly consolidated financial statements, and review of our periodic and current reports filed with the securities exchange commission. For fiscal 2006, Audit Fees also includes fees for Deloitte & Touche’s evaluation of the internal controls over our financial reporting and audit activities associated with an acquisition of assets. For fiscal 2005, Audit Fees includes services related to walnut crop pool closing reporting, our initial public offering, conversion from a California cooperative association to a Delaware corporation, SEC comment letters and review of and consents issued in connection with documents filed with the Securities and Exchange Commission.
     Audit-Related Fees. We did not incur any Audit-Related Fees during fiscal year 2005 or 2006.
     Tax Fees. This category consists of tax compliance, tax planning, tax return preparation and tax advice with respect to our operations in Europe.
     All Other Fees. We did not incur any Other Fees during fiscal year 2005 or 2006.
Audit Committee Pre-Approval Policies and Procedures
     Our audit committee charter provides that the audit committee will approve the fees and other significant compensation to be paid to our independent auditors, and pre-approve all audit services and all non-audit services of independent auditors permitted under applicable law. The charter also provides that the audit committee may establish other pre-approval policies and procedures for the engagement of independent auditors to render services to us, including without limitation policies that would allow the delegation of pre-approval authority to one or more members of the audit committee, provided that any pre-approval decision is reported to the audit committee at its next scheduled meeting. The audit committee and the Board of Directors has delegated pre-approval authority for up to $25,000 in expenses to the chairman of the audit committee.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.

By:	/s/ Seth Halio

Seth Halio
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.03	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.04	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002