Form 10-Q
period 2006-10-31
Diamond Foods Inc
filed 2006-12-08
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 31, 2006: 15,735,956

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
These forward-looking statements also involve many risks and uncertainties that could cause actual results to differ from our expectations in material ways. Please refer to the risks and uncertainties discussed in the section titled “Risk Factors.” You also should carefully consider other cautionary statements elsewhere in this Quarterly Report and in other documents we file from time to time with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K and other Quarterly Reports on Form 10-Q filed by us during our 2007 fiscal year. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited )

	October 31,	July 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,098	$35,614
Trade receivables, less allowance for doubtful accounts of $631 and $598 at October 31, 2006 and July 31, 2006, respectively	99,891	49,536
Inventories	206,478	99,177
Deferred income taxes	3,356	4,578
Property held for sale	—	1,728
Prepaid expenses and other current assets	8,601	7,329

Total current assets	325,424	197,962
Property, plant and equipment, net	34,957	34,291
Investment in CoBank	2,191	2,191
Deferred income taxes	4,812	4,812
Goodwill	5,174	5,077
Other intangible assets, net	3,883	3,941
Other assets	4,146	4,758

Total assets	$380,587	$253,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$58,129	$28,371
Payable to growers	169,178	81,902

Total current liabilities	227,307	110,273
Long-term obligations	20,000	20,000
Other liabilities	12,011	11,933
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized:
5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized:
100,000,000 shares; 15,737,194 and 15,737,194 shares issued and 15,735,956 and 15,737,194 shares outstanding at October 31, 2006 and July 31, 2006, respectively	16	16
Treasury stock, at cost: 1,238 shares and none held at October 31, 2006 and July 31, 2006, respectively	(21)	—
Additional paid-in capital	95,221	93,962
Accumulated other comprehensive loss	—	(36)
Retained earnings	26,053	16,884

Total stockholders’ equity	121,269	110,826

Total liabilities and stockholders’ equity	$380,587	$253,032

See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months
	Ended October 31,
	2006	2005
Net sales and other revenues	$169,512	$178,060

Cost of sales	141,572	152,479
Cost of sales — NRV amount	—	2,770

Total cost of sales	141,572	155,249
Gross margin	27,940	22,811
Operating expenses:
Selling, general and administrative (including $1,259 and $782 of stock-based compensation for 2006 and 2005)	11,533	9,190
Advertising	3,237	6,594
Restructuring and other costs, net	(664)	—
Gain on curtailment of defined benefit plan	(3,039)	—

Total operating expenses	11,067	15,784

Income from operations	16,873	7,027
Interest expense, net	281	24
Other	(30)	213

Income before income tax expense	16,622	6,790
Income tax expense	6,981	2,716

Net income	$9,641	$4,074

Earnings per share:
Basic	$0.61	$0.26
Diluted	$0.61	$0.26
Shares used to compute earnings per share:
Basic	15,737	15,556
Diluted	15,737	15,634
See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited )

	Three Months Ended October 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$9,641	$4,074
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,826	1,117
Deferred income taxes	1,222	2,716
Gain on curtailment of defined benefit plan	(3,039)	—
Stock-based compensation	1,259	782
Gain on sale of property held for sale	(1,193)	—
Gain on foreign currency	36	—
Changes in assets and liabilities:
Trade receivables	(50,355)	(56,277)
Inventories	(107,301)	(95,557)
Prepaid expenses and other current assets	1,767	(1,510)
Other assets	612	786
Accounts payable and accrued liabilities	29,960	25,889
Payable to growers	87,276	113,653
Other liabilities	78	347

Net cash used in operating activities	(28,211)	(3,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of property held for sale	2,927	—
Purchases of property, plant and equipment	(2,642)	(2,176)
Payment of additional acquisition costs	(97)	—

Net cash provided by (used in) investing activities	188	(2,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes payable, net	—	(569)
Payment to members for membership interest	—	(17,329)
Dividends paid	(472)	—
Purchase of treasury stock	(21)	—

Net cash used in financing activities	(493)	(17,898)

Net decrease in cash and cash equivalents	(28,516)	(24,054)
Cash and cash equivalents:
Beginning of period	35,614	49,035

End of period	$7,098	$24,981

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$224	$215
Income taxes	11	15
Non-cash investing activity:
Accrued capital expenditures	178	—
Non-cash financing activity:
Accrued liability exchanged for options to acquire common stock	—	640
See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarters ended October 31, 2006 and 2005
(in thousands, except share and per share information)
(1) Organization and Basis of Presentation
     Diamond Foods, Inc. (the “Company” or “Diamond”) processes, markets and distributes culinary, in-shell and ingredient/food service nuts and snack products. The Company obtains its walnuts from growers who are located in California and through July 26, 2005, were members of Diamond Walnut Growers, Inc., a cooperative association. The Company obtains its other nuts from independent suppliers. Diamond sells products to approximately 900 customers, including over 150 international customers. In general, the Company sells directly to retailers, particularly large, national grocery store and club stores, mass merchandisers, and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores.
     The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2006 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the Company’s financial condition at October 31, 2006, and the results of the Company’s operations and cash flows for the three months ended October 31, 2006 and 2005. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K. Operating results for the three months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.
     Total comprehensive income was $9,677 and $4,074 for the three months ended October 31, 2006 and 2005, respectively.
(2) Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140. SFAS No. 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. It also allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring for fiscal years beginning after September 15, 2006. The Company believes that the adoption of this standard will not have a significant impact on its financial position, results of operations or cash flows.
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.
     In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses the diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective in fiscal year 2007. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently assessing the impact of adopting SAB 108 but the Company does not expect that it will have a material effect on its financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.
(3) Stock Plan Information
     The Company uses a broad based equity incentive plan to help align employees and director incentives with stockholders’ interests, and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” Beginning with the adoption of SFAS No. 123(R) in August 2005, the fair value of all stock options granted subsequent to July 20, 2005 is recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. SFAS No. 123(R) requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period, generally three years from date of grant or award. Stock options may be granted to officers, employees and directors. As required under SFAS No.123R the Company continues to account for stock-based compensation for options granted prior to August 1, 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since those options were granted at market price, no compensation expense is recognized. As required by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, the Company has provided fair value based pro-forma disclosures in its financial statements related to these options.
     If compensation expense had been determined based upon the projected fair values at the grant dates for all awards in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s pro-forma net income, basic and diluted earnings per common share would have been as follows:

	Three Months Ended October 31,
	2006	2005
Net income, as reported	$9,641	$4,074
Total stock-based compensation recorded in the statement of operations, net of related tax effects	730	469
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(996)	(722)

Pro forma net income	$9,375	$3,821

Net income per common equivalent share:
Basic — as reported	$0.61	$0.26
Basic — pro forma	$0.60	$0.25
Diluted — as reported	$0.61	$0.26
Diluted — pro forma	$0.60	$0.24
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

	Three Months Ended October 31,
	2006	2005
Average expected life, in years	6	6
Expected volatility	30.00%	27.50%
Risk-free interest rate	4.75%	4.15%
Dividend rate	0.79%	0.71%

     The following table summarizes stock option activity during the three months ended October 31, 2006:

			Weighted
			average
	Number of	Weighted	remaining	Aggregate
	Shares	average exercise	contractual life	intrinsic value (in
	(in thousands)	price per share	(in years)	thousands)
Outstanding at July 31, 2006	1,648	$17.43
Granted	3	14.63
Exercised	—	—
Cancelled	(24)	17.63

Outstanding at October 31, 2006	1,627	17.42	8.9	$3,124

Exerciseable at October 31, 2006	474	17.04	8.8	$910
     The weighted average fair value of stock options granted during the three months ended October 31, 2006 and 2005 were $5.14 and $5.89, respectively. The fair value of options vested during the three months ended October 31, 2006 was $5.55 and no options vested in 2005.
     Changes in the Company’s nonvested stock options during the three months ended October 31, 2006 are summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Nonvested at July 31, 2006	1,307	$5.80
Granted	3	5.14
Vested	(133)	5.62
Cancelled	(24)	5.74

Nonvested at October 31, 2006	1,153	5.81

     As of October 31, 2006, there was approximately $3 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.2 years.
     Restricted Stock Awards: As of October 31, 2006, there were 524,767 shares of restricted stock outstanding. Restricted stock activity during the three months ended October 31, 2006 is summarized as follows

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Outstanding at July 31, 2006	529	$17.52
Granted	—	—
Vested	(4)	17.30
Cancelled	—	—

Outstanding at October 31, 2006	525	17.52

     The weighted average fair value of restricted stock granted during the three months ended October 31, 2005 was $17.23 (there were no grants in 2006). The fair value of restricted stock vested during the three months ended October 31, 2006 was $17.30 (no shares vested in 2005).
     As of October 31, 2006, there was $7.7 million of unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.8 years.
     Employee Stock Purchase Plan: Under the Employee Stock Purchase Plan, full-time employees are permitted to purchase a limited number of Diamond common shares at 85% of market value. There were no shares sold under this plan during the three months ended October 31, 2006 and 2005. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Three Months Ended October 31,
	2006	2005
Average expected life, in years	0.75	0.75
Expected volatility	27.50%	27.50%
Risk-free interest rate	5.10%	4.15%
Dividend rate	0.67%	0.71%
(4) Earnings Per Share
     Options to purchase 1,626,565 and 1,373,887 shares of common stock were outstanding at October 31, 2006 and 2005, respectively. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and includes the dilutive effect of common shares issuable upon the exercise of outstanding options, calculated using the treasury stock method. Options to purchase 1,528,065 and 18,667 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $15.11 and $18.54 for the three month periods ended October 31, 2006 and 2005, respectively, and therefore their effect would be antidilutive.
(5) Balance sheet items
     Inventories consisted of the following (in thousands):

	October 31,	July 31,
	2006	2006
Raw materials and supplies	$139,696	$32,484
Work in process	10,483	16,148
Finished goods	56,299	50,545

Total	$206,478	$99,177

     Accounts payable and accrued liabilities consisted of the following (in thousands):

	October 31,	July 31,
	2006	2006
Accounts payable	$39,670	$19,090
Accrued salaries and benefits	5,952	4,496
Accrued promotion	5,456	3,477
Income taxes payable	2,594	—
Accrued other	4,457	1,308

Total	$58,129	$28,371

(6) Acquisition of Assets of Harmony Foods Corporation
     On May 9, 2006, Diamond completed its acquisition of certain net assets of Harmony Foods Corporation (“Harmony”) for $18 million in cash and the assumption of certain defined liabilities. The assets acquired and liabilities assumed from Harmony are herein referred to as the “Harmony- Retail Division.” Among the assets Diamond acquired is Harmony’s strategically located processing and packaging plant in Fishers, Indiana. This plant has the capacity to produce products such as trail mixes, specialty dried fruits, nuts and seeds, sweet/salty snacks and organic snacks, which are available in multiple packaging options including resealable single and multiple serve bags, deli cups and self-serve produce bins. Diamond also acquired the Harmony and Homa brands, as well as $4.5 million of working capital. Additionally, as part of the acquisition, the Company offered employment to approximately 100 former employees of Harmony Foods Corporation.
     The acquisition is being accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.”
  Pro Forma — Financial Information
     The following reflects the unaudited pro forma combined results of operations of the Company and Harmony — Retail Division for the three months ended October 31, 2005 as if the acquisition had taken place at the beginning of that period (in thousands, except per share data):

2005
Net Sales	$186,962
Net Income	$2,845
Diluted earnings per share	$0.18
(7) Credit Facilities
     The Company has an unsecured master loan agreement with CoBank, which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million which bears interest at a rate of LIBOR plus 0.65% per annum and a long-term revolver that provides an aggregate principal amount of $20.0 million which bears interest at a rate of LIBOR plus 0.7% per annum. The expiration of the long-term revolver agreement is April 1, 2011. The expiration of the revolving line of credit is April 1, 2008. The Master loan agreement subjects the Company to financial and other covenants and contains customary events of default. The Company had no borrowings outstanding on the revolving line of credit and long-term revolver as of October 31, 2006 and July 31, 2006.
     The Company has a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $2.0 million letter of credit facility. The revolving line of credit expires on January 15, 2008 and bears interest at a rate of LIBOR plus 0.65% per annum. The credit agreement subjects the Company to financial and other covenants and contains customary events of default. The Company had no amount outstanding on the revolving line of credit as of October 31, 2006 and July 31, 2006. This credit agreement limits the amount of dividends declared or paid to three percent of the Company’s total market capitalization in one fiscal year.

     The Company has $20.0 million of senior notes outstanding with two institutional investors. The Company is required to make annual principal repayments on these notes in the amount of $4 million starting December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35%. The Company, and its subsidiaries, are subject to certain affirmative and negative covenants outlined in the senior note agreement.
     As of October 31, 2006 and July 31, 2006, the Company was in compliance with all applicable covenants in its credit facilities.
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
Components of net periodic benefit cost for the three month periods ended October 31 were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$568	$590	$29	$63
Interest cost	477	449	77	136
Expected return on plan assets	(566)	(580)	—	—
Amortization of prior service cost	(71)	(72)	—	—
Amortization of net loss	153	219	(113)	5

Net periodic benefit cost / (income)	561	606	(7)	204

SFAS 88 curtailment gain	(3,039)	—	—	—

Total benefit cost / (income)	$(2,478)	$606	$(7)	$204

     Termination of Defined Benefit Plan
     On July 25, 2006, the Company determined it would terminate the qualified defined benefit pension plan covering all salaried employees. Benefits under the defined benefit plan ceased accruing as of November 17, 2006 and the termination process is expected to be completed during the fiscal year ending July 31, 2007. During the three months ended October 31, 2006, the Company recorded a gain on curtailment of this plan of approximately $3 million. Based on amounts recorded in the Company’s financial statements as of October 31, 2006, once termination of the plan is completed, it will likely result in a non-cash settlement charge of approximately $6 million prior to July 31, 2007.
     Defined Contribution Plan
     The Company recognized defined contribution plan expenses of $105 and $103 for the three months ended October 31, 2006 and 2005, respectively.
(9) Restructuring and Other Costs, Net
     Restructuring and other costs include 1) restructuring costs of $0.5 million principally related to the closure of the Lemont facility and the consolidation of operations in the Fishers’ facility; and 2) a gain of $1.2 million on the property held for sale which was sold during the three months ended October 31, 2006.

(10) Contingencies
     On February 3, 2006, PG&E filed a complaint in San Francisco County Superior Court alleging, among other things, breach of contract as a result of the Diamond’s decision to cease operating its cogeneration facility. PG&E’s complaint seeks payment of approximately $1.4 million from Diamond plus interest under the contract’s termination provisions as well as PG&E’s costs for the lawsuit. Diamond believes that the termination payment provision constitutes an unenforceable penalty and intends to vigorously defend itself against PG&E’s lawsuit. Diamond believes that any additional liability, in excess of amounts recorded, resulting from the eventual outcome of this matter, will not be material to the Company’s financial condition or operating results.
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
     We are a branded food company specializing in processing, marketing and distributing culinary, in-shell and ingredient nuts and snack products. Our company was founded in 1912 and has a strong heritage in the walnut market under the Diamond of California brand. On July 26, 2005 we converted from an agricultural cooperative association to a Delaware corporation and completed the initial public offering of our common stock. As a public company, our focus is on building stockholder value. We intend to expand our existing business, and to continue to introduce higher-value branded products in our culinary and snack businesses, including snack products marketed under our Emerald and Harmony brand names. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries. We sell products to approximately 900 customers, including over 150 international customers. In general, we sell directly to retailers, particularly large, national grocery store and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores. We also sell our products to mass merchandisers, club stores, convenience stores and through other retail channels.
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
     A disproportionate amount of our net sales and related net income are recognized in the first half of our fiscal year. For example, net sales in the first half of 2006 and 2005 were 63.3% and 61.7% of net sales for each full fiscal year. In the near term, we expect a higher percentage of our net income to be earned in the first half of our fiscal year because many of our operating costs are fixed and cannot be reduced when net sales are lower quarter to quarter. However, as we continue to introduce new products, such as snack products, we expect net sales, and related net income, to be less seasonal.
Critical Accounting Policies
     Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies are set forth below.
     Revenue Recognition. We recognize revenue when a persuasive arrangement exists, title has transferred (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, introductory or slotting payments, coupons, promotion and marketing allowances. Customers have the right to return certain products. These product returns are estimated based upon historical results and are reflected as a reduction in net sales.
     Inventories. All inventories are accounted for on a lower of cost (first-in, first-out) or market basis.

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
     Accounting for Stock-Based Compensation. We account for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R) Share-Based Payment. Under SFAS No. 123(R), compensation cost is recognized based on the fair value of options on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Black Scholes option pricing model to determine the fair value of stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility and forfeiture rates that determine the stock options fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations. We also account for restricted stock grants under SFAS No. 123(R).
Non-GAAP Financial Information
     The following non-GAAP financial information excludes a one-time charge to cost of sales in the first quarter of fiscal 2006 as a result of the conversion from a cooperative to a public company in July 2005. This charge relates to the use of net realizable value (NRV) accounting for certain inventories acquired prior to August 1, 2005. Starting August 1, 2005, we began using the lower of cost or market method of valuing walnut inventories acquired subsequent to that date. As a result of using NRV accounting for certain inventories through July 31, 2005, these inventories were valued higher than they would have been under the lower of cost or market method. Therefore, as those inventories were sold, the amount charged to cost of goods sold was higher. The non-GAAP financial statements also exclude restructuring and other costs, net and the gain on curtailment of defined benefit plan for the three months ended October 31, 2006.

	Three Months Ended October 31,
	2006	2005
	(Unaudited)
	(in thousands)
Net sales and other revenues	$169,512	$178,060
Cost of sales	141,572	152,479

Gross margin	27,940	25,581
Operating expenses:
Selling, general and administrative	11,533	9,190
Advertising	3,237	6,594

Total operating expenses	14,770	15,784

Operating income	13,170	9,797
Interest expense	281	24
Other (income), expense	(30)	213

Income before income tax expense	$12,919	$9,560

     A reconciliation of GAAP to non-GAAP information (in thousands) is as follows:

	2006	2005
GAAP income before income tax expense	$16,622	$6,790
Adjustment to cost of sales to remove one time impact of accounting for certain inventories on NRV basis	—	2,770
Adjustment to remove restructuring and other costs and gain on curtailment of defined benefit plan	(3,703)	—

Non-GAAP income before income tax expense	12,919	9,560

GAAP income tax expense	6,981	2,716
Adjustment to reflect tax effects of Non-GAAP adjustments	(1,555)	1,108

Non-GAAP income tax expense	5,426	3,824

Non-GAAP net income	$7,493	$5,736

About Diamond’s non-GAAP Financial Measures.
This Form 10-Q contains non-GAAP financial measures of our performance (“non-GAAP measures”) for different periods. Non-GAAP measures should not be considered as a substitute for financial measures prepared in accordance with GAAP. Our non-GAAP measures do not reflect a comprehensive system of accounting, and differ both from GAAP financial measures and from non-GAAP measures used by other companies. We urge investors to review our reconciliation of non-GAAP measures to GAAP financial measures, and our financial statements to evaluate our business.
We believe that our non-GAAP measures provide meaningful information regarding operating results because they exclude amounts that we exclude when monitoring our operating results and assessing the performance of our business. We believe that our non-GAAP measures also facilitate comparison of results for current periods and business outlook for future periods. Our non-GAAP measures include the following adjustments:

•	A one-time charge to costs of sales that we incurred in connection with our conversion. As an agricultural cooperative association, we were required to use net realizable value (NRV) accounting for certain inventories; as a for-profit corporation we are required to use the lower of cost or market method to value all inventories. As a result of using NRV accounting, certain inventories were valued higher than they would have been under the lower of cost or market method. Therefore, as these inventories were sold, the amount charged to cost of goods sold was higher. We excluded this charge because it is non-recurring and is not indicative of ongoing operations.

•	Restructuring and other costs and non-recurring gains which are principally related to (1) the closure of our Lemont facility and the costs incurred to consolidate operations in our Fisher’s facility, (2) a gain on the sale of the Lemont facility. Our management believes it is useful to investors to exclude these amounts since they are non-recurring in nature and are not reflective of the operating results of Diamond on an on-going basis.

•	Amounts associated with curtailing and terminating our administrative pension plan due to its non-recurring nature.
Our management uses non-GAAP measures in internal reports used to monitor and make decisions about our business, such as monthly financial reports prepared for management. The principal limitation of the non-GAAP measures is that they exclude significant expenses and gains required under GAAP. They also reflect the exercise of management’s judgments about which adjustments are appropriately made. To mitigate this limitation, we present the non- GAAP measures in connection with GAAP results, and recommend that investors do not give undue weight to them. We believe that non-GAAP measures provide useful information to investors by allowing them to view the business through the eyes of management, facilitating comparison of results across historical and future periods, and providing a focus on the underlying operating performance of the business.
Results of Operations
     Net sales were $169.5 million and $178.1 million for the three months ended October 31, 2006 and 2005, respectively. The decrease in net sales was primarily due to lower volumes in the International and North American Ingredient channels. Volume decreased from 86.5 million pounds sold in 2005 to 81.5 million pounds sold in 2006, a decrease of 5.8%.
Net sales by channel (in thousands):

	October 31,		% Change from
	2006	2005	2005 to 2006

North American Retail (1)	$110,669	$107,330	3.1%
International	35,981	45,008	(20.1)
North American Ingredient/Food Service	22,169	24,536	(9.6)
Other	693	1,186	(41.6)

Total	$169,512	$178,060	(4.8)%

(1)	North American Retail represents sales of our culinary, snack and in-shell nuts in North America.
     The increase in North American Retail sales resulted from the continued expansion of our snack products, sales of which were $15.4 million in 2006 compared to $10.0 million in 2005 and higher sales of culinary products, particularly in the club channel, offset, in part, by lower sales of inshell products and culinary sales in the mass merchandiser channel. International and ingredient sales declined primarily as a result of fewer products available to sell due to the late harvest of walnuts and unfavorable shelling yields. This decline in volume was offset, in part, by higher pricing.
Sales of walnuts and other nuts as a percentage of net sales were:

	October 31,
	2006	2005

Walnuts	61.7%	67.7%
Other nuts	38.3%	32.3%

Total	100.0%	100.0%

     Sales to one customer represented approximately 16% and 19% of total net sales for the three months ended October 31, 2006 and 2005.
     Gross margin. Gross margin for the three months ended October 31, 2006 and 2005 were 16.5% and 12.8%, respectively. On a non-GAAP basis as described above, gross margin for the three months ended October 31, 2005 was 14.4%.
     Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $11.5 million and $9.2 million for the three months ended October 31, 2006 and 2005. Selling, general and administrative expenses for the three months ended October 31, 2006 and 2005 included stock-based compensation charges of $1.3 million and $0.8 million, respectively. The increase in selling, general and administrative expenses is primarily due to additional costs due to the Harmony acquisition.
     Advertising. Advertising expense was $3.2 million and $6.6 million for the three months ended October 31, 2006 and 2005. The change related principally to the timing of certain advertising programs.
     Restructuring and Other Costs, Net. Restructuring and other costs include 1) restructuring costs of $0.5 million principally related to the closure of the Lemont facility and the consolidation of operations in the Fishers’ facility; and 2) a gain of $1.2 million on the property held for sale which was sold during the three months ended October 31, 2006.
     Gain on Curtailment of Defined Benefit Plan. Gain on curtailment of defined benefit plan of $3 million related to our decision to terminate a defined benefit plan. Upon final plan termination, which is expected in the first half of calendar 2007, we will record a $6 million charge on plan termination, resulting in a net charge due to plan termination of $3 million. Both the $3 million gain on plan curtailment and $6 million charge on plan termination are one-time items and are substantially non-cash.
     Interest. Net interest expense for the three months increased to $0.3 million from $0.1 million in October 31, 2005, primarily due to higher cash balances during the three months ended October 31, 2005 compared to the same period in 2006.
     Income Taxes. Income tax expense was $7.0 million and $2.7 million for the three months ended October 31, 2006 and 2005.
Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     As of October 31, 2006, we had a total of $20.0 million of senior notes outstanding with two institutional investors. We are required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum. We are subject to certain affirmative and negative covenants outlined in the senior note agreement.
     We also have an unsecured master loan agreement with CoBank that was amended, effective April 25, 2006 which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million bearing an interest rate of LIBOR plus 0.65% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million bearing an interest rate of LIBOR plus 0.7% per annum. The expiration of the revolving line of credit is April 1, 2008. The expiration of the long-term revolver agreement is April 1, 2011. The master loan agreement governing these credit facilities subjects us to financial and other covenants and contains customary events of default. As of October 31, 2006, we had no amount outstanding on the revolving line of credit or on the long-term revolver.
     As of October 31, 2006, we had a credit agreement with a bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $2.0 million letter of credit facility. The revolving line of credit expires on January 15, 2008, and borrowings under this line of credit bear interest at a rate of LIBOR plus 0.65% per annum. The credit agreement subjects us to financial and other covenants and contains customary events of default. This credit agreement limits the amount of dividends declared or paid to three percent of our total market capitalization in one fiscal year. As of October 31, 2006, we had no amount outstanding on the revolving line of credit.
     On a combined basis, we have $150 million of available borrowing capacity. As of October 31, 2006, we were in compliance with all applicable loan covenants under our credit facilities

     Our investment in CoBank represents our cost basis in its stock. We are required to maintain this investment to comply with our borrowing agreements with CoBank. This investment cannot be readily converted to cash because we cannot dispose of it without the prior approval of CoBank and only in the event of termination of our borrowing agreements with CoBank.
     Working capital and stockholders’ equity were $98.1 million and $121.3 million at October 31, 2006 compared to $87.7 million and $110.8 million at July 31, 2006.
     During the three months ended October 31, 2006, cash used in operating activities was $28.2 million compared to cash used in operating activities of $4.0 million during the three months ended October 31, 2005. The increase was primarily due to the timing of sales in 2006 due to the late harvest and to timing of grower payments. Cash provided by investing activities was $0.2 million in 2006 compared to cash used in investing activities of $2.2 million in 2005. This change is primarily due to proceeds from the sale of a facility. Cash used in financing activities during the three months ended October 31, 2006 was $0.5 million compared to cash used in financing activities of $17.9 million for the three months ending October 31, 2005. Payments in 2005 principally represent initial public offering proceeds paid to former members.
     We believe cash on hand, cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our existing credit facilities, will be sufficient to fund our contractual commitments, repay obligations as required, and meet our operational requirements through the year ended July 31, 2007.
Contractual Obligations and Commitments
Contractual obligations and commitments at October 31, 2006 are as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year (c)	Years	Years	5 Years
Long-term obligation (a)	$20.0	$—	$—	$8.0	$12.0
Interest on long-term obligations	7.2	0.7	3.0	2.3	1.2
Operating leases	16.7	0.7	4.2	5.2	6.6
Purchase commitments (b)	1.1	1.1	—	—	—

Total	$45.0	$2.5	$7.2	$15.5	$19.8

(a)	Excludes $2 million in letters of credit outstanding related to normal business transactions.

(b)	Commitments to purchase equipment.

(c)	Represents obligations and commitments for the remaining nine months of fiscal 2007.
Effects of Inflation
There has been no material change in our exposure to inflation from that discussed in our 2006 Annual Report on Form 10-K.
Recent Accounting Pronouncements
     See Note 2 of the condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that discussed in our 2006 Annual Report on Form 10-K.
Item 4. Controls and Procedures
     We have established and currently maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to the Company is recorded, processed, summarized and reported to our principal officers to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of October 31, 2006, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
As of October 31, 2006, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
..

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
Item 1A. Risk Factors
There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following are details of repurchases of common stock during the three months ended October 31, 2006

			Total number of	Approximate Dollar
	Total number	Average price	shares repurchased as	value of shares
	of shares	paid per	part of publicly	that may yet be purchased
Period	repurchased	share	announced plans	under the plans
Repurchases from October 1 through October 31, 2006	1,238	$16.98	—	—

Total	1,238	$16.98	—	—

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

DIAMOND FOODS, INC.

Date: December 8 , 2006	By:	/s/ Seth Halio Seth Halio
Chief Financial Officer and duly
authorized officer