Form 10-Q
period 2007-01-31
Diamond Foods Inc
filed 2007-03-08
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares of common stock outstanding as of February 23, 2007: 15,794,224

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	January 31,	July 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$25,021	$35,614
Trade receivables, less allowance for doubtful accounts of $708 and $598 at January 31, 2007 and July 31, 2006, respectively	35,500	49,536
Inventories	166,255	99,177
Deferred income taxes	3,356	4,578
Property held for sale	—	1,728
Prepaid expenses and other current assets	7,186	7,329

Total current assets	237,318	197,962
Property, plant and equipment, net	34,614	34,291
Investment in CoBank	2,191	2,191
Deferred income taxes	4,812	4,812
Goodwill	5,559	5,077
Other intangible assets, net	3,824	3,941
Other assets	4,430	4,758

Total assets	$292,748	$253,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,710	$28,371
Payable to growers	106,038	81,902

Total current liabilities	135,748	110,273
Long-term obligations	20,000	20,000
Other liabilities	12,101	11,933
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized:
5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized:
100,000,000 shares; 15,806,025 and 15,737,194 shares issued and 15,794,508 and 15,737,194 shares outstanding at January 31, 2007 and July 31, 2006, respectively	16	16
Treasury stock, at cost: 11,517 shares at January 31, 2007	(201)	—
Additional paid-in capital	97,475	93,962
Accumulated other comprehensive loss	—	(36)
Retained earnings	27,609	16,884

Total stockholders’ equity	124,899	110,826

Total liabilities and stockholders’ equity	$292,748	$253,032

See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2007	2006	2007	2006
Net sales and other revenues	$143,622	$124,157	$313,134	$302,217

Cost of sales	123,281	105,587	264,853	258,066
Cost of sales — NRV amount	—	—	—	2,770

Total cost of sales	123,281	105,587	264,853	260,836

Gross margin	20,341	18,570	48,281	41,381
Operating expenses:
Selling, general and administrative (including $1,353 and $2,612 of stock based compensation for the three and six months ended January 31, 2007 and $1,109 and $1,891 for for the three and six months ended January 31, 2006)	11,512	8,998	23,045	18,188
Advertising	5,117	4,293	8,354	10,887
Restructuring and other costs, net	(190)	—	(854)	—
Gain on curtailment of defined benefit plan	—	—	(3,039)	—

Total operating expenses	16,439	13,291	27,506	29,075

Income from operations	3,902	5,279	20,775	12,306
Interest expense, net	290	248	571	272
Other	112	3	82	216

Income before income tax expense	3,500	5,028	20,122	11,818
Income tax expense	1,470	1,951	8,451	4,667

Net income	$2,030	$3,077	$11,671	$7,151

Earnings per share:
Basic	$0.13	$0.20	$0.74	$0.46
Diluted	$0.13	$0.20	$0.74	$0.46
Shares used to compute earnings per share:
Basic	15,772	15,587	15,755	15,572
Diluted	15,772	15,587	15,755	15,611
See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$11,671	$7,151
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,724	2,340
Deferred income taxes	1,222	4,332
Gain on curtailment of defined benefit plan	(3,039)	—
Stock-based compensation	2,612	1,891
Gain on sale of property held for sale	(1,193)	—
Loss on disposal of property, plant and equipment	6	449
Gain on foreign currency	36	—
Changes in assets and liabilities:
Trade receivables	13,945	9,205
Inventories	(67,517)	(54,114)
Prepaid expenses and other current assets	3,182	(3,772)
Other assets	328	1,014
Accounts payable and accrued liabilities	1,862	(3,576)
Payable to growers	24,136	40,240
Other liabilities	168	353

Net cash (used in) provided by operating activities	(8,857)	5,513

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of property held for sale	2,927	—
Purchases of property, plant and equipment	(4,320)	(4,209)
Payment of additional acquisition costs	(97)	—

Net cash used in investing activities	(1,490)	(4,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable, net	—	(2,119)
Payment to members for membership interest	—	(17,329)
Issuance of common stock under stock plans	387	611
Dividends paid	(946)	(467)
Stock options exercised	514	—
Purchase of treasury stock	(201)	—

Net cash used in financing activities	(246)	(19,304)

Net decrease in cash and cash equivalents	(10,593)	(18,000)
Cash and cash equivalents:
Beginning of period	35,614	49,035

End of period	$25,021	$31,035

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$698	$633
Income taxes	3,844	3,195
Non-cash investing activity:
Accrued capital expenditures	2	—
Non-cash financing activity:
Accrued liability exchanged for options to acquire common stock	—	646
See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended January 31, 2007 and 2006
(in thousands, except share and per share information)
(1) Organization and Basis of Presentation
     Diamond Foods, Inc. (the “Company” or “Diamond”) processes, markets and distributes culinary, in-shell and ingredient/food service nuts and snack products. The Company obtains majority of its walnuts from growers who are located in California and through July 26, 2005, were members of Diamond Walnut Growers, Inc., a cooperative association. The Company obtains its other nuts from independent suppliers. Diamond sells products to approximately 900 customers, including over 150 international customers. In general, the Company sells directly to retailers, particularly large, national grocery store and club stores, mass merchandisers, and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores.
     The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2006 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the Company’s financial condition at January 31, 2007, and the results of the Company’s operations for the three and six months ended January 31, 2007 and 2006 and cash flows for the six months ended January 31, 2007 and 2006. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K. Operating results for the six months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.
     Total comprehensive income was $2,030 and $11,707 for the three and six months ended January 31, 2007 and $3,043 and $7,117 for the three and six months ended January 31, 2006.
(2) Recent Accounting Pronouncements
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

     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for financial statements as of the end of fiscal years ending after December 15, 2006. The Company is currently evaluating the impact SFAS 158 will have on its consolidated financial statements .
(3) Stock Plan Information
     The Company uses broad based equity incentive plans to help align employees and director incentives with stockholders’ interests, and accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.” Beginning with the adoption of SFAS No. 123(R) in August 2005, the fair value of all stock options granted subsequent to July 20, 2005, as measured at date of grant, is recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period, generally three years from date of grant or award. Equity awards may be granted to officers, employees and directors. As required under SFAS No.123R, the Company continues to account for stock-based compensation for options granted prior to August 1, 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since those options were granted at market price, no compensation expense is recognized. As required by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, the Company has provided fair value based pro-forma disclosures in its financial statements related to these options.
     If compensation expense had been determined based upon the projected fair values at the grant dates for all awards in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s pro-forma net income, basic and diluted earnings per common share would have been as follows:

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2007	2006	2007	2006
Net income, as reported	$2,030	$3,077	$11,671	$7,151
Total stock-based compensation recorded in the statement of operations, net of related tax effects	785	679	1,515	1,144
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,046)	(967)	(2,042)	(1,684)

Pro forma net income	$1,769	$2,789	$11,144	$6,611

Net income per common equivalent share:
Basic — as reported	$0.13	$0.20	$0.74	$0.46
Basic — pro forma	$0.11	$0.18	$0.71	$0.42
Diluted — as reported	$0.13	$0.20	$0.74	$0.46
Diluted — pro forma	$0.11	$0.18	$0.71	$0.42
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

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2007	2006	2007	2006
Average expected life, in years	6	6	6	6
Expected volatility	30.00%	27.50%	30.00%	27.50%
Risk-free interest rate	4.65%	4.45%	4.70%	4.30%
Dividend rate	0.68%	0.57%	0.74%	0.64%
The following table summarizes stock option activity during the six months ended January 31, 2007:

			Weighted
			average
	Number of	Weighted	remaining	Aggregate
	Shares	average exercise	contractual life	intrinsic value (in
	(in thousands)	price per share	(in years)	thousands)
Outstanding at July 31, 2006	1,648	$17.43
Granted	12	17.91
Exercised	(30)	17.00
Cancelled	(56)	17.53

Outstanding at January 31, 2007	1,574	17.43	8.7	$2,639

Exerciseable at January 31, 2007	601	17.50	8.6	$969
     The weighted average fair value of stock options granted during the three and six months ended January 31, 2007 were $6.65 and $6.33. The weighted average fair value of stock options granted during the three and six months ended January 31, 2006 were $7.04 and $6.41, respectively. The fair value of options vested during the three months and six months ended January 31, 2007 was $6.18 and $5.94, respectively. There were no options vested during the same period in 2006.
     Changes in the Company’s nonvested stock options during the six months ended January 31, 2007 are summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Nonvested at July 31, 2006	1,307	$5.80
Granted	12	6.33
Vested	(290)	5.93
Cancelled	(56)	5.72

Nonvested at January 31, 2007	973	5.76

     As of January 31, 2007, there was approximately $2.6 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.0 years.
     Restricted Stock Awards: As of January 31, 2007, there were 507,063 shares of restricted stock outstanding. Restricted stock activity during the six months ended January 31, 2007 is summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Outstanding at July 31, 2006	529	$17.52
Granted	7	18.80
Vested	(27)	20.48
Cancelled	(2)	21.00

Outstanding at January 31, 2007	507	17.38

     The weighted average fair value of restricted stock granted during the three and six months ended January 31, 2007 was $18.80. The weighted average fair value of restricted stock granted during the three and six months ended January 31, 2006 was $21.00 and $20.51. The fair value of restricted stock vested during the three and six months ended January 31, 2007 was $21.00 and $20.48. No shares vested during the same period in 2006.
     As of January 31, 2007, there was $6.8 million of unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.6 years.
     Employee Stock Purchase Plan: Under the Employee Stock Purchase Plan, full-time employees are permitted to purchase a limited number of Diamond common shares at 85% of market value. There were 32,273 shares sold under this plan during the three and six months ended January 31, 2007 and 42,289 shares sold under this plan during the three and six months ended January 31, 2006. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Three Months Ended January 31,
	2007	2006
Average expected life, in years	0.75	0.75
Expected volatility	30.00%	27.50%
Risk-free interest rate	4.65%	4.45%
Dividend rate	0.68%	0.71%
(4) Earnings Per Share
     Options to purchase 1,574,066 and 1,553,323 shares of common stock were outstanding at January 31, 2007 and 2006, respectively. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and includes the dilutive effect of common shares issuable upon the exercise of outstanding options, calculated using the treasury stock method. Options to purchase 247,677 and 887,871 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $17.77 and $16.44 for the three and six months periods ended January 31, 2007, and therefore their effect would be antidilutive. Options to purchase 239,776 and 129,222 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $18.56 and $18.55 for the three and six months ended January 31, 2006 and therefore their effect would be antidilutive.
(5) Balance sheet items
     Inventories consisted of the following (in thousands):

	January 31,	July 31,
	2007	2006
Raw materials and supplies	$95,948	$32,484
Work in process	16,773	16,148
Finished goods	53,534	50,545

Total	$166,255	$99,177

Accounts payable and accrued liabilities consisted of the following (in thousands):

	January 31,	July 31,
	2007	2006
Accounts payable	$17,845	$19,090
Accrued salaries and benefits	3,736	4,496
Accrued promotion	5,686	3,477
Income taxes payable	231	—
Other	2,212	1,308

Total	$29,710	$28,371

(6) Acquisition of Assets of Harmony Foods Corporation
     On May 9, 2006, Diamond completed its acquisition of certain net assets of Harmony Foods Corporation (“Harmony”) for $18.0 million in cash and the assumption of certain defined liabilities. The assets acquired and liabilities assumed from Harmony are herein referred to as the “Harmony- Retail Division.” Among the assets Diamond acquired is Harmony’s strategically located processing and packaging plant in Fishers, Indiana. This plant has the capacity to produce products such as trail mixes, specialty dried fruits, nuts and seeds, sweet/salty snacks and organic snacks, which are available in multiple packaging options including resealable single and multiple serve bags, deli cups and self-serve produce bins. Diamond also acquired the Harmony and Homa brands, as well as $4.5 million of working capital. Additionally, as part of the acquisition, the Company offered employment to approximately 100 former employees of Harmony Foods Corporation. In January 2007, the Company reached final settlement with the seller. In connection with the settlement, Diamond will pay Harmony an additional $100 and recognize adjustments to working capital acquired. These adjustments resulted in the recording of an additional $482 of goodwill.
     The acquisition is being accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.”
   Pro Forma — Financial Information
The following reflects the unaudited pro forma combined results of operations of the Company and Harmony — Retail Division for the three and six months ended January 31, 2006 as if the acquisition had taken place at the beginning of that period (in thousands, except per share data):

	Three Months	Six Months
	Ended January 31,	Ended January 31,
	2006	2006
Net Sales	$132,331	$319,293
Net Income	$1,547	$4,392
Diluted earnings per share	$0.10	$0.28

(7) Credit Facilities
     The Company has an unsecured master loan agreement with CoBank, which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million that bears interest at a rate of LIBOR plus 0.65% per annum and a long-term revolver that provides an aggregate principal amount of $20.0 million that bears interest at a rate of LIBOR plus 0.7% per annum. The expiration of the long-term revolver agreement is April 1, 2011. The expiration of the revolving line of credit is April 1, 2008. The Company had no borrowings outstanding on the revolving line of credit and long-term revolver as of January 31, 2007 and July 31, 2006.
     The Company has a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $2.0 million letter of credit facility. The revolving line of credit expires on January 15, 2008 and bears interest at a rate of LIBOR plus 0.65% per annum. The Company had no amount outstanding on the revolving line of credit as of January 31, 2007 and July 31, 2006.
     The Company has $20.0 million of senior notes outstanding with two institutional investors. The Company is required to make annual principal repayments on these notes in the amount of $4.0 million starting December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35%.
     All credit facilities subject the Company to financial and other covenants and certain customary events of default. Further, the credit agreement with a bank limits the amount of dividends declared or paid to 3% of the Company’s market capitalization. As of January 31, 2007 and July 31, 2006, the Company was in compliance with all applicable covenants in its credit facilities.
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
     Components of net periodic benefit cost for the three and six months ended January 31 were as follows:

	Pension Benefits				Other Benefits
	Three Months ended		Six Months ended		Three Months ended		Six Months ended
	January, 31		January, 31		January, 31		January, 31
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$240	$527	$808	$1,117	$28	$63	$57	$126
Interest cost	442	414	919	863	78	136	155	272
Expected return on plan assets	(578)	(570)	(1,144)	(1,150)	—	—	—	—
Amortization of prior service cost	4	(71)	(67)	(143)	—	—	—	—
Amortization of net loss	105	185	258	404	(114)	5	(227)	10

Net periodic benefit cost / (income)	213	485	774	1091	(8)	204	(15)	408

Gain on curtailment of defined benefit plan	—	—	(3,039)	—	—	—	—	—

Total benefit cost / (income)	$213	$485	$(2,265)	$1,091	$(8)	$204	$(15)	$408

     Termination of Defined Benefit Plan
     On July 25, 2006, the Company determined it would terminate the qualified defined benefit pension plan covering all salaried employees. Benefits under the defined benefit plan ceased accruing as of November 17, 2006 and the termination process is expected to be completed during the fiscal year ending July 31, 2007. During the three months ended October 31, 2006, the Company recorded a gain on curtailment of this plan of approximately $3.0 million. Based on amounts recorded in the Company’s financial statements as of January 31, 2007, once termination of the plan is completed, it will likely result in a non-cash settlement charge of approximately $6.0 million prior to July 31, 2007.
     Defined Contribution Plan

     The Company recognized defined contribution plan expenses of $77 and $182 for the three and six months ended January 31, 2007, respectively. The Company recognized defined contribution plan expenses of $103 and $174 for the three and six months ended January 31, 2006, respectively.
(9) Restructuring and Other Costs, Net
     Restructuring and other costs for the three months ended January 31, 2007 include reversal of a portion of accruals for the estimated costs of terminating certain contracts and professional service fees associated with tax credits for years prior to 2006. In addition, for the six months ended January 31, 2007, restructuring and other costs include 1) restructuring costs of $0.5 million principally related to the closure of the Lemont facility and the consolidation of operations in the Fishers’ facility; and 2) a gain of $1.2 million on the property held for sale which was sold during the three months ended October 31, 2006.
(10) Contingencies
     On February 3, 2006, PG&E filed a complaint in San Francisco County Superior Court alleging, among other things, breach of contract as a result of Diamond’s decision to cease operating its cogeneration facility. PG&E’s complaint seeks payment of approximately $1.4 million from Diamond plus interest under the contract’s termination provisions as well as PG&E’s costs for the lawsuit. Diamond believes that the termination payment provision constitutes an unenforceable penalty and intends to vigorously defend itself against PG&E’s lawsuit. Diamond believes that any additional liability, in excess of amounts recorded, resulting from the eventual outcome of this matter, will not be material to the Company’s financial condition or operating results.
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
     Prior to the acquisition of certain net assets of Harmony Foods Corporation on May 9, 2006, we had no recorded goodwill. Since goodwill associated with Harmony was not recognized until the fourth quarter of fiscal 2006 and has been adjusted in fiscal 2007, we concluded that there was no impairment of our goodwill since the acquisition. In the future, we will perform the annual impairment test required by SFAS No. 142 in the fourth quarter of each year. We cannot assure you that a material impairment charge will not be recorded in the future.
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
Non-GAAP Financial Information
     The following non-GAAP financial information excludes a one-time charge to cost of sales in the first quarter of fiscal 2006 as a result of the conversion from a cooperative to a public company in July 2005. This charge relates to the use of net realizable value (NRV) accounting for certain inventories acquired prior to August 1, 2005. Starting August 1, 2005, we began using the lower of cost or market method of valuing walnut inventories acquired subsequent to that date. As a result of using NRV accounting for certain inventories through July 31, 2005, these inventories were valued higher than they would have been under the lower of cost or market method. Therefore, as those inventories were sold, the amount charged to cost of goods sold was higher. The non-GAAP financial statements also exclude restructuring and other costs, net and the gain on curtailment of defined benefit plan for the three and six months ended January 31, 2007.

	Three months ended		Six months ended
	January 31,		January 31,
	2007	2006	2007	2006
		(in thousands)
Net sales	$143,622	$124,157	$313,134	$302,217

Cost of sales	123,281	105,587	264,853	258,066

Gross margin	20,341	18,570	48,281	44,151

Operating expenses:

Selling, general and administrative	11,512	8,998	23,045	18,188

Advertising	5,117	4,293	8,354	10,887

Total operating expenses	16,629	13,291	31,399	29,075

Operating income	3,712	5,279	16,882	15,076

Interest expense, net	290	248	571	272

Other expense	112	3	82	216

Income before income tax expense	$3,310	$5,028	$16,229	$14,588

Reconciliation of GAAP to non-GAAP financial information (in thousands, except per share amounts):

	Three months ended		Six months ended
	January 31,		January 31,
	2007	2006	2007	2006
GAAP income before income tax expense	$3,500	$5,028	$20,122	$11,818

Adjustment to remove one time impact of accounting for certain inventories on NRV basis	—	—	—	2,770

Adjustments to remove restructuring and other costs and gain on curtailment of defined benefit plan	(190)	—	(3,893)	—

Non-GAAP income before income tax expense	3,310	5,028	16,229	14,588

GAAP income tax expense	1,470	1,951	8,451	4,667
Adjustment to reflect tax effects of Non-GAAP adjustments	(80)	—	(1,635)	1,108

Non-GAAP income tax expense	1,390	1,951	6,816	5,775

Non-GAAP net income	$1,920	$3,077	$9,413	$8,813

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
We believe that our non-GAAP measures provide meaningful information regarding operating results because they exclude amounts that we exclude when monitoring our operating results and assessing the performance of our business. We believe that our non-GAAP measures also facilitate comparison of results for current periods and business outlook for future periods. Our non-GAAP measures include the following adjustments:
•	A one-time charge to costs of sales that we incurred in connection with our conversion. As an agricultural cooperative association, we were required to use net realizable value (NRV) accounting for certain inventories; as a for-profit corporation we are required to use the lower of cost or market method to value all inventories. As a result of using NRV accounting, certain inventories were valued higher than they would have been under the lower of cost or market method. Therefore, as these inventories were sold, the amount charged to cost of goods sold was higher. We excluded this charge because it is non-recurring and is not indicative of ongoing operations.

•	Restructuring and other costs and non-recurring gains which are principally related to the closure of our Lemont facility and the costs incurred to consolidate operations in our Fisher’s facility, a gain on the sale of the Lemont facility, the estimated costs of terminating certain contracts and the professional service fees associated with tax credits for years prior to 2006. Our management believes it is useful to investors to exclude these amounts since they are non-recurring in nature and are not reflective of the operating results of Diamond on an on-going basis.

•	Amounts associated with curtailing and terminating our administrative pension plan due to its non-recurring nature.

•	Income tax benefits from tax credits related to years prior to 2006 since these items have a one-time impact.
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

Results of Operations
Net sales were $143.6 million and $313.1 million for the three and six months ended January 31, 2007. Net sales were $124.2 million and $302.2 million for the three and six months ended January 31, 2006. The increase in net sales was primarily due to higher volumes in North American Retail, partially offset by lower volume in International and North American Ingredient channels. For the three months ended January 31, 2007, volume increased from 46.1 million pounds sold in 2006 to 55.0 million pounds sold in 2007, an increase of 19.3%. For the six months ended January 31, 2007, volume increased from 132.6 million pounds sold in 2006 to 135.9 million pounds sold in 2007, an increase of 2.5%.
Net sales by channel (in thousands):

	Three Months ended			Six Months ended
	January 31,		% Change from	January 31,		% Change from
	2007	2006	2006 to 2007	2007	2006	2006 to 2007

North American Retail (1)	$100,972	$78,835	28.1%	$211,641	$186,165	13.7%
International	24,267	24,328	(0.3)	60,248	69,336	(13.1)
North American Ingredient/Food Service	17,606	20,275	(13.2)	39,775	44,811	(11.2)
Other	777	719	8.1	1,470	1,905	(22.8)

Total	$143,622	$124,157	15.7%	$313,134	$302,217	3.6%

(1)	North American Retail represents sales of our culinary, snack and in-shell nuts in North America.
     The increase in North American Retail sales resulted from the continued expansion of our snack products, sales of which were $21.2 million and $36.6 million in the three and six months ended January 31, 2007, compared to $8.5 million and $18.5 million in 2006, and to higher sales of culinary products, particularly in the club channel, offset, in part, by lower culinary sales in the mass merchandiser channel. Culinary sales in total increased 7.5% and 4.8% for the three and six months ended January 31, 2007. International and ingredient sales declined primarily as a result of fewer products available to sell. This decline in volume was offset, in part, by higher pricing.
Sales of walnuts and other nuts as a percentage of net sales were:

	Three Months ended		Six Months ended
	January 31,		January 31,
	2007	2006	2007	2006

Walnuts	55.6%	64.8%	58.9%	66.5%
Other nuts	44.4%	35.2%	41.1%	33.5%

Total	100.0%	100.0%	100.0%	100.0%

     Sales to one customer represented approximately 24% and 20% of total net sales for the three and six months ended January 31, 2007. Sales to one customer represented approximately 19% of total net sales for the three and six months ended January 31, 2006.
     Gross margin. Gross margin as a percentage of net sales was 14.2% and 15.0% for the three months ended January 31, 2007 and 2006, respectively. Gross margin per pound shipped decreased 8% to $0.370 in 2007 from $0.403 in 2006. This change reflects investments in introductory costs for new snack products and promotional activities and capacity expansion for all snack products as well as increased culinary sales in lower margin channels. Gross margin as a percentage of net sales was 15.4% and 13.7% for the six months ended January 31, 2007 and 2006, respectively. On a non-GAAP basis as described above, gross margin for the six months ended January 31, 2006 was 14.6%, and gross margin per pound shipped increased by 7% to $0.355 in 2007 from $0.333 in 2006.
     Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation, facility costs and stock-based compensation. Selling, general and administrative expenses were $11.5 million and $23.0 million for the three and six months ended January 31, 2007 and $9.0 and $18.2 for the three and six months end January 31, 2006. Selling, general and administrative expenses for the three and six months ended January 31, 2007 included stock-based compensation charges of $1.4 million and $2.6 million. Selling, general and administrative expenses for the three and six months ended January 31, 2006 included stock-based compensation charges of $1.1 million and $1.9 million. Selling, general and administrative expenses as a percentage of net sales were 8.0% and 7.4% for the three and six months ended January 31, 2007 and 7.2% and 6.0% for the three and six months end January 31, 2006. The increase in selling, general and administrative expenses for three and six month periods is primarily due to additional sales and marketing costs.
     Advertising. Advertising expenses were $5.1 million and $8.4 million for the three and six months ended January 31, 2007 and $4.3 million and $10.9 million for the three and six months ended January 31, 2006. The change related principally to the timing of certain advertising programs.
     Restructuring and Other Costs, Net. Restructuring and other costs for the three months ended January 31, 2007 include reversal of a portion of accruals for the estimated costs of terminating certain contracts and professional service fees associated with tax credits for years prior to 2006. In addition, for the six months ended January 31, 2007, restructuring and other costs include 1) restructuring costs of $0.5 million principally related to the closure of the Lemont facility and the consolidation of operations in the Fishers’ facility; and 2) a gain of $1.2 million on the property held for sale which was sold during the three months ended October 31, 2006.
     Gain on Curtailment of Defined Benefit Plan. Gain on curtailment of defined benefit plan of $3.0 million related to the decision to terminate a defined benefit plan. Upon final plan termination, which is expected prior to July 31, 2007, we will record a $6.0 million charge on plan termination, resulting in a net charge due to plan termination of $3.0 million. Both the $3.0 million gain on plan curtailment and $6.0 million charge on plan termination are one-time items and are substantially non-cash.
     Interest. Net interest expense was $0.3 million and $0.6 million for the three and six months ended January 31, 2007. Net interest expense was $0.2 million and $0.3 million for the three and six months ended January 31, 2006. The increase was primarily due to lower cash balances during the six months ended January 31, 2007 compared to the same period in 2006.
     Income Taxes. Income tax expense was $1.5 million and $8.5 million for the three and six months ended January 31, 2007 and $2.0 million and $4.7 million for the three and six months ended January 31, 2006.
Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     As of January 31, 2007, we had a total of $20.0 million of senior notes outstanding with two institutional investors. We are required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum.
     We also have an unsecured master loan agreement with CoBank that was amended, effective April 25, 2006 which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million bearing an interest rate of LIBOR plus 0.65% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million bearing an interest rate of LIBOR plus 0.7% per annum. The expiration of the revolving line of credit is April 1, 2008. The expiration of the long-term revolver agreement is April 1, 2011. As of January 31, 2007, we had no amount outstanding on the revolving line of credit or on the long-term revolver.
     As of January 31, 2007, we had a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $2.0 million letter of credit facility. The revolving line of credit expires on January 15, 2008, and borrowings under this line of credit bear interest at a rate of LIBOR plus 0.65% per annum. As of January 31, 2007, we had no amount outstanding on the revolving line of credit.
     On a combined basis, we have $150.0 million of available borrowing capacity. All credit facilities subject us to financial and other covenants and certain customary events of default. Further, the credit agreement with a bank limits the amount of dividends declared or paid to 3% of our market capitalization. As of January 31, 2007, we were in compliance with all applicable loan covenants under our credit facilities.

     Our investment in CoBank represents our cost basis in its stock. We are required to maintain this investment to comply with our borrowing agreements with CoBank. This investment cannot be readily converted to cash because we cannot dispose of it without the prior approval of CoBank and only in the event of termination of our borrowing agreements with CoBank.
     Working capital and stockholders’ equity were $101.6 million and $124.9 million at January 31, 2007 compared to $87.7 million and $110.8 million at July 31, 2006.
     During the six months ended January 31, 2007, cash used in operating activities was $8.9 million compared to cash provided by operating activities of $5.5 million during the six months ended January 31, 2006. The decrease in cash from operating activities was primarily due to grower payments. Cash used in investing activities was $1.5 million in 2007 compared to $4.2 million in 2006. This change is primarily due to proceeds from the sale of a facility. Cash used in financing activities during 2007 was $0.2 million compared to $19.3 million in 2006. Payments in 2006 principally represent initial public offering proceeds paid to former members.
     We believe cash on hand and cash equivalents as of January 31, 2007 and cash expected to be provided from our operations during the remainder of the fiscal year, in addition to borrowings available under our existing credit facilities, will be sufficient to fund our contractual commitments, repay obligations as required, and meet our operational requirements through the year ended July 31, 2007.
Contractual Obligations and Commitments
Contractual obligations and commitments at January 31, 2007 are as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year (c)	Years	Years	5 Years
Long-term obligation (a)	$20.0	$—	$—	$8.0	$12.0
Interest on long-term obligations	7.1	0.6	3.0	2.3	1.2
Operating leases	14.8	0.9	4.0	4.4	5.5
Purchase commitments (b)	0.7	0.7	—	—	—

	$42.6	$2.2	$7.0	$14.7	$18.7

(a)	Excludes $2.0 million in letters of credit outstanding related to normal business transactions.

(b)	Commitments to purchase equipment.

(c)	Represents obligations and commitments for the remaining six months of fiscal 2007.
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
     In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of January 31, 2007, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
As of January 31, 2007, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following are details of repurchases of common stock during the three months ended January 31, 2007:

			Total number of	Approximate Dollar
	Total number	Average price	shares repurchased as	value of shares
	of shares	paid per	part of publicly	that may yet be purchased
Period	repurchased (1)	share	announced plans	under the plans

Repurchases from January 1 through January 31, 2007	10,279	$17.47	—	—

Total	10,279	$17.47	—	—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees and cancelled by Diamond in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on January 16, 2007. The shareholders voted on the following proposals, all of which were approved. A description of each and a tabulation of votes are as follows:
1.	To elect three Class II directors, each to serve until our 2010 annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation, death or removal.
The stockholders’ votes with respect to the election of directors were as follows:

	Votes
	For	Withheld	Broker Non-Votes
Robert M. Lea	10,203,637	1,364,923	—
Dennis Mussell	10,220,136	1,350,424	—
Glen C. Warren, Jr.	10,077,639	1,492,921	—
2.	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2007

The stockholders’ votes with respect to the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2007 were as follows:

	Votes
For	Against	Abstentions	Broker Non-Votes
11,470,077	49,505	50,978	—
The terms in office as directors of Jack Gilbert, Joseph Silveira, Michael Mendes, Steve Neil, Robert Zollars and Larry Baer continued after the Annual meeting
Item 5. Other Information
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

DIAMOND FOODS, INC.

Date: March 8, 2007	By:	/s/ Seth Halio
Seth Halio
Chief Financial Officer and duly
authorized officer