Form 10-Q
period 2007-04-30
Diamond Foods Inc
filed 2007-06-04
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☑
Number of shares of common stock outstanding as of May 18, 2007: 15,797,852

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	April 30,	July 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,060	$35,614
Trade receivables, less allowance for doubtful accounts of $548 and $598 at April 30, 2007 and July 31, 2006, respectively	42,207	49,536
Inventories	139,685	99,177
Deferred income taxes	4,795	4,578
Prepaid income taxes	2,506	3,147
Property held for sale	—	1,728
Prepaid expenses and other current assets	4,063	4,182

Total current assets	195,316	197,962
Property, plant and equipment, net	33,928	34,291
Investment in CoBank	1,774	2,191
Deferred income taxes	5,216	4,812
Goodwill	5,432	5,077
Other intangible assets, net	3,765	3,941
Other assets	3,141	4,758

Total assets	$248,572	$253,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$4,975	$—
Accounts payable and accrued liabilities	32,681	28,371
Payable to growers	57,733	81,902

Total current liabilities	95,389	110,273
Long-term obligations	20,000	20,000
Other long-term liabilities	11,509	11,933
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized:
5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized:
100,000,000 shares; 15,814,609 and 15,737,194 shares issued and 15,800,854 and 15,737,194 shares outstanding at April 30, 2007 and July 31, 2006, respectively	16	16
Treasury stock, at cost: 13,755 shares at April 30, 2007	(238)	—
Additional paid-in capital	98,774	93,962
Accumulated other comprehensive loss	—	(36)
Retained earnings	23,122	16,884

Total stockholders’ equity	121,674	110,826

Total liabilities and stockholders’ equity	$248,572	$253,032

See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2007	2006	2007	2006

Net sales	$97,016	$67,798	$410,150	$370,015

Cost of sales	83,310	59,370	348,163	317,436
Cost of sales — NRV amount	—	—	—	2,770

Total cost of sales	83,310	59,370	348,163	320,206

Gross margin	13,706	8,428	61,987	49,809
Operating expenses:
Selling, general and administrative (including $1,228 and $3,840 of stock based compensation for the three and nine months ended April 30, 2007 and $906 and $2,797 for for the three and nine months ended April 30, 2006)	9,282	8,168	32,327	26,356
Advertising	7,273	5,399	15,627	16,286
Restructuring and other costs, net	532	—	(322)	—
Loss on termination of defined benefit plan	4,679	—	1,640	—

Total operating expenses	21,766	13,567	49,272	42,642

Income (loss) from operations	(8,060)	(5,139)	12,715	7,167
Interest expense (income), net	498	(61)	1,069	211
Other (income) expense, net	(10)	116	72	332

Income (loss) before income tax expense (benefit)	(8,548)	(5,194)	11,574	6,624
Income tax expense (benefit)	(4,536)	(2,019)	3,915	2,648

Net income (loss)	$(4,012)	$(3,175)	$7,659	$3,976

Earnings per share:
Basic	$(0.25)	$(0.20)	$0.49	$0.25
Diluted	$(0.25)	$(0.20)	$0.49	$0.25
Shares used to compute earnings per share:
Basic	15,808	15,668	15,773	15,604
Diluted	15,808	15,668	15,773	15,630
See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$7,659	$3,976
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,429	3,613
Deferred income taxes	(621)	4,332
Loss on termination of defined benefit plan	1,640	—
Tax benefit related to stock-based compensation plans	41	—
Excess tax benefit from stock-based compensation plans	(41)	—
Stock-based compensation	3,840	2,797
Gain on sale of property held for sale	(1,193)	—
Loss on disposal of property, plant and equipment	(9)	440
Gain on foreign currency	36	—
CoBank patronage dividend	—	(47)
Changes in operating assets and liabilities:
Trade receivables	7,407	8,569
Inventories	(40,989)	(29,962)
Prepaid expenses, prepaid income taxes and other current assets	(880)	(5,125)
Other assets	1,617	1,281
Accounts payable and accrued liabilities	4,878	(3,360)
Payable to growers	(24,169)	9,824
Other liabilities	(424)	777

Net cash used in operating activities	(35,779)	(2,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital revolvement from CoBank	417	126
Net proceeds from sale of property held for sale	2,941	28
Purchases of property, plant and equipment	(5,224)	(6,318)
Payment of additional acquisition costs	(197)	—

Net cash used in investing activities	(2,063)	(6,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable borrowings (repayment), net	4,975	(2,119)
Payment to members for membership interest	—	(17,329)
Issuance of common stock under stock plans	387	611
Dividends paid	(1,421)	(937)
Excess tax benefit from stock-based compensation plans	41	—
Stock options exercised	544	—
Purchase of treasury stock	(238)	—

Net cash provided by (used in) financing activities	4,288	(19,774)

Net decrease in cash and cash equivalents	(33,554)	(28,823)
Cash and cash equivalents:
Beginning of period	35,614	49,035

End of period	$2,060	$20,212

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,343	$871
Income taxes	3,844	2,176
Non-cash investing activity:
Accrued capital expenditures	57	—
Non-cash financing activity:
Accrued liability exchanged for options to acquire common stock	—	640
See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended April 30, 2007 and 2006
(in thousands, except share and per share information)
(1) Organization and Basis of Presentation
     Diamond Foods, Inc. (the “Company” or “Diamond”) processes, markets and distributes culinary, in-shell and ingredient/food service nuts and snack products. The Company obtains the majority of its walnuts from growers who are located in California and through July 26, 2005, were members of Diamond Walnut Growers, Inc., a cooperative association. The Company obtains its other nuts from independent suppliers. Diamond sells products to approximately 900 customers, including over 150 international customers. In general, the Company sells directly to retailers, particularly large, national grocery and club stores, mass merchandisers, and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores.
     The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2006 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition at April 30, 2007, and the results of the Company’s operations for the three and nine months ended April 30, 2007 and 2006 and cash flows for the nine months ended April 30, 2007 and 2006. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K. Operating results for the nine months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.
     Total comprehensive income (loss) was $(4,012) and $7,695 for the three and nine months ended April 30, 2007 and $(3,215) and $3,902 for the three and nine months ended April 30, 2006.
(2) Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, which clarifies the accounting for income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.
     In September 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses the diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective in our fiscal year ending July 31, 2007. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently assessing the impact of adopting SAB 108 but the Company does not expect that it will have a material effect on its financial statements.
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

     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective in fiscal 2007. The Company is currently evaluating the impact SFAS 158 will have on its consolidated financial statements .
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its results of operations or financial conditions.
(3) Stock Plan Information
     The Company uses broad based equity incentive plans to help align employees and director incentives with stockholders’ interests, and accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.” Beginning with the adoption of SFAS No. 123(R) in August 2005, the fair value of all stock options granted subsequent to July 20, 2005, as measured at the grant date, is recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period, generally three years from date of grant or award. Equity awards may be granted to officers, employees and directors. As required under SFAS No.123R, the Company continues to account for stock-based compensation for options granted prior to August 1, 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since those options were granted at market price, no compensation expense is recognized. As required by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, the Company has provided fair value based pro-forma disclosures in its financial statements related to these options.
     If compensation expense had been determined based upon the projected fair values at the grant dates for all awards in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s pro-forma net income, basic and diluted earnings per common share would have been as follows:

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2007	2006	2007	2006
Net income (loss), as reported	$(4,012)	$(3,175)	$7,659	$3,976
Total stock-based compensation recorded in the statement of operations, net of related tax effects	576	554	2,543	1,678
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(769)	(842)	(3,417)	(2,497)

Pro forma net income (loss)	$(4,205)	$(3,463)	$6,785	$3,157

Net income (loss) per common equivalent share:
Basic — as reported	$(0.25)	$(0.20)	$0.49	$0.25
Basic — pro forma	$(0.27)	$(0.22)	$0.43	$0.20
Diluted — as reported	$(0.25)	$(0.20)	$0.49	$0.25
Diluted — pro forma	$(0.27)	$(0.22)	$0.43	$0.20
     Stock Option Awards: The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities are estimated based on the Company’s implied historical volatility. The expected term of options granted and forfeiture rates are based on assumptions and historical data to the extent it is available. The risk-free interest rates are based on U.S. Treasury yields, for notes with comparable terms as the option grants, in effect at the time of the grant. For purposes of this valuation model, dividends are based on the historical rate. Assumptions used in the Black-Scholes model are presented below:

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2007	2006	2007	2006
Average expected life, in years	6	6	6	6
Expected volatility	30.00%	27.50%	30.00%	27.50%
Risk-free interest rate	4.65%	4.75%	4.68%	4.45%
Dividend rate	0.70%	0.64%	0.73%	0.64%
The following table summarizes stock option activity during the nine months ended April 30, 2007:

			Weighted
			average
	Number of	Weighted	remaining	Aggregate
	Shares	average exercise	contractual life	intrinsic value (in
	(in thousands)	price per share	(in years)	thousands)

Outstanding at July 31, 2006	1,648	$17.43
Granted	31	16.82
Exercised	(32)	17.00
Cancelled	(100)	17.88

Outstanding at April 30, 2007	1,547	17.39	8.5	$—

Exerciseable at April 30, 2007	690	17.45	8.3	$—
     The weighted average fair value of stock options granted during the three and nine months ended April 30, 2007 were $5.70 and $5.94. The weighted average fair value of stock options granted during the three and nine months ended April 30, 2006 were $6.07 and $6.39, respectively. The fair value of options vested during the three months and nine months ended April 30, 2007 was $5.78 and $5.88, respectively. There were no options vested during the same periods in 2006.
     Changes in the Company’s nonvested stock options during the nine months ended April 30, 2007 are summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share

Nonvested at July 31, 2006	1,307	$5.80
Granted	31	5.94
Vested	(417)	5.88
Cancelled	(64)	5.88

Nonvested at April 30, 2007	857	5.75

     As of April 30, 2007, there was approximately $2.4 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.9 years.
     Restricted Stock Awards: As of April 30, 2007, there were 509,230 shares of restricted stock outstanding. Restricted stock activity during the nine months ended April 30, 2007 is summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share

Outstanding at July 31, 2006	529	$17.52
Granted	18	17.23
Vested	(34)	19.99
Cancelled	(4)	19.67

Outstanding at April 30, 2007	509	17.33

     The weighted average fair value of restricted stock granted during the three and nine months ended April 30, 2007 was $16.19 and $17.23. The weighted average fair value of restricted stock granted during the three and nine months ended April 30, 2006 was $17.67 and $20.03. The fair value of restricted stock vested during the three and nine months ended April 30, 2007 was $17.67 and $19.99. No shares vested during the same periods in 2006.
     As of April 30, 2007, there was $5.8 million of unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.4 years.
     Employee Stock Purchase Plan: Under the Employee Stock Purchase Plan, full-time employees are permitted to purchase a limited number of Diamond common shares at 85% of market value. There were nil and 32,273 shares sold under this plan during the three and nine months ended April 30, 2007 and nil and 42,289 shares sold under this plan during the three and nine months ended April 30, 2006. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Nine Months Ended April 30,
	2007	2006

Average expected life, in years	0.75	0.75
Expected volatility	29.17%	27.50%
Risk-free interest rate	4.80%	4.35%
Dividend rate	0.68%	0.71%
(4) Earnings Per Share
     Options to purchase 1,547,405 and 1,569,623 shares of common stock were outstanding at April 30, 2007 and 2006, respectively. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and includes the dilutive effect of common shares issuable upon the exercise of outstanding options, calculated using the treasury stock method. All options to purchase common stock are excluded from the diluted earnings per share calculation in periods with net loss. Options to purchase 1,107,716 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $16.64 for the nine months periods ended April 30, 2007, and therefore their effect would be antidilutive. Options to purchase 609,355 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $18.64 for the nine months ended April 30, 2006 and therefore their effect would be antidilutive.
(5) Balance sheet items
     Inventories consisted of the following (in thousands):

	April 30,	July 31,
	2007	2006

Raw materials and supplies	$77,543	$32,484
Work in process	10,959	16,148
Finished goods	51,183	50,545

Total	$139,685	$99,177

Accounts payable and accrued liabilities consisted of the following (in thousands):

	April 30,	July 31,
	2007	2006

Accounts payable	$23,257	$19,090
Accrued salaries and benefits	3,861	4,496
Accrued promotion	4,596	3,477
Other	967	1,308

Total	$32,681	$28,371

(6) Acquisition of Assets of Harmony Foods Corporation
     On May 9, 2006, Diamond completed its acquisition of certain net assets of Harmony Foods Corporation (“Harmony”) for $18.0 million in cash and the assumption of certain defined liabilities. The assets acquired and liabilities assumed from Harmony are herein referred to as the “Harmony- Retail Division.” Among the assets Diamond acquired is Harmony’s strategically located processing and packaging plant in Fishers, Indiana. This plant has the capacity to produce products such as trail mixes, specialty dried fruits, nuts and seeds, sweet/salty snacks and organic snacks, which are available in multiple packaging options including resealable single and multiple serve bags, deli cups and self-serve produce bins. Diamond also acquired the Harmony and Homa brands, as well as $4.5 million of working capital. Additionally, as part of the acquisition, the Company offered employment to approximately 100 former employees of Harmony Foods Corporation. In fiscal year 2007, the Company reached final settlement with the seller, paid Harmony an additional $100, paid additional acquisitions costs of $97, and recognized certain adjustments to working capital, which resulted in recognition of an additional $355 of goodwill as of April 30, 2007.
     The acquisition has been accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.”
(7) Credit Facilities

     The Company has an unsecured master loan agreement with CoBank, which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million that bears interest at a rate of LIBOR plus 0.65% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million that bears interest at a rate of LIBOR plus 0.7% per annum. The expiration of the long-term revolver agreement is April 1, 2012. The expiration of the revolving line of credit is April 1, 2009. The Company had $3.6 million in borrowings outstanding on the revolving line of credit and no borrowings outstanding on the long-term revolver as of April 30, 2007. As of July 31, 2006, there were no borrowings outstanding on either facility.
     The Company has a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $2.0 million letter of credit facility. The revolving line of credit expires on January 15, 2008 and bears interest at a rate of LIBOR plus 0.65% per annum. The Company had $1.4 million in borrowings outstanding on the revolving line of credit as of April 30, 2007 and no borrowings outstanding as of July 31, 2006.
     The Company has $20.0 million of senior notes outstanding with two institutional investors, and is required to make annual principal repayments on these notes in the amount of $4.0 million starting December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35%.
     All credit facilities subject the Company to financial and other covenants and certain customary events of default. Further, the credit agreement with a bank limits the amount of dividends declared or paid to 3% of the Company’s market capitalization. As of April 30, 2007 and July 31, 2006, the Company was in compliance with all applicable covenants in its credit facilities.
(8) Retirement Plans
     Diamond provides retiree medical benefits and sponsors three defined benefit pension plans — a qualified plan covering all salaried employees, a qualified plan covering all regular hourly employees, and a nonqualified plan for certain salaried employees. The Company is in the process of terminating the plan for all salaried employees. The amounts shown for pension benefits are combined amounts for all three plans. Diamond uses an August 1 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Any employee who joined the Company following January 15, 1999 is not entitled to retiree medical benefits.
     Components of net periodic benefit cost for the three and nine months ended April 30 were as follows:

	Pension Benefits				Other Benefits
	Three Months ended		Nine Months ended		Three Months ended		Nine Months ended
	April 30,		April 30,		April 30,		April 30,
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$190	$559	$998	$1,676	$29	$64	$86	$190
Interest cost	412	432	1,331	1,295	77	135	232	407
Expected return on plan assets	(533)	(575)	(1,677)	(1,725)	—	—	—	—
Amortization of prior service cost	5	(72)	(62)	(215)	—	—	—	—
Amortization of net loss	100	202	358	606	(113)		(340)
Other	0	—	0	—	—	5	—	15

Net periodic benefit cost / (income)	174	546	948	1,637	(7)	204	(22)	612

Gain on curtailment of defined benefit plan			(3,039)
Loss on settlement of defined benefit plan	4,545	—	4,545	—	—	—	—	—

Total benefit cost / (income)	$4,719	$546	$2,454	$1,637	$(7)	$204	$(22)	$612

   Termination of Defined Benefit Plan
     On July 25, 2006, the Company determined it would terminate the qualified defined benefit pension plan covering all salaried employees. Benefits under the defined benefit plan ceased accruing as of November 17, 2006 and the termination process is expected to be completed during the fiscal year ending July 31, 2007. During the three months ended October 31, 2006, the Company recognized a non-cash gain on curtailment of this plan of approximately $3.0 million. During the three months ended April 30, 2007, the Company recognized a non-cash pension settlement charge of $4.5 million and expects to record a final pension termination charge of approximately $1.3 million during the fourth fiscal quarter of 2007.
     The Company recognized defined contribution plan expenses of $105 and $288 for the three and nine months ended April 30, 2007, respectively. The Company recognized defined contribution plan expenses of $70 and $244 for the three and nine months ended April 30, 2006, respectively.
(9) Restructuring and Other Costs, Net
     Restructuring and other costs for the three and nine months ended April 30, 2007 totaled $0.5 million and $(0.3) million, respectively. These charges were related principally to 1) costs of closing the Company’s Lemont facility and the consolidation of operations in the Fishers’ facility 2) contract termination costs and certain professional fees and 3) a gain on the sale of the Lemont facility.
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
     We are a branded food company specializing in processing, marketing and distributing culinary, in-shell, food service and ingredient nuts and snack products. Our company was founded in 1912 and has a strong heritage in the walnut market under the Diamond of California brand. On July 26, 2005 we converted from an agricultural cooperative association to a Delaware corporation and completed the initial public offering of our common stock. As a public company, our focus is on building stockholder value. We intend to expand our existing business, and to continue to introduce higher-value branded products in our culinary and snack businesses, including snack products marketed under our Emerald and Harmony brand names. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries. We sell products to approximately 900 customers, including over 150 international customers. In general, we sell directly to retailers, particularly large, national grocery store and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores. We also sell our products to mass merchandisers, club stores, convenience stores and through other retail channels.
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
     In connection with our July 2005 initial public offering, we entered into long-term Walnut Purchase Agreements with substantially all of our former member growers. Under these agreements, growers deliver their entire walnut crop to us during the Fall harvest season and we announce a purchase price for this inventory by March 31 of the following year. This purchase price will be a market-based price determined by Diamond in good faith, taking into account market conditions, crop size, quality, and varieties, among other relevant factors. Since the ultimate price to be paid will be determined each March subsequent to receiving the walnut crop, management must make an estimate of this price for the first and second quarter interim financial statements. These estimates are subject to change and such changes, if any, could be material. We determined the purchase price for the 2006 crop in March 2007. This determination had no material impact on previously reported quarterly results.
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
     Employee Benefits. We incur various employment-related benefit costs with respect to qualified and nonqualified pension and deferred compensation plans. Assumptions are made related to discount rates used to value certain liabilities, assumed rates of return on assets in the plans, compensation increases, employee turnover and mortality rates. We utilize Curcio Webb LLC, a third-party actuarial firm to assist us in determining appropriate assumptions and plan valuations. Different assumptions could result in the recognition of differing amounts of expense over different periods of time.

     Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered.
     Accounting for Stock-Based Compensation. We account for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R) Share-Based Payment. Under SFAS No. 123(R), compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Black Scholes option pricing model to determine the fair value of stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility and forfeiture rates that determine the stock options fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations. We also account for restricted stock grants under SFAS No. 123(R).
Non-GAAP Financial Information
     The following non-GAAP financial information excludes a one-time charge to cost of sales in the first quarter of fiscal 2006 as a result of the conversion from a cooperative to a public company in July 2005. This charge relates to the use of net realizable value (NRV) accounting for certain inventories acquired prior to August 1, 2005. Starting August 1, 2005, we began using the lower of cost or market method of valuing walnut inventories acquired subsequent to that date. As a result of using NRV accounting for certain inventories through July 31, 2005, these inventories were valued higher than they would have been under the lower of cost or market method. Therefore, as those inventories were sold, the amount charged to cost of goods sold was higher. The non-GAAP financial information also exclude restructuring and other costs, net, the gain on curtailment of defined benefit plan, and the loss on the settlement of defined benefit plan for the three and nine months ended April 30, 2007.

	Non-GAAP Financial Information
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(in thousands)		(in thousands)
Net sales	$97,016	$67,798	$410,150	$370,015
Non-GAAP cost of sales	83,310	59,370	348,163	317,436

Non-GAAP gross margin	13,706	8,428	61,987	52,579
Operating expenses:
Selling, general and administrative	9,282	8,168	32,327	26,356
Advertising	7,273	5,399	15,627	16,286

Non-GAAP total operating expenses	16,555	13,567	47,954	42,642

Non-GAAP operating income (loss)	(2,849)	(5,139)	14,033	9,937
Interest expense (income)	498	(61)	1,069	211
Other (income), expense	(10)	116	72	332

Non-GAAP income (loss) before income tax expense	$(3,337)	$(5,194)	$12,892	$9,394

Reconciliation of GAAP to non-GAAP financial information (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
GAAP (loss) income before income tax expense (benefit)	$(8,548)	$(5,194)	$11,574	$6,624
Adjustment to cost of sales to remove one time impact of accounting for certain inventories on NRV basis	—	—	—	2,770
Adjustment to remove restructuring and other costs and loss on termination of defined benefit plan	5,211	—	1,318	—

Non-GAAP (loss) income before income tax expense (benefit)	(3,337)	(5,194)	12,892	9,394

GAAP income tax expense (benefit)	(4,536)	(2,019)	3,915	2,648
Adjustment for tax effects of Non-GAAP adjustments	1,980	—	501	1,108

Adjustment for effects of discrete tax items	639		483	—

Non-GAAP income tax expense (benefit)	(1,917)	(2,019)	4,899	3,756

Non-GAAP net income (loss)	$(1,420)	$(3,175)	$7,993	$5,638

About Diamond’s non-GAAP Financial Measures.
This Form 10-Q contains non-GAAP financial measures of our performance (“non-GAAP measures”) for different periods. Non-GAAP financial measures should not be considered as a substitute for financial measures prepared in accordance with GAAP. Our non-GAAP financial measures do not reflect a comprehensive system of accounting, and differ both from GAAP financial measures and from non-GAAP financial measures used by other companies. We urge investors to review our reconciliation of non-GAAP financial measures to GAAP financial measures, and our financial statements to evaluate our business.
We believe that our non-GAAP financial measures provide meaningful information regarding operating results because they exclude amounts that we exclude when monitoring our operating results and assessing the performance of our business. We believe that our non-GAAP financial measures also facilitate comparison of results for current periods and business outlook for future periods. Our non-GAAP financial measures include the following adjustments:
•	A one-time charge to costs of sales in connection with our conversion. As an agricultural cooperative association, we were required to use net realizable value (NRV) accounting for certain inventories; as a for-profit corporation we are required to use the lower of cost or market method to value all inventories. As a result of using NRV accounting, certain inventories were valued higher than they would have been under the lower of cost or market method. Therefore, as these inventories were sold, the amount charged to cost of goods sold was higher. We excluded this charge because it is non-recurring and is not indicative of ongoing operations.

•	Restructuring and other costs and non-recurring gains which are principally related to the closure of our Lemont facility and the costs incurred to consolidate operations in our Fishers facility, a gain on the sale of the Lemont facility, the estimated costs of terminating certain contracts and certain professional service fees. Our management believes it is useful to investors to exclude these amounts since they are non-recurring in nature and are not reflective of our operating results on an on-going basis.

•	Amounts associated with curtailing and terminating our pension plan for administrative employees due to its non-recurring nature.

•	Income tax benefits from tax credits related to years prior to 2006 and the effects of discrete tax items since they are non-recurring.
Our management uses non-GAAP financial measures in internal reports used to monitor and make decisions about our business, such as monthly financial reports prepared for management. The principal limitation of the non-GAAP financial measures is that they exclude significant expenses and gains required under GAAP. They also reflect the exercise of management’s judgments about which adjustments are appropriately made. To mitigate this limitation, we present the non- GAAP financial measures in connection with GAAP results, and recommend that investors do not give undue weight to them. We believe that non-GAAP financial measures provide useful information to investors by allowing them to view the business through the eyes of management, facilitating comparison of results across historical and future periods, and providing a focus on the underlying operating performance of the business.
Results of Operations
Net sales were $97.0 million and $410.2 million for the three and nine months ended April 30, 2007. Net sales were $67.8 million and $370.0 million for the three and nine months ended April 30, 2006. The increase in net sales was primarily due to higher volumes in North American Retail, partially offset by lower volume in the North American Ingredient channel. Volume in the International channel increased for the three months ended April 30, 2007 but declined on a year to date basis. For the three months ended April 30, 2007, volume increased from 23.8 million pounds sold in 2006 to 36.7 million pounds sold in 2007, an increase of 54.2%. For the nine months ended April 30, 2007, volume increased from 156.4 million pounds sold in 2006 to 172.5 million pounds sold in 2007, an increase of 10.3%.
Net sales by channel (in thousands):

	Three Months ended			Nine Months ended
	April 30,		% Change from	April 30,		% Change from
	2007	2006	2006 to 2007	2007	2006	2006 to 2007

North American Retail (1)	$57,421	$34,943	64.3%	$269,062	$221,108	21.7%
International	23,868	15,585	53.1	84,116	84,921	(0.9)
North American Ingredient/Food Service	14,943	16,461	(9.2)	54,718	61,272	(10.7)
Other	784	809	(3.1)	2,254	2,714	(16.9)

Total	$97,016	$67,798	43.1%	$410,150	$370,015	10.8%

(1)	North American Retail represents sales of our culinary, snack and in-shell nuts in North America.
     The increase in North American Retail sales resulted from the continued expansion of our snack products, sales of which were $16.7 million and $53.3 million in the three and nine months ended April 30, 2007, compared to $5.6 million and $24.1 million in 2006, and to higher sales of culinary products, particularly in the club channel. Culinary sales increased 34.8% and 10.4% for the three and nine months ended April 30, 2007. International sales increased to $23.9 million during the three months ended April 30, 2007 from $15.6 million for the same period in 2006, as shipments caught up after weak first half sales. Ingredient sales for the three and nine months ended April 30, 2007 declined primarily as a result of fewer products available to sell. This decline in volume was offset, in part, by higher pricing.
Sales of walnuts and other nuts as a percentage of net sales were:

	Three Months ended		Nine Months ended
	April 30,		April 30,

	2007	2006	2007	2006

Walnuts	63.2%	70.1%	59.9%	67.2%
Other nuts	36.8%	29.9%	40.1%	32.8%

Total	100.0%	100.0%	100.0%	100.0%

     Sales to one customer represented approximately 21% and 20% of total net sales for the three and nine months ended April 30, 2007. Sales to one customer represented approximately 23% and 20% of total net sales for the three and nine months ended April 30, 2006.
     Gross margin. Gross margin as a percentage of net sales was 14.1% and 12.4% for the three months ended April 30, 2007 and 2006, respectively. Gross margin per pound shipped increased 5.6% to $0.374 in the three months ended April 30, 2007 from $0.354 in the same period of 2006. Gross margin as a percentage of net sales was 15.1% and 13.5% for the nine months ended April 30, 2007 and 2006, respectively. On a non-GAAP basis as described above, gross margin for the nine months ended April 30, 2006 was 14.2%, and gross margin per pound shipped increased by 6.8% to $0.359 in 2007 from $0.336 in 2006.
     Selling, General and Administrative. Selling, general and administrative expense consists principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation, facility costs and stock-based compensation. Selling, general and administrative expense was $9.3 million and $32.3 million for the three and nine months ended April 30, 2007 and $8.2 million and $26.4 million for the three and nine months end April 30, 2006. Selling, general and administrative expense for the three and nine months ended April 30, 2007 included stock-based compensation charges of $1.2 million and $3.8 million. Selling, general and administrative expense for the three and nine months ended April 30, 2006 included stock-based compensation charges of $0.9 million and $2.8 million. Selling, general and administrative expense as a percentage of net sales was 9.6% and 7.9% for the three and nine months ended April 30, 2007 and 12.0% and 7.1% for the three and nine months end April 30, 2006. The increase in selling, general and administrative expense for three and nine month periods is primarily due to additional sales and marketing costs and non-cash stock-based compensation expense.
     Advertising. Advertising expense was $7.3 million and $15.6 million for the three and nine months ended April 30, 2007 and $5.4 million and $16.3 million for the three and nine months ended April 30, 2006. The change related principally to the timing of certain advertising programs.
     Restructuring and Other Costs, Net. Restructuring and other costs for the three and nine months ended April 30, 2007 totaled $0.5 million and $(0.3) million, respectively. These charges were related principally to 1) costs of closing the our Lemont facility and the consolidation of operations in the Fishers’ facility 2) contract termination costs and certain one-time professional fees and 3) a gain on the sale of the Lemont facility.
     Loss on termination of defined benefit plan. During the first fiscal quarter of 2007, we recorded a non-cash gain on curtailment of defined benefit plan of $3.0 million related to the decision to terminate a defined benefit plan. During the three months ended April 30, 2007, we recorded a non-cash pension settlement charge of $4.5 million and expect to record a final pension termination charge of $1.3 million during the fourth fiscal quarter of 2007. Both the $3.0 million gain on plan curtailment and $4.5 million charge on plan termination are one-time items and are substantially non-cash.
     Interest. Net interest expense was $0.5 million and $1.1 million for the three and nine months ended April 30, 2007. Net interest expense was $(0.1) million and $0.2 million for the three and nine months ended April 30, 2006. The increase was primarily due to lower cash balances during the nine months ended April 30, 2007 compared to the same period in 2006.
     Income Taxes. Income tax expense (benefit) was $(4.5) million and $3.9 million for the three and nine months ended April 30, 2007 and $(2.0) million and $2.6 million for the three and nine months ended April 30, 2006. During the three months ended April 30, 2007, we reduced our expected effective tax rate for the year from 42% to 38%, and recognized the effect of discrete tax items in the quarter ended April 30, 2007. As a result, the actual tax rate for the three months ended April 30, 2007 was 53.1% and is 33.8% on a year to date basis.
Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     As of April 30, 2007, we had a total of $20.0 million of senior notes outstanding with two institutional investors. We are required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum.
     We have an unsecured master loan agreement with CoBank, which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million that bears interest at a rate of LIBOR plus 0.65% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million that bears interest at a rate of LIBOR plus 0.7% per annum. The expiration of the long-term revolver agreement is April 1, 2012. The expiration of the revolving line of credit is April 1, 2009. We had $3.6 million in borrowings outstanding on the revolving line of credit and no borrowings outstanding on the long-term revolver as of April 30, 2007. As of July 31, 2006, there were no borrowings outstanding on either facility.
     We have a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $2.0 million letter of credit facility. The revolving line of credit expires on January 15, 2008 and bears interest at a rate of LIBOR plus 0.65% per annum. We had $1.4 million in borrowings outstanding on the revolving line of credit as of April 30, 2007, compared to no borrowings outstanding as of July 31, 2006.

     All credit facilities subject the Company to financial and other covenants and certain customary events of default. Further, the credit agreement with a bank limits the amount of dividends declared or paid to 3% of the Company’s market capitalization. As of April 30, 2007 and July 31, 2006, we were in compliance with all applicable covenants in our credit facilities.
     Our investment in CoBank represents our cost basis in its stock. We are required to maintain this investment to comply with our borrowing agreements with CoBank. This investment cannot be readily converted to cash because we cannot dispose of it without the prior approval of CoBank and only in the event of termination of our borrowing agreements with CoBank.
     Working capital and stockholders’ equity were $99.9 million and $121.7 million at April 30, 2007 compared to $87.7 million and $110.8 million at July 31, 2006.
     During the nine months ended April 30, 2007, cash used in operating activities was $35.8 million compared to $2.9 million during the nine months ended April 30, 2006. The decrease in cash from operating activities was primarily due to timing and amount of the grower payments and deferred income taxes. Cash used in investing activities was $2.1 million in 2007 compared to $6.2 million in 2006. This change is primarily due to proceeds from the sale of a facility. Cash provided by financing activities during 2007 was $4.3 million compared to cash used in financing activities of $19.8 million in 2006. Payments in 2006 principally represent initial public offering proceeds paid to former members.
     We believe cash on hand and cash equivalents as of April 30, 2007 and cash expected to be provided from our operations during the remainder of the fiscal year, in addition to borrowings available under our existing credit facilities, will be sufficient to fund our contractual commitments, repay obligations as required, and meet our operational requirements through the year ended July 31, 2007.
Contractual Obligations and Commitments
Contractual obligations and commitments at April 30, 2007 are as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year (c)	Years	Years	5 Years
Long-term obligation (a)	$20.0	$—	$—	$8.0	$12.0
Interest on long-term obligations	6.9	0.4	3.0	2.3	1.2
Operating leases	14.4	0.5	4.0	4.4	5.5
Purchase commitments (b)	1.8	1.8	—	—	—

	$43.1	$2.7	$7.0	$14.7	$18.7

(a)	Excludes $2.0 million in letters of credit outstanding related to normal business transactions.

(b)	Commitments to purchase equipment.

(c)	Represents obligations and commitments for the remaining three months of fiscal 2007.
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
     In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of April 30, 2007, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
     As of April 30, 2007, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following are details of repurchases of common stock during the three months ended April 30, 2007:

			Total number of	Approximate Dollar
	Total number	Average price	shares repurchased as	value of shares
	of shares	paid per	part of publicly	that may yet be purchased
Period	repurchased (1)	share	announced plans	under the plans

Repurchases from February 1 through February 28, 2007	284	$18.13	—	—

Repurchases from March 1 through March 31, 2007	—	—

Repurchases from April 1 through April 30, 2007	1,954	$16.66	—	—

Total	2,238	$16.85	—	—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees and cancelled by Diamond in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information

None.
Item 6. Exhibits
The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with this	Incorporated by reference
Number	Exhibit Title	10-Q	Form	File No.	Exhibit	Date Filed
10.01	Amended Supplements to Master Loan Agreement between Diamond Foods, Inc. and CoBank, ACB		8-K	000-51439	99.01	3/21/07

10.02	Amendment to Master Loan Agreement, dated as of March 19, 2007, between Diamond Foods, Inc. and CoBank, ACB		8-K	000-51439	99.02	3/21/07

10.03	Third Amendment to Credit Agreement, dated as of March 19, 2007, between Diamond Foods, Inc. and Bank of the West		8-K	000-51439	99.03	3/21/07

10.04	Third Amendment to Note Purchase Agreement, dated as of March 19, 2007, between Diamond Foods, Inc., Teachers Insurance and Annuity Association of America and Prn & Co.		8-K	000-51439	99.04	3/21/07

23.01	Consent of Curcio Webb	X

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.
Date: June 4, 2007	By:	/s/ Seth Halio
Seth Halio
Executive Vice-President, Chief Financial Officer and duly authorized officer