Form 10-K
period 2007-07-31
Diamond Foods Inc
filed 2007-10-12
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2007
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

As of January 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $286,386,970 based on the closing sale price as reported on the NASDAQ Stock Market. As of August 31, 2007, there were 16,009,997 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report regarding our future financial and operating performance and results, business strategy, market prices, future commodity prices, supply of raw material, plans and forecasts and other statements that are not historical facts are forward-looking statements. We have based these forward-looking statements on our assumptions, expectations and projections about future events only as of the date of this Annual Report.

Our forward looking statements include the discussion under “Business — Our Strategy” and discussions of trends and anticipated developments under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. These forward-looking statements also involve many risks and uncertainties that could cause actual results to differ from our expectations in material ways. Please refer to the risks and uncertainties discussed in the section titled “Risk Factors.” You also should carefully consider other cautionary statements elsewhere in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by us during our 2008 fiscal year. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

PART I

Item 1.	Business

Overview

Diamond Foods, Inc. was incorporated in Delaware in 2005 as the successor to Diamond Walnut Growers, Inc., a member-owned California agricultural cooperative association. In July 2005, Diamond Walnut Growers, Inc. merged with and into Diamond Foods, Inc., converted from a cooperative association to a Delaware corporation and completed an initial public offering of Diamond Foods’ common stock. The terms “Diamond Foods,” “Diamond,” “Company,” “Registrant,” “we,” “us” and “our” mean Diamond Foods, Inc. and its subsidiaries unless the context indicates otherwise.

We are a branded food company specializing in processing, marketing and distributing culinary, in-shell and ingredient nuts and snack products. Our company was founded in 1912 and has a strong heritage in the inshell and culinary markets under the Diamond of California brand. We intend to expand our existing business, and to continue to introduce new higher-value branded products in our culinary and snack businesses, including snack products marketed under our Emerald brand name. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries.

We have four product lines:

•	Culinary. We sell culinary nuts under the Diamond of California brand in grocery store center aisle and produce aisles and through mass merchandisers and club stores. Culinary nuts are marketed to individuals who prepare meals or baked goods at home and who value fresh, high-quality products.

•	Snack. We sell snack products under the Emerald and Emerald/Harmony brands. These products, which include roasted, glazed and flavored nuts, trail mixes, seeds, dried fruit and similar offerings packaged in innovative resealable containers, are typically available in grocery store snack and produce aisles, mass merchandisers, club stores, convenience stores, drug stores and other places where snacks are sold.

•	In-shell. We sell in-shell nuts under the Diamond of California brand, primarily during the winter holiday season. These products are typically available in grocery store produce sections, mass merchandisers and club stores.

•	Ingredient/Food Service. We market ingredient and food service nuts under the Diamond of California brand to food processors, restaurants, bakeries and food service companies and their suppliers. Our institutional and industrial customers use our standard or customer-specified products to add flavor and enhance nutritional value and texture in their product offerings.

Our net sales were as follows (in millions):

	Year Ended July 31, 2007			Year Ended July 31, 2006			Year Ended July 31, 2005
	North	Inter-		North	Inter-		North	Inter-
	America	national	Total	America	national	Total	America	national	Total

Culinary	$207.0	$9.0	$216.0	$189.4	$12.1	$201.5	$164.2	$21.0	$185.2
Snack	79.6	—	79.6	40.7	—	40.7	21.5	—	21.5
In-shell	46.5	34.7	81.2	44.7	40.3	85.0	42.8	42.3	85.1

Total retail	333.1	43.7	376.8	274.8	52.4	327.2	228.5	63.3	291.8
Ingredient/food service	73.9	69.1	143.0	84.5	62.4	146.9	107.0	59.2	166.2
Other	2.8	—	2.8	3.1	—	3.1	4.5	—	4.5

Total	$409.8	$112.8	$522.6	$362.4	$114.8	$477.2	$340.0	$122.5	$462.5

Sales to Wal-Mart Stores, Inc. accounted for approximately 19%, 19%, and 17% of our net sales for the years ended July 31, 2007, 2006 and 2005, respectively. Sales to Costco Wholesale Corporation accounted for 10% of our net sales for the year ended July 31, 2007. Sales to Costco were less than 10% of our net sales for the years ended July 31, 2006 and 2005. No other single customer accounted for more than 10% of our net sales

Our disclosure reports that we file with the Securities and Exchange Commission are available free of charge on the Investor Relations page of our website, www.diamondfoods.com.

Our Strategy

Our goal is to continue to grow our revenues by increasing our market share in the snack category, while strengthening our position as the number one marketer and distributor of culinary nuts. In addition, we intend to expand our profit margins by increasing sales of higher-margin retail products at a faster rate than non-retail products and by reducing costs. To achieve these goals we intend to:

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

Improve gross and operating margins.  We intend to increase our margins through shifting product mix and investing in capital improvements and other cost reduction activities. We expect a greater proportion of our sales in the future to be represented by higher-margin products. We plan to invest capital for projects that lower our costs. We intend to examine the location and function of our processing, storage and distribution facilities and optimize the utilization of these assets. We are also investing in additional processing and packaging equipment. We expect that these investments will increase our production flexibility, enabling us to serve our customers better and improve our margins.

Expand and improve our distribution channels.  We plan to expand in existing sales channels, such as mass merchandisers and club stores, and introduce our snack products in new distribution channels, particularly in the convenience store channel. We believe these outlets represent excellent growth opportunities for our snack products because sales in these channels are generally growing faster than traditional grocery stores. We plan to leverage our existing supply chain management capabilities to cost-effectively distribute our products through these new channels.

Pursue external growth opportunities.  In order to maintain and grow our leading market share in culinary nuts and expand our presence in the snack industry, we may make strategic acquisitions, enter into strategic alliances or pursue other external growth opportunities. In particular, we intend to identify opportunities that will allow us to:

•	introduce new products that are complementary to our existing product lines and are capable of being marketed through our existing production and distribution systems;

•	build our brand’s value; and

•	enhance our processing and distribution capabilities to lower our costs.

Principal Products

We market and sell the following products:

Category	Products	Product Features

Culinary	• Shelled nuts	• Whole, sliced, chopped and ground nuts
	• Pegboard nuts	• Recipe ready packages ranging from 2.25- 4.0 ounce sizes
• Glazed nuts
	• Harvest Reserve Premium nuts	• Premium specialty nuts sold in stand-up resealable bags

Snack	• Glazed nuts	• Patented glazing process combined with unique flavors
	• Mixed nuts	• Package sizes ranging from 2.5-ounce to 40-ounce in foil bags, canisters, and Polyethylene Terephthalate (PET) Jugs
	• Roasted nuts	• Innovative canisters designed to be portable with a lid measuring one serving — 1.5 oz of nuts
	• Trail mix	• Unique blends and nutritionally dense products
	• Natural snack products for the produce aisle	• 4 segments for produce snacks: nuts and seeds; trail/snack mixes; dried fruits; and sweet snacks, under the Emerald/Harmony brand

In-shell	• Various uncracked nuts, cleaned and/or polished	• Packaged in clear visible bags, mesh bags and bulk display units
	• Mixed nuts	• Various package sizes ranging from one-pound bags to 25-kilogram sacks, with nut sizes ranging from baby to jumbo

Ingredient/Food Service	• Shelled and processed nuts	• Whole, sliced, chopped and diced ground nuts
	• Custom-processed nuts	• Food processor product of uniform size and consistent color
	• Glazed nuts	• Various large package sizes (ranging from 2 pounds to 30 pounds) tailored for business usage
• Flexible processing and packaging operations

In May 2006, we acquired certain net assets of Harmony Foods Corporation. This acquisition added production capability and product line expansion such as trail mixes, specialty dried fruits, nuts and seeds, sweet/salty snacks and organic snacks.

We offer all of our products in an array of packages to meet different market needs. We sell our culinary nut products in packages that are smaller and more convenient to use than our traditional one-pound packages, and have broadened their appeal and differentiated them from our competitors’ products. Our snack nut products are sold in various “on-the-go” package styles, including resealable foil bags and resealable plastic containers. For example, we offer Emerald snack products in immediate consumption packages (2.25 ounce to 2.5 ounce) designed primarily for convenience stores. We also offer snack products in 20 ounce to 40 ounce PET containers and bags for the club channel. With colorful, eye-catching labels and ergonomically designed, lightweight canisters, our products look and feel different than our competitors’ products, which have traditionally been marketed with understated labels in heavy glass or composite canisters.

Marketing

We believe that our marketing efforts are fundamental to the success of our business. Advertising expenses were $20.4 million in 2007, $18.0 million in 2006 and $22.2 million in 2005. We develop marketing strategies specific to each existing or new product line. Our marketing efforts are focused on building brand awareness, attracting new consumers and increasing consumption. In order to maintain good customer relationships, these efforts are designed to establish a premium value proposition to minimize the impact on our customers’ private label sales. Marketing to ingredient/food service customers is focused on trade-oriented activities.

Our consumer-targeted marketing campaigns include television, print and on-line advertisements, coupons, co-marketing arrangements with complementary consumer product companies, and cooperative advertising with select retail customers. Our television advertising airs on national network and cable channels and often features key sport venues suited to our product demographic such as the Super Bowl, the NFL and Major League Baseball. We design and provide point-of-purchase displays for use by our retail customers. These displays, and other shelving and pegboard displays, help ensure that our products are promoted in a consistent, eye-catching manner. They also enable us to make our products available for sale in multiple locations in a store, often outside of the baking and snack aisles, thus increasing impulse purchase opportunities. Our public relations and event sponsorship efforts are an important component of our overall marketing and brand awareness strategy. Our public relations efforts include distribution of free consumer publications designed to educate consumers about diet and health in addition to the convenience and versatility of nuts as both a snack and recipe ingredient. We also conduct news media outreach programs and use our websites for product promotion and consumer entertainment. We offer samples and reach out to active lifestyle consumers by sponsoring events such as marathons, other running events and a nationally televised college football bowl game, the Emerald Bowl.

Promotional activities associated with our ingredient/food service products include attending regional and national trade shows, trade publication advertising, and customer-specific marketing efforts. These promotional efforts highlight our commitment to quality assurance, our processing and storage capabilities, and product customization. We enter into co-branding arrangements with customers, such as McDonalds, General Mills, and Old Colony Baking, where the producer of another branded product indicates on the package that Diamond of California brand products are an ingredient.

Sales and Distribution

We market our consumer products through our sales personnel directly to large, national grocery, mass merchandiser, club and convenience stores and drug store chains. Our sales department also oversees a network of over 170 independent brokers and various independent distributors and suppliers to regional grocery store chains and convenience stores.

We distribute our products from our California, Alabama and Indiana production facilities, and from leased warehouse and distribution facilities located in California, Florida, Georgia, Illinois, Indiana, Massachusetts, New Jersey, Pennsylvania, Texas, Wisconsin and Canada. Our sales administration and logistics department manages the administration and fulfillment of customer orders. The majority of our products are shipped from our production, warehouse and distribution facilities by contract and common carriers.

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

Once new products have been identified and developed, our internal production staff manages the process from inception to large-scale production and is responsible for consistently delivering high-quality products to market. We process and package most of our products at our Stockton, California, Robertsdale, Alabama and Fishers, Indiana facilities. Periodically, we may use third parties to process and package a portion of our products when warranted by demand requirements for our products.

Competition

We operate in a highly competitive environment. Our products compete against food products sold by many regional and national companies, some of which are larger and have substantially greater resources than Diamond. We believe that additional competitors will enter the snack nut market as large food companies begin to offer products that directly compete with our snack offerings. We also compete for shelf space of retail grocers, convenience stores, drug stores, mass merchandisers and club stores. As these retailers consolidate, the number of customers and potential customers declines and their purchasing power increases. As a result, there is greater pressure to manage distribution capabilities in ways that increase efficiency for these large retailers, especially on a national scale. In general, competition in our markets is based on product quality, price, brand recognition, and loyalty. The combination of the strength of our brands, our product quality and differentiation as well as our broad channel distribution enable us to compete effectively in each of these categories. Our principal competitors are national nut distributors, such as Planters, nut processors, and regional and international food suppliers.

Raw Materials and Supplies

We obtain nuts from domestic and international sources. We currently obtain the majority of our walnuts from growers that have entered into long-term supply contracts, and we purchase all of our other nut requirements from processors on the open market. During 2007, all of the walnuts, peanuts and almonds we obtained were grown in the United States. We obtain all of our walnuts directly from growers located in California and we purchase other nuts from importers and domestic processors. Most of our supply of hazelnuts and pecans were grown in the United States. We import Brazil nuts from the Amazon basin; cashew nuts from India, Africa, Brazil and Southeast Asia; hazelnuts from Turkey; pecans from Mexico; and pine nuts from China.

We believe that we will be able to procure an adequate supply of raw materials for our products in the future, although the availability and cost of raw materials for the production of our products are subject to crop size, quality, yield fluctuations, and changes in governmental regulation, the rate of supply contract renewals as well as other factors.

We purchase from third parties all other supplies used in our business, including roasting oils, seasonings, plastic containers, foil bags, labels and other packaging materials. We believe that each of these supplies is available from multiple sources and that our business is not materially dependent upon any individual supplier relationship.

Trademarks and Patents

We market our products primarily under the Diamond and Emerald brands, which are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other jurisdictions. Our agreement with Blue Diamond Growers limits our use of the Diamond brand in connection with our marketing of snack nut products, but preserves our exclusive use of our Diamond brand for all culinary and inshell nut products. We also own two U.S. patents of various durations related to our processing methods. While these patents are an important element of our success, our business as a whole is not materially dependent on either one of them. We expect to continue to renew for the foreseeable future those trademarks that are important to our business.

Seasonality

We experience seasonality in our business. Demand for our products is highest during the months of September, October, November and December. We purchase walnuts, pecans and almonds, our principal raw materials, between

August and February, and process them throughout the year until the following harvest. As a result of this seasonality, our personnel, working capital requirements and inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California facility associated with the annual harvest during this period.

Employees

As of July 20, 2007, we had 754 full-time employees, consisting of 550 production and distribution employees, 176 corporate staff employees and 28 sales employees. Our labor requirements typically peak during the last quarter of the calendar year, when we generally use temporary labor to supplement our full-time work force. Our production and distribution employees in the Stockton, California plant are members of the International Brotherhood of Teamsters. In 2005, we entered into a five-year collective bargaining agreement with these employees that expires in March 2010. We consider our relations with our employees to be good.

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

The availability, size, quality and cost of raw materials for the production of our products, including walnuts, pecans, peanuts, cashews, almonds and other nuts, are subject to risks inherent to farming, such as crop size, quality, and yield fluctuations caused by poor weather and growing conditions, pest and disease problems, and other factors beyond our control. Nut market prices fluctuate based on supply and demand. Worldwide demand for nuts has been increasing, and if the supply of nuts does not expand to meet demand, our costs will continue to increase. Supply shortages and resulting price increases could adversely impact our profitability. High prices might dampen growth of consumer demand for nuts. Currently, we do not hedge against changes in nut commodity prices. Because walnuts currently represent approximately 60% of our net sales, we are particularly vulnerable to crop disasters or other events that could cause significant fluctuations in the availability and cost of walnuts.

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

We source our walnuts primarily directly from growers pursuant to walnut purchase agreements. These agreements are output contracts that require growers to supply, and Diamond to purchase, all walnut product from the orchards specified in the agreement. To the extent growers under contract produce more walnuts than we anticipate, we would still be required to purchase the entire output, which could lead to an over supply situation in which we may be forced to carry more inventory than we can profitably sell. Similarly, if growers under contract produce fewer walnuts than we anticipate, or if a significant number of growers decide not to renew their contracts as they expire, our supply of walnuts would decline, which would constrain the amount of raw material we have to process and sell. Any significant over supply or shortage of walnuts could adversely impact our operating results.

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

We compete in the highly competitive snack food industry with our Emerald brand snack product line. Some channels through which we sell our Emerald products, such as drug and convenience stores, are different than those that we typically use for culinary and in-shell products, and we have less experience in these channels than our competitors. Furthermore, to compete in other channels, such as club stores, the sales cycle can be extended one year or longer and may require displacing incumbent vendors who have longer relationships with the buyers. Our principal competitors in the snack industry have substantial financial, marketing and other resources. If our competitors lower their prices or increase their promotional spending, or we are unable to compete effectively, our growth opportunities, margins and profitability may decline.

Our snack business currently generates minimal gross margins. If we are not successful in increasing snack sales and lowering unit costs, we may not be able to increase our profitability.

Sales to our top customer represented approximately 19% of our net sales. The loss of any major customer could adversely impact our business.

We depend on a few significant customers for a large proportion of our net sales. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to Wal-Mart Stores, Inc. represented approximately 19% of total net sales for the year ended July 31, 2007. Sales to Costco Wholesale Corporation represented 10% of total net sales for the year ended July 31, 2007. The loss of a significant customer or a material decrease in purchases could result in decreased sales and adversely impact our net income.

Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate and our annual performance will depend largely on results from two quarters.

Our business is highly seasonal, reflecting the general pattern of peak consumer demand for nut products during the months of September, October, November, and December. Typically, a substantial portion of our revenues are earned during our first and second fiscal quarters. We generally experience lower revenues during our third and fourth fiscal quarters and in the future may incur losses in these quarters. Sales in the first and second fiscal quarters accounted for approximately 60% of our revenues for the year ended July 31, 2007. If sales in these quarters are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results.

Changes in the food industry, including changing dietary trends and consumer preferences, could reduce demand for our products.

Consumer tastes can change rapidly due to many factors, including shifting consumer preferences, dietary trends, and purchasing patterns. Our growth is largely dependent on the snack industry, where consumer preferences are particularly unpredictable. To address consumer preferences, we invest significant resources in research and development of new products. If we fail to anticipate, identify or react to consumer trends, or if new products we develop do not achieve acceptance by retailers or consumers, demand for our products could decline, which would in turn cause our revenue and profitability to be lower.

Developments in the walnut industry could threaten our position in the industry.

Advances in walnut shelling and processing equipment have recently made it possible for large growers with consistent supplies of easy-to-crack varieties of walnuts to shell their own walnuts and compete directly with us in the ingredient products segment. In the future, these growers could have lower processing costs than we do. In addition, other walnut handlers compete with us to recruit growers to gain access to walnut crop, and their success could impact our supply of raw walnut material. In order to compete effectively in our markets, we will need to develop strategies for responding to these developments. If we are unable to respond effectively to this change, our sales and profits could be impaired.

We depend on our key personnel and if we lose the services of any of these individuals, or fail to attract and retain additional key personnel, we will not be able to implement our business strategy or operate our business effectively.

Our future success largely depends on the contributions of our senior operating management team. We believe that the expertise and knowledge of these individuals about our industry and their respective fields, are critical factors to our continued growth and success. We do not have key person insurance. The loss of the services of any of these individuals could have a material adverse effect on our business and prospects. Our success also depends upon our ability to attract and retain additional qualified marketing, technical, and other personnel.

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

We conduct a substantial amount of business with vendors and customers located outside the United States. During 2007, sales outside the United States, primarily in Germany, Japan, Spain and Italy, accounted for approximately 26% of our net sales. Our international operations are subject to a number of inherent risks, including:

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

We require a substantial amount of energy and water to process our nuts. Also, transportation costs represent a significant portion of the cost of our products, as we deliver our products and receive our raw materials via third party truck and rail companies. The price of energy, water, and transportation such as fuel prices and labor costs, fluctuate significantly over time. We may not be able to pass on increased costs of production or transportation to our customers. In addition, from time to time, transportation service providers have a backlog of shipping requests, which could impact our ability to ship products in a timely fashion. Increases in the cost of water, electricity, natural gas, fuel or labor, and failure to ship products on time, could substantially harm our business and results of operations.

A disruption at any of our production facilities would significantly decrease production, which could increase our cost of sales and reduce our income from operations.

A temporary or extended interruption in operations at any of our facilities, whether due to technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortages or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to write off inventory and to lose sales. These risks to our business are particularly acute with respect to our Stockton, California facility, where we produced products accounting for over 80% of our net sales for 2007. Further, current and potential customers might not purchase our products if they perceive our lack of an alternate manufacturing facility to be a risk to their continuing source of products.

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

We own our facility located on 70 acres in Stockton, California. This facility consists of approximately 635,000 square feet of office and production space and 120,000 square feet of refrigerated storage space. We lease office space in San Francisco, California. Two other production facilities are located in Robertsdale, Alabama and Fishers, Indiana. The Robertsdale facility is owned by us and consists of approximately 55,000 square feet of office and production space and 15,000 square feet of refrigerated storage space. The Fishers facility is leased and consists of approximately 117,000 square feet of office and production space and 60,000 square feet of warehouse/storage space. The leases on the Fishers facility are noncancellable operating leases which expire through 2019.

We also lease warehousing facilities in California, Florida, Georgia, Illinois, Indiana, Massachusetts, New Jersey, Pennsylvania, Texas, Wisconsin and Canada. We believe that our facilities are generally well maintained and are in good operating condition, and will be adequate for our needs for the foreseeable future.

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

			Dividends
	High	Low	Declared

Year Ended July 31, 2007:
Fourth Quarter	$18.20	$15.25	$0.03
Third Quarter	$19.64	$15.00	$0.03
Second Quarter	$19.93	$15.90	$0.03
First Quarter	$18.10	$13.15	$0.03
Year Ended July 31, 2006:
Fourth Quarter	$20.04	$13.85	$0.03
Third Quarter	$21.80	$16.52	$0.03
Second Quarter	$22.00	$15.45	$0.03
First Quarter	$22.54	$16.01	$—

One of our credit agreements specifies certain limitations on the amount of dividends that may be declared or paid in a fiscal year. See Liquidity and Capital Resources.

As of August 31, 2007, we had approximately 1,378 holders of record of our common stock, although we believe that there are a larger number of beneficial owners.

The following are details of repurchases of common stock during the three months ended July 31, 2007:

			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Repurchased as	Value of Shares
	of Shares	Paid per	Part of Publicly	That May yet Be Purchased
Period	Repurchased(1)	Share	Announced Plans	Under the Plans

Repurchases from May 1 through May 31, 2007	3,002	$16.58	—	—
Repurchases from June 1 through June 30, 2007	2,498	$17.51	—	—
Repurchases from July 1 through July 31, 2007	64,815	$17.03	—	—

Total	70,315	$17.03	—	—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan and are treated as treasury shares available for reissuance.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five year period ended July 31, 2007:

	Years Ended July 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share information)

Statements of operations (2007 and 2006)/Net proceeds data (1):
Net sales	$522,585	$477,205	$462,548	$359,683	$308,450
Patronage inventory at beginning of period	—	—	(101,403)	(94,701)	(96,508)
Patronage inventory at end of period	—	—	67,152	101,403	94,701

Net sales (2007 and 2006)/Gross marketing	522,585	477,205	428,297	366,385	306,643
pool proceeds
Total cost of sales	443,945	411,809	191,387	142,592	111,483

Gross margin (2007 and 2006)/Proceeds before operating expenses	78,640	65,396	236,910	223,793	195,160
Operating expenses:
Selling general and administrative	42,541	37,046	33,188	28,169	26,937
Advertising	20,445	17,977	22,153	14,673	8,744
Restructuring and other costs, net	(15)	3,442	—	—	—
Loss on termination of defined benefit plan	3,054	—	—	—	—

Total operating expenses	66,025	58,465	55,341	42,842	35,681
Income from operations (2007 and 2006) / Operating proceeds	12,615	6,931	181,569	180,951	159,479
Interest, net	1,291	295	4,433	3,403	3,282
Conversion costs	—	—	697	—	—
Early extinguishment of debt	—	—	2,028	—	—
Other	98	310	—	—	—

Income/Proceeds before income taxes	11,226	6,326	174,411	177,548	156,197
Income tax expense (benefit)	2,793	(1,010)	(8,385)	(43)	1,526

Net income (2007 and 2006)/Net proceeds	$8,433	$7,336	$182,796	$177,591	$154,671

Earnings per share
Basic	$0.53	$0.47
Diluted	$0.53	$0.47
Shares used to compute earnings per share
Basic	15,786	15,634
Diluted	15,786	15,653

	Years Ended July 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance sheet data:
Cash and cash equivalents	$33,755	$35,614	$49,035	$4,780	$306
Working capital	100,527	87,689	89,022	72,556	56,343
Total assets	236,403	253,032	252,028	205,895	172,168
Total debt, including short-term debt	20,507	20,000	22,119	79,756	61,239
Total stockholders’/members’ equity	125,341	110,826	99,462	59,214	44,216

Other data (Unaudited):
Walnuts sales as a percentage of total net sales	59.8%	67.0%	71.4%	71.7%	75.7%

(1)	As an agricultural cooperative association, we derived revenues from our patronage business, which consisted of processing and marketing walnuts on behalf of Diamond members and our non-patronage business, which consisted of purchasing, processing and marketing nut varieties other than walnuts. Our financial statements prior to fiscal year 2006 included statements of net proceeds prepared in accordance with GAAP for agricultural cooperative associations, rather than statements of operations. Net proceeds are amounts distributable to member growers from the patronage business. Net proceeds also include net income or loss from non-patronage business. Net proceeds do not include walnut acquisition costs. Effective August 1, 2005, our financial statements have been prepared in accordance with GAAP for companies that are not cooperative associations. We were not a public company during fiscal years prior to 2006, thus no earnings per share data is presented for those years. Also see Note 1 of notes to consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

We are a branded food company specializing in processing, marketing and distributing culinary, in-shell and ingredient nuts and snack products. Our company was founded in 1912 and has a strong heritage in the inshell and culinary markets under the Diamond of California brand. On July 26, 2005 we converted from an agricultural cooperative association to a Delaware corporation and completed the initial public offering of our common stock. As a public company, our focus is on building stockholder value. We intend to expand our existing business and to continue to introduce higher-value branded products in our culinary and snack businesses, including snack products marketed under our Emerald and Emerald/Harmony brand names. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries. We sell products to approximately 900 customers, including over 150 international customers. In general, we sell directly to retailers, particularly large, national grocery store and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores. We also sell our products to mass merchandisers, club stores, convenience stores and through other retail channels.

Our business is seasonal. Consumer demand for nut products, particularly in-shell nuts and to a lesser extent, culinary nuts, is highest during the months of October, November and December. We receive our principal raw material, walnuts, during the period from September to November and process it throughout the year. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last quarter of the calendar year. This seasonality also impacts capacity utilization at our facilities, which routinely operate at capacity for the last four months of the calendar year.

Diamond’s focus is on expanding sales of products in the North American retail channel, particularly snack and culinary products. For non-retail channels, during the last two years, Diamond has focused on increasing sales of higher value added, higher margin products while reducing sales of lower margin products. As a result, volume sales have declined in this channel and are expected to decline for at least the next year. Accordingly, Diamond periodically assesses its walnut supply requirements and sources, including the volume of walnuts to be received under long-term contracts or from other sources. The allocation of walnuts received from the various sources may vary from year to year depending on a variety of factors, including contract renewals, Diamond’s assessment of future walnut supply and demand and other factors.

A disproportionate amount of our net sales and related net income (net proceeds prior to the fiscal year ended July 31, 2006) are recognized in the first half of our fiscal year. For example, net sales in the first half of 2007 and 2006 were 59.9% and 63.3% of net sales for each full fiscal year. In the near term, we expect a higher percentage of our net income to be earned in the first half of our fiscal year because many of our operating costs are fixed and cannot be reduced when net sales are lower quarter to quarter. However, as we continue to introduce new products, such as snack products, we expect net sales, and related net income, to be less seasonal.

The historical financial information contained herein for fiscal years prior to 2006 have been derived from financial statements prepared in accordance with GAAP for agricultural cooperative associations. Effective August 1, 2005, our financial statements have been prepared in accordance with GAAP for companies that are not cooperative associations. The principal difference relates to accounting for walnut inventories. As an agricultural cooperative association we used the net realizable value, or NRV, method to value walnut inventories delivered by members. NRV is the estimated sales price of inventories less estimated completion, distribution and selling costs. Our financial statements prior to August 1, 2005 did not include a cost of goods sold for walnuts received from members. Effective August 1, 2005, we account for purchases of walnuts from growers on a lower of cost or market basis. Consequently, the results of operations reported subsequent to fiscal year 2005 are significantly different than net proceeds reported in fiscal year 2005 and prior.

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

In connection with our July 2005 initial public offering, we entered into long-term Walnut Purchase Agreements with substantially all of our former member growers. Under these agreements, growers deliver their entire walnut crop to us during the Fall harvest season and we provide to each grower their purchase price for this inventory by March 31 of the following year. This purchase price will be a price determined by Diamond in good faith, taking into account market conditions, crop size, quality, and varieties, among other relevant factors. Since the ultimate price to be paid will be determined each March subsequent to receiving the walnut crop, management must make an estimate of this price for the first and second quarter interim financial statements. These estimates are subject to change and such changes, if any, could be material. We determined the purchase prices for the 2005 and 2006 crops in March 2006 and 2007, respectively. These determinations had no material impact on previously reported quarterly results.

Valuation of Long-lived and Intangible Assets and Goodwill.  We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Goodwill is reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” in the fourth quarter of each year. We cannot assure you that a material impairment charge will not be recorded in the future.

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

Income Taxes.  We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed periodically to determine if an adjustment to the valuation allowance is necessary to state such assets at amounts that will more likely than not be recovered.

Accounting for Stock-Based Compensation.  We account for stock-based compensation arrangements, including stock option grants and restricted stock awards, in accordance with the provisions of SFAS No. 123(R) Share-Based Payment. Under SFAS No. 123(R), compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Black Scholes option pricing model to determine the fair value of stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility and forfeiture rates that determine the stock options fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

Non-GAAP Financial Information

The following non-GAAP financial information excludes a one-time charge to cost of sales in the first quarter of fiscal 2006 as a result of the conversion from a cooperative association to a public company in July 2005. This charge relates to the use of NRV accounting for certain inventories acquired prior to August 1, 2005. Starting August 1, 2005, we began using the lower of cost or market method of valuing walnut inventories acquired subsequent to that date. As a result of using NRV accounting for certain inventories through July 31, 2005, these inventories were valued higher than they would have been under the lower of cost or market method. Therefore, as those inventories were sold, the amount charged to cost of goods sold was higher.

Beginning August 1, 2005, our cost basis for walnuts is the price we pay for them. For the year ended July 31, 2005, estimated walnut acquisition cost is presented for purposes of comparability of our financial results to the years ended July 31, 2007 and 2006. Estimated walnut acquisition costs are based on the “field price” reported by the California Statistical Office of the USDA National Agricultural Statistics Service, or CASS, for each related crop year. We believe this information is the only available measure of industry-wide walnut acquisition costs. We cannot determine an actual cost basis for walnuts acquired and sold in years prior to fiscal year 2006. In addition, we:

•	are unable to determine retroactively what we would have paid for walnuts in prior years had we not been a cooperative association;

•	are unable to determine whether what we would have paid for walnuts would approximate amounts paid to other growers by other processors as reflected in the CASS statistics;

•	are limited by the level of detail provided by the CASS statistics; and

•	cannot ensure that the cost of sales amounts implied by the CASS statistics are representative of future cost of sales amounts.

We have not undertaken any effort to validate the accuracy of the CASS statistics.

	Year Ended July 31,
	2007	2006	2005
	(In thousands)

Net sales	$522,585	$477,205	$462,548
Non-GAAP cost of sales	443,945	409,039	413,750

Non-GAAP gross margin	$78,640	$68,166	$48,798

A reconciliation of GAAP to non-GAAP information is as follows:

	Year Ended July 31,
	2006	2005
	(In thousands)

GAAP cost of sales	$411,809	$191,387
Adjustment to remove one time impact of accounting for certain inventories on NRV basis	(2,770)	—
Adjustment to convert walnut inventories to cost basis and to record estimated walnut cost of goods sold	—	222,363

Non-GAAP cost of sales	$409,039	$413,750

Results of Operations

2007 Compared to 2006

Net sales were $522.6 million and $477.2 million for the years ended July 31, 2007 and 2006. The increase in net sales was primarily due to higher volumes in North American Retail, partially offset by lower volume in the North American Ingredient and International channels. Volume increased from 193.8 million pounds sold in 2006 to 209.7 million pounds sold in 2007, an increase of 8.2%.

	Years ended July 31,		% Change from
	2007	2006	2006 to 2007

North American Retail(1)	$333,117	$274,879	21.2%
International	112,830	114,781	(1.7)
North American Ingredient/Food Service	73,822	84,475	(12.6)
Other	2,816	3,070	(8.3)

Total	$522,585	$477,205	9.5%

(1)	North American Retail represents sales of our culinary, snack and in-shell products in North America.

The increase in North American Retail sales resulted from the continued expansion of our snack products, sales of which were $79.6 million in 2007 compared to $40.7 million in 2006, and to increased sales of culinary products, particularly in the club channel, offset by lower culinary sales in the mass merchandiser channel. Sales were lower in the mass merchandiser channel as a result of our decision not to participate in a seasonal program with one customer. Total culinary sales in dollar terms increased 9.3% in 2007. Inshell sales, in dollar terms increased 3.8% in 2007. International and ingredient sales declined primarily as a result of fewer products available to sell. This decline in volume was offset, in part, by higher pricing.

Sales of walnuts and other nuts as a percentage of net sales were:

	Years ended July 31,
	2007	2006

Walnuts	59.8%	67.0%
Other nuts	40.2%	33.0%

Total	100.0%	100.0%

Gross margin.  Gross margin as a percentage of net sales was 15.0% and 13.7% for the years ended July 31, 2007 and 2006. Gross Margin in 2006 included a one-time charge to cost of sales as a result of the conversion from cooperative to public company, as described above. Excluding this charge, gross margin in 2006 was 14.3%. On a non-GAAP basis, gross margin per pound shipped increased 6.5% to $0.375 in 2007 from $0.352 in 2006.

Selling, general and administrative.  Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation, facility costs and stock-based compensation. Selling, general and administrative expenses were $42.6 million and $37.0 million for the years ended July 31, 2007 and 2006. Selling, general and administrative expenses included stock based compensation charges of $5.9 million and $4.0 million for 2007 and 2006. Selling, general and administrative expense as a percentage of net sales were 8.1% and 7.8% for 2007 and 2006. The increase in selling, general and administrative expenses is primarily due to additional sales and marketing costs and non-cash stock-based compensation expense.

Advertising.  Advertising expense was $20.4 million and $18.0 million for the years ended July 31, 2007 and 2006. The increase is principally due to our continued investment in the brand equity of Emerald.

Restructuring and other costs, net.  Restructuring and other costs for the year ended July 31, 2007 totaled $(0.02) million. This net credit related principally to 1) costs of closing the our Lemont facility and the consolidation of operations in the Fishers’ facility of $1.0 million 2) contract termination costs and certain professional fees of $0.2 million offset by 3) a gain on the sale of the Lemont facility of $1.2 million.

Restructuring and other costs totaled $3.4 million in 2006 and consist of 1) restructuring expenses principally related to the closure of our Lemont facility and the consolidation of operations in our Fishers’ facility; 2) costs related to terminating two contracts, one with PG&E associated with our cogeneration plant and one associated with a former distributor for Germany; and 3) professional service fees related to the identification of California Enterprise Zone tax credits as described in the income tax benefit section below.

Loss on termination of defined benefit plan.  During the year ended July 31, 2007, we recorded a substantially non-cash loss on termination of defined benefit plan of $3.1 million related to the termination of a qualified defined benefit plan covering all salaried employees.

Interest.  Net interest expense was $1.3 million and $0.3 million for the years ended July 31, 2007 and 2006. The increase was primarily due to less average net cash available for investment during 2007 as compared to 2006.

Income taxes.  Income tax expense was $2.8 million in 2007 compared to a benefit of $(1.0) million in 2006. The 2006 income tax benefit includes approximately $3.8 million (net of federal income tax impact) of California Enterprise Zone tax credits for years prior to 2006. Without such benefit, the effective tax rate would have been 42% in 2006. During 2007, we reduced our effective tax rate for the year from 42% to 38%, and recognized the effect of discrete tax items (including reduction of a valuation reserve of approximately $1.0 million as we have been profitable since the conversion) which reduced our effective tax rate to approximately 25%. Income tax expense for 2008 is expected to be approximately 38% of pre-tax income before the impact of any discrete tax items.

2006 Compared to 2005

Net sales were $477.2 million and $462.5 million for the years ended July 31, 2006 and 2005. The increase in net sales was primarily due to higher prices and to sales from the acquired Harmony business, partially offset by lower volume. Volume decreased from 225.7 million pounds sold in 2005 to 193.8 million pounds sold in 2006. The increase in prices reflected higher commodity costs for raw materials, which we were able to pass on, in part, to consumers. This higher pricing was principally for walnuts, pecans and almonds in the North American Retail channel, and walnuts in the North American Ingredient/Food Service and International channels.

Net sales by channel (in thousands):

	Years ended July 31,		% Change from
	2006	2005	2005 to 2006

North American Retail	$274,879	$228,522	20.3%
International	114,781	122,514	(6.3)
North American Ingredient/Food Service	84,475	107,029	(21.1)
Other	3,070	4,483	(31.5)

Total	$477,205	$462,548	3.2%

The increase in North American Retail sales reflects the expansion of our snack products, sales of which were $40.7 million in 2006 (including $6.7 million sales of Harmony products) compared to $21.6 million in 2005, price increases on various products, and increased volume for culinary products, particularly in the mass merchandisers and club channels. International and ingredient/food service sales decreased as a result of less product available to sell due to lower ending inventory at July 31, 2005. The decline in volume was partially offset by higher pricing.

Sales of walnuts and other nuts as a percentage of net sales were as follows:

	Years Ended July 31,
	2006	2005

Walnuts	67.0%	71.4%
Other nuts	33.0%	28.6%

Total	100.0%	100.0%

Gross margin.  Gross margin was 13.7% for the year ended July 31, 2006 and included a one-time charge to cost of sales as described above. On a non-GAAP basis gross margin for the years ended July 31, 2006 and 2005 were 14.3% and 10.6%, respectively and gross margin per pound shipped increased 63.0% to $0.352 in 2006 from $0.216 in the same period of 2005.

Selling, general and administrative.  Selling, general and administrative expenses were $37.0 million and $33.2 million for the years ended July 31, 2006 and 2005. Selling, general and administrative expenses for the year ended July 31, 2006 included stock-based compensation charges of $4.0 million. There was no such charge in 2005. Selling, general and administrative expenses as a percentage of net sales were 7.8% and 7.2% for 2006 and 2005.

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

As of July 31, 2007, we had a total of $20.0 million of senior notes outstanding with two institutional investors. We are required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum.

We have an unsecured master loan agreement with CoBank, which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million that bears interest at a rate of LIBOR plus 0.65% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million that bears interest at a rate of LIBOR plus 0.70% per annum. The expiration of the long-term revolver agreement is April 1, 2012. The expiration of the revolving line of credit is April 1, 2009. As of July 31, 2007 and 2006, there were no borrowings outstanding on either facility.

We have a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $3.0 million letter of credit facility. The revolving line of credit expires on January 15, 2008 and bears interest at a rate of LIBOR plus 0.65% per annum. As of July 31, 2007 and 2006, there were no borrowings outstanding on this credit facility.

All credit facilities subject us to financial and other covenants and certain customary events of default. Further, the credit agreement with a bank limits the amount of dividends declared or paid to 3% of the Company’s market capitalization. As of July 31, 2007 and July 31, 2006, we were in compliance with all applicable covenants in our credit facilities.

Our investment in CoBank represents our cost basis in its stock. We are required to maintain this investment to comply with our borrowing agreements with CoBank. This investment cannot be readily converted to cash because we cannot dispose of it without the prior approval of CoBank and only in the event of termination of our borrowing agreements with CoBank.

Working capital and stockholders’ equity were $100.5 million and $125.3 million at July 31, 2007 compared to $87.7 million and $110.8 million at July 31, 2006.

During the year ended July 31, 2007, cash provided by operating activities was $3.8 million compared to $34.0 million during the year ended July 31, 2006. The decrease in cash from operating activities was primarily due to timing and amount of payments to growers. Cash used in investing activities was $3.6 million in 2007 compared to $27.4 million in 2006. This change is primarily due to the acquisition of Harmony during 2006 and the sale of the Lemont facility in 2007 which resulted in cash proceeds of $2.9 million. Cash used in financing activities during 2007 was $2.0 million compared to $20.0 million in 2006. Payments in 2006 principally represent initial public offering proceeds paid to former members.

Cash provided by operating activities during the year ended July 31, 2006, was $34.0 million compared to $10.5 million during the year ended July 31, 2005. The increase was due to improved management of working capital. Cash used in investing activities was $27.4 million in 2006 compared to $10.4 million in 2005. The increase was primarily due to the acquisition of Harmony for approximately $19.2 million. Cash used in financing activities during 2006 was $20.0 million which principally represented amounts paid to former members for their membership interests. This compares to cash provided by financing activities of $48.2 million in 2005 which represents proceeds from the initial public offering of $105.8 million, partially offset by $57.6 million used to pay off short and long-term debt.

We believe cash on hand, cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our existing lines of credit, will be sufficient to fund our contractual commitments, repay obligations as required, and meet our operational requirements through the year ending July 31, 2008.

Contractual Obligations and Commitments

Contractual obligations and commitments at July 31, 2007 are as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term obligation (a)	$20.3	$0.1	$4.1	$8.1	$8.0
Interest on long-term obligations	6.5	1.5	2.8	1.7	0.5
Operating leases	13.8	2.0	3.8	3.7	4.3
Purchase commitments (b)	3.6	3.6	—	—	—
Other long-term liabilities (c)	6.7	0.2	0.4	0.5	5.6

Total	$50.9	$7.4	$11.1	$14.0	$18.4

(a)	Excludes $2.3 million in letters of credit outstanding related to normal business transactions.
(b)	Commitments to purchase new equipment. Excludes purchase commitments under Walnut Purchase Agreements.
(c)	Excludes $0.4 million in deferred rent liabilities.

Off-Balance Sheet Arrangements

As of July 31, 2007, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS No. 159 will have a material impact on our results of operations or financial conditions.

In June 2007, the FASB approved the issuance of Emerging Issues Task Force Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders’ equity instead of benefiting income tax expense. This EITF is effective for financial statements issued for fiscal years beginning after September 15, 2007. We are currently evaluating the impact of EITF 06-11 and do not expect that it will have a material effect on our financial statements.

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

The sensitivity of our cash and cash equivalent portfolio as of July 31, 2007 to a 100 basis point increase or decrease in interest rates would be an increase of pretax income of approximately $0.3 million or a decrease of pretax income of $0.3 million, respectively.

Interest rate volatility could also materially affect the fair value of our fixed rate debt, as well as the interest rate we pay on future borrowings against our lines of credit and revolver. The interest rate we pay on future borrowings under our lines of credit and revolver are dependent on the London Interbank Offered Rate (LIBOR).

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Diamond Foods, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment using the criteria set forth by COSO in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of July 31, 2007.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting.

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

/s/ Michael J. Mendes President and Chief Executive officer	/s/ Seth Halio Executive Vice President and Chief Financial Officer

October 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Diamond Foods, Inc.
Stockton, California

We have audited the accompanying consolidated balance sheets of Diamond Foods, Inc. and subsidiaries (the “Company”) as of July 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the statements of net proceeds, member’s equity and cash flows for the year ended July 31, 2005. We also have audited the Company’s internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Foods, Inc. and subsidiaries as of July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 13 to the consolidated financial statements, in fiscal year 2007, the Company adopted Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Also, as discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective August 1, 2005.

/s/  Deloitte & Touche LLP

San Francisco, California
October 11, 2007

DIAMOND FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,
	2007	2006
	(In thousands, except share and per share information)

ASSETS
Current assets:
Cash and cash equivalents	$33,755	$35,614
Trade receivables, net	50,662	49,536
Inventories	90,619	99,177
Deferred income taxes	4,805	4,578
Prepaid income taxes	1,854	3,147
Property held for sale	—	1,728
Prepaid expenses and other current assets	2,417	4,182

Total current assets	184,112	197,962
Property, plant and equipment, net	33,936	34,291
Investment in CoBank	1,774	2,191
Deferred income taxes	4,922	4,812
Goodwill	5,432	5,077
Other intangible assets, net	3,707	3,941
Other assets	2,520	4,758

Total assets	$236,403	$253,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term obligations	$162	$—
Accounts payable and accrued liabilities	26,306	28,371
Payable to growers	57,117	81,902

Total current liabilities	83,585	110,273
Long-term obligations	20,345	20,000
Other liabilities	7,132	11,933
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares;
15,848,717 and 15,737,194 shares issued and 15,764,647 and 15,737,194 shares outstanding at July 31, 2007 and 2006, respectively	16	16
Treasury stock, at cost: 84,070 shares at July 31, 2007	(1,436)	—
Additional paid-in capital	101,106	93,962
Accumulated other comprehensive income (loss)	2,233	(36)
Retained earnings	23,422	16,884

Total stockholders’ equity	125,341	110,826

Total liabilities and stockholders’ equity	$236,403	$253,032

See notes to consolidated financial statements

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (2007 AND 2006)
CONSOLIDATED STATEMENT OF NET PROCEEDS (2005)

	Year Ended July 31,
	2007	2006	2005
	(In thousands, except per share information)

Net sales	$522,585	$477,205	$462,548
Patronage inventory at end of period	—	—	(101,403)
Patronage inventory at beginning of period	—	—	67,152

Net sales (2007 and 2006)/Gross marketing pool proceeds (2005)	522,585	477,205	428,297
Cost of sales	443,945	409,039	191,387
Cost of sales — NRV amount	—	2,770	—

Total cost of sales	443,945	411,809	191,387

Gross margin (2007 and 2006)/Proceeds before operating expenses (2005)	78,640	65,396	236,910
Operating expenses:
Selling, general and administrative (including $5,859 and $3,992 of stock-based compensation for 2007 and 2006)	42,541	37,046	33,188
Advertising	20,445	17,977	22,153
Restructuring and other costs, net	(15)	3,442	—
Loss on termination of defined benefit plan	3,054	—	—

Total operating expenses	66,025	58,465	55,341

Income from operations (2007 and 2006)/Operating proceeds (2005)	12,615	6,931	181,569
Interest expense, net	1,291	295	4,433
Conversion costs	—	—	697
Other	98	310	—
Early extinguishments of debt	—	—	2,028

Income before income tax expense (benefit)(2007 and 2006)/
Proceeds before income tax (benefit) (2005)	11,226	6,326	174,411
Income tax expense (benefit)	2,793	(1,010)	(8,385)

Net income (2007 and 2006)/Net proceeds (2005)	$8,433	$7,336	$182,796

Earnings per share
Basic	$0.53	$0.47
Diluted	$0.53	$0.47
Shares used to compute earnings per share
Basic	15,786	15,634
Diluted	15,786	15,653

See notes to consolidated financial statements

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’/MEMBERS’ EQUITY

							Accumulated	Total
				Additional	Working		Other	Stockholders’/
	Common Stock		Treasury	Paid-In	Capital	Retained	Comprehensive	Members’
	Shares	Amount	Stock	Capital	Retains	Earnings	Income/(Loss)	Equity
	(In thousands, except share information)

Balance, July 31, 2004		$—	$—	$—	$41,714	$17,500	$—	$59,214
Nonpatronage loss					—	(6,545)		(6,545)
Working capital retains					38,500	—		38,500
Initial public offering of common stock, net of underwriting and offering expenses and amounts due former members electing cash in lieu of common stock	15,555,506	16		88,491	(38,500)			50,007
Revolvement of working capital retains	—	—	—	—	(41,714)	—	—	(41,714)

Balance, July 31, 2005	15,555,506	16		88,491	—	10,955		99,462
Shares issued under Employee Stock Purchase Plan (ESPP)	57,872			802				802
Stock compensation expense	123,816			3,992				3,992
ESPP disqualifying dispositions				37				37
Conversion of Long Term
Incentive Plan				640				640
Dividends paid						(1,407)		(1,407)
Comprehensive Income:
Net income						7,336		7,336
Other comprehensive loss							(36)	(36)

Total comprehensive income:	—	—	—	—	—	—	—	7,300

Balance, July 31, 2006	15,737,194	16		93,962	—	16,884	(36)	110,826
Shares issued under ESPP and upon stock option exercises	88,355			1,204				1,204
Stock compensation expense	23,168			5,859				5,859
ESPP disqualifying dispositions				78				78
Tax benefit — restricted stock				3				3
Treasury stock repurchase	(84,070)		(1,436)					(1,436)
Dividends paid						(1,895)		(1,895)
Adjustment to initially apply SFAS No. 158							2,230	2,230
Comprehensive income:
Net income						8,433		8,433
Other comprehensive income							39	39

Total comprehensive income:	—	—	—	—	—	—	—	8,472

Balance, July 31, 2007	15,764,647	$16	$(1,436)	$101,106	$—	$23,422	$2,233	$125,341

See notes to consolidated financial statements

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (2007 and 2006)/Net proceeds (2005)	$8,433	$7,336	$182,796
Adjustments to reconcile net income (2007 and 2006)/net proceeds (2005) to net cash provided by operating activities:
Depreciation and amortization	7,561	5,532	4,717
Deferred income taxes	(1,874)	(1,531)	(6,593)
Loss on termination of defined benefit plan	2,575
Tax benefit related to stock-based compensation plans	81	37	—
Excess tax benefit from ESPP and stock option transactions	(81)	(37)	—
Stock-based compensation	5,859	3,992	—
Gain on sale of property held for sale	(1,193)	—	—
Loss on disposal of fixed assets	19	442	—
Gain on foreign currency	39	—	—
Early extinguishment of debt	—	—	233
CoBank patronage dividend paid in stock	(2)	(47)	(119)
Changes in assets and liabilities (net of effects of acquisition):
Trade receivables	(1,048)	(4,805)	(9,470)
Inventories	8,077	17,278	24,346
Prepaid expenses and other current assets	1,581	(1,957)	(1,482)
Other assets	454	1,764	1,310
Accounts payable and accrued liabilities	(1,871)	(4,419)	8,106
Payable to growers	(24,785)	9,348
Other liabilities	(11)	1,027	811
Adjustment to current member account for change in prepaid inventory costs	—	—	7,216
Cash payments to members	—	—	(201,415)

Net cash provided by operating activities	3,814	33,960	10,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital revolvement from CoBank	419	126	100
Proceeds from sales of property, plant and equipment	2,941	49	—
Acquisition of Harmony	(197)	(19,186)	—
Purchases of property, plant, and equipment	(6,790)	(8,354)	(10,500)

Net cash used in investing activities	(3,627)	(27,365)	(10,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable borrowings (repayments), net	—	(2,119)	(42,173)
Net proceeds from initial public offering	—	—	105,836
Payment to members for membership interests	—	(17,329)	—
Issuance of common stock under stock plans	1,204	802	—
Dividends paid	(1,895)	(1,407)	—
Excess tax benefit from ESPP and stock option transactions	81	37	—
Purchases of treasury stock	(1,436)	—	—
Additions to long-term obligation	—	—	10,000
Payments of long-term obligations	—	—	(25,464)

Net cash provided by (used in) financing activities	(2,046)	(20,016)	48,199

Net increase (decrease) in cash and cash equivalents	(1,859)	(13,421)	48,255
Cash and cash equivalents:
Beginning of period	35,614	49,035	780

End of period	$33,755	$35,614	$49,035

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,638	$696	$4,580
Income taxes	3,878	2,178	(296)
Non-cash investing activities:
Liabilities assumed in Harmony acquisition	—	3,404	—
Accrued capital expenditures	94	380	420
Non-cash financing activities:
Net proceeds from initial public offering payable to members	—	—	17,329
Accrued liability exchanged for options to acquire common stock	—	640	—
Capital lease obligations incurred	507	—	—

See notes to consolidated financial statements

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2007, 2006 and 2005
(In thousands, except share and per share information)

(1)	Conversion and Initial Public Offering

On July 26, 2005, after receiving required approvals and meeting certain conditions, Diamond Walnut Growers, Inc. (“Diamond Walnut”) converted from an agricultural cooperative association to a Delaware corporation through a merger with and into its wholly-owned subsidiary, Diamond Foods, Inc. (the “Company” or “Diamond”), and at the same time completed an initial public offering of Diamond common stock. The Company retained its July 31 fiscal year end. The conversion was accounted for using the historical carrying values of the assets and liabilities of Diamond Walnut. Immediately after the conversion, the working capital retains of members of Diamond Walnut were reclassified to payable to members. At the time of the conversion and initial public offering, all patronage member interests in Diamond Walnut were exchanged for Diamond common stock or a combination of Diamond common stock and cash. The results of operations of Diamond subsequent to the conversion were not significant, and accordingly, the accompanying financial statements for 2005 are presented as though Diamond were a cooperative for the entire year.

(2)	Organization and Significant Accounting Policies

Business

Diamond processes, markets and distributes culinary, in-shell and ingredient/food service nuts and snack products. The Company obtains the majority of its walnuts from growers who are located in California and through July 26, 2005, were members of Diamond Walnut. The Company obtains its other nuts from independent suppliers. Diamond sells products to approximately 900 customers, including over 150 international customers. In general, the Company sells directly to retailers, particularly large, national grocery and club stores, mass merchandisers, and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”). Prior to August 1, 2005 the Company’s financial statements were prepared in accordance with GAAP for agricultural cooperative associations. The principal difference relates to accounting for walnut inventories received from cooperative members. As a cooperative association, Diamond used the net realizable value method to value these inventories. Walnuts received by Diamond subsequent to July 31, 2005 are accounted for under the lower of cost (first-in, first-out), or market method. As a result, the statements of operations for the years ended July 31, 2007 and 2006 and the statements of net proceeds for the year ended July 31, 2005 are not comparable.

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

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Risks and Concentrations

The Company’s revenues are principally derived from the sale of culinary, in-shell and ingredient/food service nuts and snack products, the market for which is highly competitive. Significant changes in customer buying behavior could adversely affect the Company’s operating results. Sales to the Company’s largest customer accounted for approximately 19%, 19% and 17% of net sales in 2007, 2006 and 2005, respectively. Sales to the second largest customer accounted for approximately 10% of net sales in 2007. Sales to the second largest customer accounted for less than 10% of net sales in 2006 and 2005.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include investment of surplus cash in securities (primarily money market funds) with maturities at date of purchase of three months or less.

Inventories

Prior to August 1, 2005, patronage inventories (walnuts acquired from members) were stated at estimated net realizable value (estimated sales price less estimated completion, distribution and selling costs). Other inventories include purchased commodities, processed walnuts used in non-patronage products, manufacturing costs and packing materials and supplies, and are stated at the lower of cost (first-in, first-out basis) or market. Effective August 1, 2005 all inventories are accounted for at the lower of cost (first-in, first-out) or market.

Crop Accounting Policy

Through July 31, 2005, Diamond operated on a pool year basis, with crop year pools established for members’ products delivered for processing and marketing. Net patronage proceeds of the pool were partially distributed as advances for raw products delivered. In addition, net patronage proceeds or losses from the sale of member products were allocated to the members in the appropriate commodity crop year pool. Payments to members were specifically identified as to crop year pool and were charged directly to current member accounts. Each crop year pool was closed when the related crop was substantially sold by making a final distribution to members based upon their patronage in that pool. The board of directors determined the amount and timing of payments to and for its members.

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

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impairment of Long-Lived and Intangible Assets and Goodwill

Management periodically reviews for impairment long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” and goodwill and certain intangible assets, not subject to amortization, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

Shipping and Handling Costs

Shipping and handling costs billed to customers are included in net sales. Shipping and handling costs are charged to cost of sales as incurred.

Income Taxes

Prior to July 31, 2005, Diamond was a nonexempt cooperative association under the federal tax code. Nonexempt cooperative associations accrue income taxes only on net non-patronage proceeds and certain expenses, which are not deductible for tax purposes. No provision for taxes was made for net patronage proceeds paid or allocated to members as qualified notices of allocation. Effective August 1, 2005, all business activities of Diamond became taxable under provisions of the Internal Revenue Code and certain state tax laws.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred income taxes not expected to be recovered.

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

Foreign Currency Hedging

To reduce the risk of foreign currency exchange movements, Diamond periodically enters into forward contracts. These derivative instruments have settlement dates generally less than one year, are recorded at fair value, and are included in accrued liabilities (balances at July 31, 2007 and 2006 were not material). There were no outstanding forward contracts at July 31, 2007. At July 31, 2006 Diamond had outstanding forward contracts to deliver 1.1 million Euros at various dates through January 2007. These contracts had an average exchange rate of 1.22 US Dollars per Euro. Forward contracts totaling 483 Euros were designated as cash flow hedges in accordance with SFAS No. 133, “Derivative Financial Instruments and Hedging.” Accordingly, changes in derivative fair values were deferred and recorded as a component of other comprehensive income until the underlying transaction was recorded in earnings. In the period in which the hedged item affects earnings, gains or losses on the derivative instrument are reclassified from other comprehensive income to the statement of operations. Diamond assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

The following table summarizes the impact of cash flow hedges on other comprehensive income in 2007 (in thousands):

At July 31, 2006	$(36)
Net change on cash flow hedges	0
Reclassification to other income	36

At July 31, 2007	$—

Stock-Based Compensation

The Company has various stock-based compensation programs that provide for equity awards, including stock options and restricted stock. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Company adopted the provisions of SFAS No. 123(R) in fiscal year 2006 and accounts for all share-based awards in accordance with that standard.

Adoption of SFAS. No. 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted the recognition and measurement provisions of this standard effective July 31, 2007 and recognized an after-tax increase in accumulated other comprehensive income of $2.2 million. See Note 13.

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its results of operations or financial conditions.

In June 2007, the FASB approved the issuance of Emerging Issues Task Force Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders’ equity instead of benefiting income tax expense. This EITF is effective for financial statements issued for fiscal years beginning after September 15, 2007. The Company is currently evaluating the impact of EITF 06-11 but does not expect that it will have a material effect on our financial statements.

(3)	Stock-Based Compensation

The Company uses a broad based equity incentive plan to help align employee and director incentives with stockholders’ interests. The 2005 Equity Incentive Plan (the “Plan”) was approved in March 2005 and provides for the awarding of options, restricted stock, stock bonuses, restricted stock units, and stock appreciation rights. The Compensation Committee of the Board of Directors administers the Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the Plan, and the number of shares available for issuance under the Plan will increase by an amount equal to 2% of the Company’s total outstanding shares as of July 31 each year.

In 2005, the Company began granting shares of restricted stock and stock options under the Plan. The shares of restricted stock vest over a three-year period. The stock options expire in ten years and vest over three years. As of July 31, 2007, options to purchase 1,621,170 shares of common stock were outstanding, of which 877,297 were exercisable. At July 31, 2007, the Company had 503,864 shares available for future grant under the Plan.

The 2005 Employee Stock Purchase Plan provides for eligible employees to purchase shares of common stock at a discount on a periodic basis. As of July 31, 2007, 556,781 shares of common stock were reserved for issuance under the Employee Stock Purchase Plan, and shares available for issuance will increase by an amount equal to 1% of the Company’s total outstanding shares as of July 31 each year, up to a maximum of 4,000,000 shares. During the year ended July 31, 2007, 53,837 shares were issued under the Employee Stock Purchase Plan.

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based awards. Beginning with its adoption by the Company in August 2005, the fair value of all stock options granted subsequent to August 1, 2005 will be recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. SFAS No. 123R requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period, generally three years from date of grant or award.

As required under SFAS No. 123R the Company continues to account for stock-based compensation for options granted prior to August 1, 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the options were granted at market price, no compensation expense is recognized. Prior to the adoption of SFAS No. 123(R), tax benefits for any deduction in excess of recognized compensation costs were reported as operating cash flows. After adoption of SFAS No. 123(R) excess tax benefits from stock option exercises are reported as financing cash flows.

As required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”, the Company has provided fair value based pro-forma disclosures in its financial statements related to stock options. If compensation expense for the Company’s various stock option plans had been determined based upon the estimated fair values at the grant dates for all awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro-forma net income, basic and diluted earnings per common share would have been as follows (for the years ended July 31):

	2007	2006

Net income, as reported	$8,433	$7,336
Total stock-based compensation recorded in the statement of operations, net of related tax effects	4,401	2,388
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5,748)	(3,514)

Pro forma net income	$7,086	$6,210

Net income per common equivalent share:
Basic — as reported	$0.53	$0.47
Basic — pro forma	$0.45	$0.40
Diluted — as reported	$0.53	$0.47
Diluted — pro forma	$0.45	$0.40

The pro-forma effect on net proceeds in 2005 was not material.

Stock Option Awards:  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities were estimated based on the Company’s implied historical volatility. The expected term of options granted and forfeiture rates were based on assumptions and historical data to the extent it is available. The risk-free rates were based on U.S. Treasury yields for notes with comparable terms as the option grants, in effect at the time of the grant. For purposes of this valuation model, dividends are based on the historical rate. Assumptions used in the Black-Scholes model are presented below (for the years ended July 31):

	2007	2006

Average expected life, in years	6	6
Expected volatility	30.00%	27.50%
Risk-free interest rate	4.75%	4.61%
Dividend rate	0.72%	0.67%

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes option activity during the years ended July 31, 2007 and 2006:

		Weighted Average	Weighted Average
	Number of	Exercise Price Per	Remaining	Aggregate
	Shares	Share	Contractual Life	Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Outstanding at July 31, 2005	1,123	$17.00
Granted	657	18.15
Exercised	—	—
Cancelled	(132)	17.44

Outstanding at July 31, 2006	1,648	17.43	9.2	$—
Granted	117	16.93
Exercised	(35)	16.97
Cancelled	(109)	17.88

Outstanding at July 31, 2007	1,621	17.37	8.3	$226

Exercisable at July 31, 2006	341	17.00	9.0	$—
Exercisable at July 31, 2007	877	17.18	8.2	$159

The weighted average fair value of options granted during the 2007, 2006 and 2005 were $5.91, $6.13 and $5.18, respectively. The total intrinsic value of options exercised during 2007 was $55. No options were exercised in 2006 and 2005. The total fair value of options vested during 2007 and 2006 were $3,510 and $1,766. No options vested in 2005.

Changes in the Company’s nonvested options during 2007 and 2006 are summarized as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
	(In thousands)

Nonvested at July 31, 2005	1,123	$5.18
Granted	657	6.13
Vested	(341)	5.18
Cancelled	(132)	5.66

Nonvested at July 31, 2006	1,307	5.80
Granted	117	5.91
Vested	(615)	5.71
Cancelled	(65)	5.84

Nonvested at July 31, 2007	744	5.89

As of July 31, 2007, there was $2.5 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.9 years. The total intrinsic value of restricted stock vested in 2007 and 2006 was $4,123 and $2,903. No restricted stock vested in 2005.

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards:  Restricted stock activity during 2007 and 2006 is summarized as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
	(In thousands)

Outstanding at July 31, 2005	598	$17.00
Granted	149	18.94
Vested	(193)	17.00
Cancelled	(25)	17.65

Outstanding at July 31, 2006	529	17.52
Granted	27	16.75
Vested	(242)	17.37
Cancelled	(4)	19.67

Outstanding at July 31, 2007	310	17.50

The weighted average grant date fair value of restricted stock awards granted during 2007, 2006 and 2005 were $16.75, $18.94 and $17.00, respectively.

As of July 31, 2007, there was $4.9 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.3 years.

Employee Stock Purchase Plan:  Under the Employee Stock Purchase Plan, full-time employees are permitted to purchase a limited number of Diamond common shares at 85% of market value. Under this plan, Diamond sold 53,837 shares to employees in fiscal 2007 and 57,872 in fiscal 2006. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions (for the years ended July 31):

	2007	2006

Average expected life, in years	0.75	0.75
Expected volatility	29.4%	27.5%
Risk-free interest rate	4.8%	4.3%
Dividend rate	0.68%	0.71%

The weighted-average fair value of the purchase rights granted during fiscal 2007 and 2006 were $3.52 and $3.70.

(4)	Earnings Per Share

Options to purchase 1,621,170 and 1,648,459 shares of common stock were outstanding at July 31, 2007 and 2006, respectively. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and includes the dilutive effect of common shares issuable upon the exercise of outstanding options, calculated using the treasury stock method. All options to purchase common stock are excluded from the diluted earnings per share calculation in periods with net loss. Options to purchase 1,196,775 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $16.71 for the year ended July 31, 2007, and therefore their effect would be antidilutive. Options to purchase 837,631 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $17.88 for the year ended July 31, 2006 and therefore their effect would be antidilutive.

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Acquisition of Assets of Harmony Foods Corporation

On May 9, 2006, Diamond completed its acquisition of certain net assets of Harmony Foods Corporation (“Harmony”) for approximately $19 million in cash (including transaction costs) and the assumption of certain defined liabilities. The assets acquired and liabilities assumed from Harmony are herein referred to as the “Harmony- Retail Division.” Among the assets Diamond acquired is Harmony’s strategically located processing and packaging plant in Fishers, Indiana. This plant has the capacity to produce products such as trail mixes, specialty dried fruits, nuts and seeds, sweet/salty snacks and organic snacks, which are available in multiple packaging options including resealable single and multiple serve bags, deli cups and self-serve produce bins. Diamond also acquired the Harmony and Homa brands, as well as $4.5 million of working capital. Additionally, as part of the acquisition, the Company offered employment to approximately 100 former employees of Harmony Foods Corporation. In fiscal year 2007, the Company reached final settlement with the seller and paid additional acquisitions costs. As a result, an additional $355 of goodwill was recognized as of July 31, 2007.

The acquisition has been accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.”

The total purchase price was $19.4 million, including $1.3 million in transaction related costs, which has been allocated to the fair values of assets acquired and liabilities assumed as follows:

Accounts receivable	$2,563
Inventory	4,704
Prepaid expenses	203
Property, plant and equipment	5,640
Customers contracts and related relationships	2,400
Trademark and trade names	1,600
Goodwill	5,432
Liabilities assumed	(3,159)

Purchase price	$19,383

Intangible assets (gross) consisted of the following:

	July 31,
	2007	2006

Goodwill	$5,432	$5,077
Intangible assets subject to amortization:
Customer contracts and related relationships	2,400	2,400
Trademarks and trade names	1,600	1,600

	4,000	4,000

Total goodwill and intangible assets	$9,432	$9,077

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets (net) consisted of the following:

	July 31,
	2007	2006

Goodwill	$5,432	$5,077
Intangible assets subject to amortization:
Customer contracts and related relationships, net of accumulated amortization of $150 and $30, for 2007 and 2006, respectively	2,250	2,370
Trademarks and trade names, net of accumulated amortization of $143 and $29, for 2007 and 2006, respectively	1,457	1,571

	3,707	3,941

Total goodwill and intangible assets, net	$9,139	$9,018

Customer contracts and relationships relate primarily to underlying customer relationships of the Division-Retail, which will be amortized on a straight-line basis over an average estimated life of 20 years. Trademarks and trade names, relate to the “Harmony” and “Homa” brand names, which will be amortized on a straight-line basis over an estimated life of 14 years.

The total weighted average amortization period of identifiable intangible assets is approximately 18 years with amortization expense of approximately $234 and $59 recognized in 2007 and 2006.

Identifiable intangible asset amortization expense for each of the five succeeding years will amount to approximately $234.

Pro Forma — Financial Information

The following reflects the unaudited pro forma combined results of operations of the Company and Harmony — Retail Division as if the acquisition had taken place at the beginning of 2005 (in thousands, except per share data):

	July 31,
	2006	2005

Net sales	$502,503	$522,649
Net loss	$(397)	$(14,667)
Diluted earnings per share	$(0.03)	*

*	As a cooperative association prior to the conversion, Diamond had no shares outstanding; therefore earnings per share is not meaningful.

(6)	Notes Payable and Long-Term Obligations

As of July 31, 2007, the Company had a total of $20.0 million of senior notes outstanding with two institutional investors. The Company is required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum.

The Company has an unsecured master loan agreement with CoBank, which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million that bears interest at a rate of LIBOR plus 0.65% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million that bears interest at a rate of LIBOR plus 0.70% per annum. The expiration of the long-term revolver agreement is April 1, 2012. The expiration of the revolving line of credit agreement is April 1, 2009. As of July 31, 2007 and 2006, there were no borrowings outstanding on either facility.

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $3.0 million letter of credit facility. The revolving line of credit expires on January 15, 2008 and bears interest at a rate of LIBOR plus 0.65% per annum. As of July 31, 2007 and 2006, there were no borrowings outstanding on this credit facility.

All credit facilities subject the Company to financial and other covenants and certain customary events of default. Further, the credit agreement with a bank limits the amount of dividends declared or paid to 3% of the Company’s market capitalization. As of July 31, 2007 and 2006, the Company was in compliance with all applicable covenants in its credit facilities.

(7)	Balance sheet items

Inventories consisted of the following:

	July 31,
	2007	2006

Raw materials and supplies	$19,653	$32,484
Work in process	14,043	16,148
Finished goods	56,923	50,545

Total	$90,619	$99,177

Accounts payable and accrued liabilities consisted of the following:

	July 31,
	2007	2006

Accounts payable	$15,151	$19,090
Accrued salaries and benefits	4,082	4,496
Accrued promotion	5,882	3,477
Other	1,191	1,308

Total	$26,306	$28,371

(8)	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	July 31,
	2007	2006

Land and improvements	$1,569	$1,569
Buildings and improvements	16,975	16,933
Machinery, equipment and software	95,037	86,700
Construction in progress	4,221	5,898

Total	117,802	111,100
Less accumulated depreciation	(83,866)	(76,809)

Property, plant and equipment, net	$33,936	$34,291

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Income Taxes

Income tax expense (benefit) consisted of the following:

	Year Ended July 31,
	2007	2006	2005

Current
Federal	$4,449	$688	$(1,684)
State	218	(167)	(108)
Deferred	(1,874)	(1,531)	(6,593)

Total	$2,793	$(1,010)	$(8,385)

A reconciliation of the statutory federal income tax rate of 35% to Diamond’s effective income tax rate is as follows:

	Year Ended July 31,
	2007	2006	2005

Federal tax computed at the statutory rate	$3,929	$2,214	$61,044
Benefit for payments to members	—	—	(66,322)
Stock-based compensation	56	114	—
Change in valuation allowance	(1,044)	—	(19)
Recognition of net deferred tax assets resulting from the conversion, net of valuation allowance of $799	—	—	(1,912)
State taxes, net of federal impact	211	(3,503)	(746)
Other items, net	(359)	165	(430)

Income tax expense (benefit)	$2,793	$(1,010)	$(8,385)

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences and net operating losses which give rise to deferred tax assets and liabilities consist of the following:

	At	At July 31, 2006
	July 31,		Valuation
	2007	Gross	Allowance	Net

Deferred tax assets:
Current:
Inventories	$878	$873	$	$873
Receivables	228	240		240
Accruals	2,475	2,881		2,881
Retirement benefits	260	—		—
Net operating loss	17	168		168
Other	947	416		416

Total current	4,805	4,578		4,578
Non-current:
Enterprise Zone Credits	3,608	3,692		3,692
AMT Credits	—	67		67
Retirement benefits	4,705	4,636	(1,044)	3,592

Total non-current	8,313	8,395	(1,044)	7,351
Deferred tax liabilities:
Non-current:
Retirement benefits	3,013	2,355		2,355
Property, plant and equipment	28	157		157
Other	350	27		27

Total non-current	3,391	2,539		2,539

Total deferred income taxes	$9,727	$10,434	$(1,044)	$9,390

Composed of:
Net current deferred income taxes	$4,805			$4,578
Net long-term deferred income taxes	4,922			4,812

Total deferred income taxes	$9,727			$9,390

During 2007, the Company determined it no longer required a valuation reserve for its deferred tax assets and reversed this reserve as a reduction of income tax expense.

At July 31, 2007, the Company has net operating loss carry forwards of approximately $0.3 million for state tax purposes which will expire in 2014, if unused.

(10)	Commitments and Contingencies

On February 3, 2006, PG&E filed a complaint in San Francisco County Superior Court alleging, among other things, breach of contract as a result of Diamond’s decision to cease operating the Company’s cogeneration facility. PG&E’s complaint seeks payment of approximately $1.4 million from Diamond plus interest under the contract’s termination provisions as well as PG&E’s costs for the lawsuit. Diamond believes that the termination payment provision constitutes an unenforceable penalty and intends to vigorously defend itself against PG&E’s lawsuit.

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At July 31, 2007, the Company had commitments of $3.6 million to purchase new equipment.

Operating lease expense for the years ended July 31, 2007, 2006 and 2005 was $2.3 million, $1.1 million, and $0.7 million, respectively

At July 31, 2007, future minimum payments under non-cancelable operating leases (primarily for real property) were as follows:

2008	$1,962
2009	1,921
2010	1,912
2011	1,455
2012	1,155
Thereafter	5,454

Total	$13,859

(11)	Segment Disclosures

The Company operates in a single segment: the processing, marketing and distributing of culinary, in-shell and ingredient/food service nuts and snack products. The geographic presentation of net sales below is based on the destination of the sale. The “Europe” category consists primarily of Germany, Spain, Italy, Netherlands and the U.K. The “Other” category consists primarily of Japan, Canada, Korea, Israel and Australia. The geographic distributions of the Company’s net sales for the years ended July 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

United States	$389,230	$342,369	$322,461
Europe	57,343	57,734	70,526
Other	76,012	77,102	69,561

Total	$522,585	$477,205	$462,548

All long-lived assets are located in the United States.

Net sales by channel:

	2007	2006	2005

North American Retail	$333,117	$274,879	$228,522
International	112,830	114,781	122,514
North American Ingredient/ Food Service	73,822	84,475	107,029
Other	2,816	3,070	4,483

	$522,585	$477,205	$462,548

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Valuation Reserves and Qualifying Accounts

		Amount
	Beginning	Charged	Charged to	End of
	of Period	to Expense	Reserve	Period

Allowance for Doubtful Accounts
Year ended July 31, 2005	$883	$196	$(564)	$515
Year ended July 31, 2006	515	204	(121)	598
Year ended July 31, 2007	598	(228)	(22)	348
Deferred Tax Asset Valuation Allowance
Year ended July 31, 2005	264	780	—	1,044
Year ended July 31, 2006	1,044	—	—	1,044
Year ended July 31, 2007	1,044	(1,044)	—	—

(13)	Retirement Plans

During the year ended July 31, 2007, Diamond provided retiree medical benefits and sponsored three defined benefit pension plans — a qualified plan covering all salaried employees, a qualified plan covering all regular hourly employees, and a nonqualified plan for certain salaried employees. The amounts shown for pension benefits are combined amounts for all three plans.

On July 25, 2006, the Company determined it would terminate the qualified defined benefit pension plan covering all salaried employees. During the year ended July 31, 2007, the Company terminated this plan and recorded a substantially non-cash loss on termination of defined benefit plan of $3.1 million.

Obligations and funded status of the remaining benefit plans at July 31:

	Pension Benefits		Other Benefits
Change in benefit obligation	2007	2006	2007	2006

Benefit obligation at beginning of year	$32,581	$34,901	$5,279	$10,575
Service cost	1,209	2,234	114	253
Interest cost	1,763	1,726	310	543
Plan participants’ contributions	—	—	178	287
Plan amendments	81	—	—	—
Curtailments	(2,556)	—	—	—
Settlements	(3,191)	—	—	—
Actuarial loss (gain)	107	(3,417)	(909)	(5,756)
Benefits paid	(14,796)	(2,863)	(520)	(623)

Benefit obligation at end of year	$15,198	$32,581	$4,452	$5,279

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Other Benefits
Change in plan assets	2007	2006	2007	2006

Fair value of plan assets at beginning of year	$29,046	$30,522	$—	$—
Actual return on plan assets	3,114	1,387	—	—
Employer contribution	345	—	342	336
Plan participants’ contributions	—	—	178	287
Benefits paid	(14,796)	(2,863)	(520)	(623)
Settlements	(3,191)	—	—	—

Fair value of plan assets at end of year	$14,518	$29,046	$—	$—

Funded status at end of year	$(680)	$(3,535)	$(4,452)	$(5,279)

Assets (liabilities) recognized in the consolidated balance sheets at July 31 consisted of:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Noncurrent assets	$1,792	$5,857	$—	$—
Current liabilities	—	—	(183)	(240)
Noncurrent liabilities	(2,472)	(1,644)	(4,269)	(9,645)

	$(680)	$4,213	$(4,452)	$(9,885)

Amounts recognized in accumulated other comprehensive income (pre-tax) after the adoption of SFAS No. 158 as of July 31, 2007 consist of:

	Pension Benefits	Other Benefits

Net loss (gain)	$1,111	$(5,061)
Prior service cost (credit)	183	—

	$1,294	$(5,061)

The accumulated benefit obligation for all defined benefit pension plans was $14,325 and $29,182 at July 31, 2007 and 2006, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2007	2006

Projected benefit obligation	$2,472	$2,395
Accumulated benefit obligation	1,842	1,556
Fair value of plan assets	—	—

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost for the year ended July 31 were as follows:

	Pension Benefits			Other Benefits
Net Periodic Benefit Cost / (Income)	2007	2006	2005	2007	2006	2005

Service cost	$1,209	$2,234	$2,013	$114	$253	$273
Interest cost	1,763	1,726	1,845	310	543	589
Expected return on plan assets	(2,236)	(2,300)	(2,299)	—	—	—
Amortization of prior service cost	(57)	(287)	(287)	—	—	—
Amortization of net (gain) loss	499	809	699	(454)	21	35

Net periodic benefit cost / (income)	1,178	2,182	1,971	(30)	817	897
Gain on curtailment of defined benefit plan	(3,039)	—	—	—	—	—
Loss on settlement of defined benefit plan (1)	5,805	—	—	—	—	—

Total benefit cost / (income)	$3,944	$2,182	$1,971	$(30)	$817	$897

(1)	Excludes $288 of costs to terminate the plan.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5 and $26, respectively. The estimated net gain and prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $530 and $0, respectively.

For calculation of retiree medical benefit cost, prior service cost is amortized on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants. For calculation of net periodic pension cost, prior service cost is amortized on a straight-line basis over the average remaining years of service of the active plan participants.

Assumptions

Weighted-average assumptions used to determine benefit obligations at July 31 were as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	6.40%	5.91%	5.25%	6.40%	6.00%	5.25%
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the years ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	5.91%	5.25%	6.00%	6.00%	5.25%	6.00%
Expected long-term return on plan assets	8.00	8.00	8.00	N/A	N/A	N/A
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A

The expected long-term rate of return on plan assets is based on the established asset allocation.

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed trend rates for medical plans were as follows:

	2007	2006	2005

Health care cost trend rate assumed for next year	11.0%	8.0%	8.5%
Rate to which the cost trend rate assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year the rate reaches ultimate trend rate	2020	2013	2013

For measurement purposes for years ended July 31, 2006 and 2005, a level 5% annual rate of increase in the per capita cost of covered dental and vision care benefits was assumed for all future years. As of July 31, 2007, dental and vision care are no longer covered.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost	$78	$(62)
Effect on postretirement benefit obligation	625	(518)

Plan Assets

The Company’s pension plan weighted-average asset allocations at July 31 were as follows:

	2007	2006	2005

Asset category:
Equity securities	73.5%	78.5%	75.0%
Debt securities	24.3	20.7	25.0
Cash and equivalents	2.2	0.8	0.0

Total	100.0%	100.0%	100.0%

Pension obligations and expenses are most sensitive to the expected return on pension plan assets and discount rate assumptions. Other post retirement benefit obligations and expenses are most sensitive to discount rate assumptions and health care cost trend rate. Diamond determines the expected return on pension plan assets based on an expectation of the average annual returns over an extended period of time. This expectation is based, in part, on the actual returns achieved by the Company’s pension plan in prior periods. The Company also considers the weighted average historical rates of return on securities with similar characteristics to those in which the Company’s pension assets are invested.

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

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows

Estimated future benefit payments, which reflect expected future service, as appropriate, expected to be paid are as follows:

	Pension	Other
	Benefits	Benefits

2008	$338	$183
2009	384	217
2010	439	225
2011	515	243
2012	541	265
2013 — 2017	5,352	1,588

Incremental Effect of Applying FASB Statement No. 158 on Individual Line Items in the Statement of Financial Position — July 31, 2007

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Liability for postretirement benefits	$8,899	$(3,767)	$5,132
Deferred income tax assets	11,264	(1,537)	9,727
Total liabilities	115,669	(4,607)	111,062
Accumulated other comprehensive income	3	2,230	2,233
Total stockholders’ equity	123,111	2,230	125,341

Defined Contribution Plan

The Company also recognized defined contribution plan expenses of $425, $368, and $301 for the years ended July 31, 2007, 2006, and 2005, respectively.

(14)	Restructuring and Other Costs, Net

Restructuring and other costs for the year ended July 31, 2007 included charges related principally to 1) costs of closing the Lemont facility and the consolidation of operations in the Fishers’ facility 2) contract termination costs and certain professional fees offset by 3) a gain on the sale of the Lemont facility.

Restructuring and other costs for the year ended July 31, 2006 included approximately $1.0 million principally related to the closure of Diamond’s Lemont facility and consolidation of operations in its Fishers facility. On May 9th, 2006, Diamond announced the closing of its Lemont, Illinois facility, which primarily packages in-shell nuts and processes and packs certain other culinary and snack products, and plan to shift these activities to the Harmony facility. As a result of closing the Lemont facility, Diamond eliminated approximately 20 positions and recorded expenses of approximately $500 related to employee severance and benefit costs, and $500 of other costs.

Also included in restructuring and other costs for the year ended July 31, 2006 are costs of $1.4 million associated with terminating two contracts, one with PG&E associated with Diamond’s cogeneration plant and one associated with a former distributor for Germany; and professional service fees of $1.0 million related to the identification of California Enterprise Zone tax credits for years prior to 2006.

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended July 31, 2007
Net sales and other revenues	$169,512	$143,622	$97,016	$112,435
Gross margin	27,940	20,341	13,706	16,653
Operating expenses	11,067	16,439	21,766	16,753
Net income (loss)	9,641	2,030	(4,012)	774
Diluted earnings per share	0.61	0.13	(0.25)	0.05
Diluted shares (in thousands)	15,737	15,772	15,808	15,826
Year ended July 31, 2006
Net sales and other revenues	$178,060	$124,157	$67,798	$107,190
Gross margin	22,811	18,570	8,428	15,587
Operating expenses	15,784	13,291	13,567	15,823
Net income (loss)	4,074	3,077	(3,175)	3,360
Diluted earnings per share	0.26	0.20	(0.20)	0.21
Diluted shares (in thousands)	15,634	15,587	15,668	15,722
Year ended July 31, 2005
Net sales and other revenues	$172,758	$112,488	$79,633	$97,669
Proceeds before operating expense	209,225	12,929	8,736	6,020
Operating expenses	17,639	14,661	11,303	11,738
Net Proceeds (loss)	191,293	(2,252)	(3,232)	(3,013)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The annual report of our management on internal control over financial reporting and the report of Deloitte and Touche LLP, our independent registered public accounting firm, regarding our internal control over financial reporting are provided in Item 8 of this report.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended July 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is incorporated by reference to disclosure under the subheadings “Proposal No. 1 — Election of Directors — Directors/Nominees,” “Executive Compensation — Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Directors Matters” of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to disclosure under the headings “Executive Compensation” and “Corporate Governance and Board of Directors Matters” in the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to disclosure under the subheadings “Executive Compensation — Equity Compensation Plan Information” and “Stock Ownership of Principal Stockholders and Management” in the 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the subheadings “Certain Relationships and Related Party Transactions” section of the 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” section of the 2008 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements.

(a) Report of Independent Registered Public Accounting Firm

(b) Consolidated Balance Sheets at July 31, 2007 and 2006

(c) Consolidated Statement of Operations (2007 and 2006)/Net Proceeds (2005)

(d) Consolidated Statements of Stockholders’/Members’ Equity for the years ended July 31, 2007, 2006 and 2005

(e) Consolidated Statements of Cash Flows for the years ended July 31, 2007, 2006 and 2005

(f) Notes to the Consolidated Financial Statements

2. Financial Statement Schedules.

All schedules are omitted because the required information is included with the Consolidated Financial Statements.

3. Exhibits.

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

			Filed with	Incorporated by Reference
Number		Exhibit Title	This 10-K	Form	File No.	Date Filed

2.01		Form of Amended and Restated Agreement and Plan of Conversion		Form S-1	333-123576	July 18, 2005
2.02		Asset Purchase and Sale Agreement, dated May 9, 2006, by and among Diamond Foods, Inc., GSH Holdings, Inc., Harmony Foods Corporation and SPC Partners II, L.P.		Form 8-K/A	000-51439	September 8, 2006
3.01		Certificate of Incorporation, as amended		Form S-1	333-123576	July 15, 2005
3.02		Restated Bylaws		Form S-1	333-123576	March 25, 2005
4.01		Form of Certificate for common stock		Form S-1	333-123576	July 18, 2005
10.01		Form of Indemnity Agreement between Registrant and each of its directors and executive officers		Form S-1	333-123576	March 25, 2005
10	.02*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement		Form S-1	333-123576	March 25, 2005
10	.03*	2005 Employee Stock Purchase Plan and form of subscription agreement		Form S-1	333-123576	March 25, 2005
10	.04*	Diamond Walnut Growers, Inc. 401(k) Plan		Form S-1	333-123576	March 25, 2005
10	.05*	Diamond Foods, Inc. Annual Bonus Program		Form 8-K	000-51439	October 25, 2005
10	.06*	Diamond Walnut Growers, Inc. Retirement Restoration Plan		Form S-1	333-123576	March 25, 2005
10	.07*	Diamond of California Management Pension Plan		Form S-1	333-123576	March 25, 2005

			Filed with	Incorporated by Reference
Number		Exhibit Title	This 10-K	Form	File No.	Date Filed

10.08		Diamond Walnut Growers, Inc. Pension Plan, as restated		Form S-1	333-123576	March 25, 2005
10	.09*	Employment Agreement, dated March 25, 1997, between Registrant and Michael J. Mendes		Form S-1	333-123576	March 25, 2005
10	.10*	Description of Compensation Arrangement for Gary K. Ford		Form S-1	333-123576	March 25, 2005
10	.11*	Offer Letter, dated October 11, 2004, for Seth Halio		Form S-1	333-123576	March 25, 2005
10	.12*	Description of Compensation Arrangement for Samuel J. Keiper		Form S-1	333-123576	March 25, 2005
10	.13*	Description of Director Compensation Arrangements		Form S-1	333-123576	March 25, 2005
10.14		Preferred Securities Purchase Agreement and accompanying agreements, dated August 20, 1998, between Registrant, DW Capital Trust I and The Prudential Insurance Company of America, as amended		Form S-1	333-123576	March 25, 2005
10.15		Note Purchase Agreement, dated July 17, 2001, between Registrant, Teachers Insurance and Annuity Association of America and Connecticut General Life Insurance Company, as amended		Form S-1	333-123576	March 25, 2005
10.16		Intercreditor Agreement, dated September 11, 2002, between Bank of the West and CoBank, ACB		Form S-1	333-123576	March 25, 2005
10.17		Master Loan Agreement, dated February 23, 2004, between Registrant and CoBank, ACB, as amended		Form S-1	333-123576	March 25, 2005
10.18		Credit Agreement, dated December 2, 2004, between Registrant and Bank of the West		Form S-1	333-123576	March 25, 2005
10.19		Form of Walnut Purchase Agreement		Form S-1	333-123576	May 3, 2005
10.20		Trademark Agreement, dated July 1, 2002, between Registrant and Blue Diamond Growers		Form S-1	333-123576	March 25, 2005
10.21		Rights Agreement, dated as of April 29, 2005, by and between Registrant and EquiServe Trust Company, N.A		Form S-1	333-123576	May 3, 2005
10.22		Second Amendment to Note Purchase Agreement, dated April 8, 2005, between Registrant, Teachers Insurance and Annuity Association of America and Pru & Co.		Form S-1	333-123576	May 3, 2005
10.23		Consent of Bank of the West, dated March 17, 2005, relating to Credit Agreement, dated December 2, 2004, between Registrant and Bank of the West		Form S-1	333-123576	May 3, 2005

			Filed with	Incorporated by Reference
Number		Exhibit Title	This 10-K	Form	File No.	Date Filed

10	.24*	Form of Change of Control and Retention Agreement between Registrant and each of its executive officers		Form S-1	333-123576	May 3, 2005
10.25		Waiver regarding 7.20% Cumulative Recourse Offered Preferred Securities, dated as of June 1, 2005, by Wilmington Trust Co., as Property Trustee and Delaware Trustee of the DW Capital Trust I, The Prudential Insurance Company of America and Diamond Walnut Growers, Inc.		Form S-1	333-123576	July 15, 2005
10.26		Amendment of Credit Agreement dated December 2, 2004 between Registrant and Bank of the West		Form 8-K	000-51439	September 8, 2006
10.27		Amendment to Diamond Foods, Inc. Pension Plan		Form 8-K	000-51439	September 20, 2006
10	.28*	Form of Tax Withholding Agreement		Form 8-K	000-51439	July 20, 2007
10.29		Amended Supplements to Master Loan Agreement between Diamond Foods, Inc. and CoBank, ACB		Form 8-K	000-51439	March 16, 2007
10.30		Amendment to Master Loan Agreement, dated as of March 19, 2007, between Diamond Foods, Inc. and CoBank, ACB		Form 8-K	000-51439	March 16, 2007
10.31		Third Amendment to Credit Agreement, dated as of March 19, 2007, between Diamond Foods, Inc. and Bank of the West		Form 8-K	000-51439	March 16, 2007
10.32		Third Amendment to Note Purchase Agreement, dated as of March 19, 2007 between Diamond Foods, Inc. on the one hand, and Teachers Insurance and Annuity Association of America and Pru & Co. on the other hand.		Form 8-K	000-51439	March 16, 2007
10	.33*	Form of Stock Withholding Agreement		Form 8-K	000-51439	January 10, 2007
21.01		List of Subsidiaries		Form S-1	333-123576	March 25, 2005
23.01		Consent of Independent Registered Public Accounting Firm	X
23.02		Consent of Curcio Webb	X
31.01		Certification of Chief Executive Officer	X
31.02		Certification of Chief Financial Officer	X
32.01		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

*	Indicates management contract or compensatory plan or arrangement

All other schedules, which are included in the applicable accounting regulations of the Securities and Exchange Commission, are not required here because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.

By:	/s/Seth Halio
Seth Halio
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature Date

/s/ Michael J. Mendes Michael J. Mendes	President and Chief Executive Officer and Director (principal executive officer)	October 11, 2007

/s/ Seth Halio Seth Halio	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	October 11, 2007

/s/ Laurence M. Baer Laurence M. Baer	Director	October 11, 2007

/s/ John J. Gilbert John J. Gilbert	Director	October 11, 2007

/s/ Robert M. Lea Robert M. Lea	Director	October 11, 2007

/s/ Dennis Mussell Dennis Mussell	Director	October 11, 2007

/s/ Steven M. Neil Steven M. Neil	Director	October 11, 2007

/s/ Joseph P. Silveira Joseph P. Silveira	Director	October 11, 2007

/s/ Glen C. Warren, Jr. Glen C. Warren, Jr.	Director	October 11, 2007

/s/ Robert J. Zollars Robert J. Zollars	Director	October 11, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

23.01	Consent of Independent Registered Public Accounting Firm
23.02	Consent of Curcio Webb
31.01	Certification of Chief Executive Officer
31.02	Certification of Chief Financial Officer
32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer