Form 10-K/A
period 2007-07-31
Diamond Foods Inc
filed 2007-11-28
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
To
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
     As of January 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $286,386,970 based on the closing sale price as reported on the NASDAQ Stock Market. As of November 14, 2007, there were 16,110,070 shares of common stock outstanding.

EXPLANATORY NOTE
Diamond Foods, Inc. is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended July 31, 2007, as filed with the Securities and Exchange Commission on October 12, 2007 (the “Form 10-K”). This amendment includes each Item of Part III of the Form 10-K that previously was incorporated by reference from Diamond’s definitive proxy statement to be filed in connection with the registrant’s annual meeting of shareholders.
For the convenience of the reader, the entirety of the Form 10-K is included in this amendment. All reproduced material, including the previously issued consolidated financial statements and footnotes, are unchanged.  No attempt has been made in this amendment to modify or update disclosures in the Form 10-K except as necessary to provide the information required in Part III.

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
     The following are details of repurchases of common stock during the three months ended July 31, 2007:

			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Repurchased as	Value of Shares
	of Shares	Paid per	Part of Publicly	That May yet Be Purchased
Period	Repurchased(1)	Share	Announced Plans	Under the Plans
Repurchases from May 1 through May 31, 2007	3,002	$16.58	—	—
Repurchases from June 1 through June 30, 2007	2,498	$17.51	—	—
Repurchases from July 1 through July 31, 2007	64,815	$17.03	—	—

Total	70,315	$17.03	—	—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan and are treated as treasury shares available for reissuance.
Item 6.  Selected Financial Data
     The following table sets forth selected financial data for each of the fiscal years in the five year period ended July 31, 2007:

	Years Ended July 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share information)
Statements of operations (2007 and 2006)/Net proceeds data (1):
Net sales	$522,585	$477,205	$462,548	$359,683	$308,450
Patronage inventory at beginning of period	—	—	(101,403)	(94,701)	(96,508)
Patronage inventory at end of period	—	—	67,152	101,403	94,701

	Years Ended July 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share information)
Net sales (2007 and 2006)/Gross marketing pool proceeds	522,585	477,205	428,297	366,385	306,643
Total cost of sales	443,945	411,809	191,387	142,592	111,483

Gross margin (2007 and 2006)/Proceeds before operating expenses	78,640	65,396	236,910	223,793	195,160
Operating expenses:
Selling general and administrative	42,541	37,046	33,188	28,169	26,937
Advertising	20,445	17,977	22,153	14,673	8,744
Restructuring and other costs, net	(15)	3,442	—	—	—
Loss on termination of defined benefit plan	3,054	—	—	—	—

Total operating expenses	66,025	58,465	55,341	42,842	35,681
Income from operations (2007 and 2006) / Operating proceeds	12,615	6,931	181,569	180,951	159,479
Interest, net	1,291	295	4,433	3,403	3,282
Conversion costs	—	—	697	—	—
Early extinguishment of debt	—	—	2,028	—	—
Other	98	310	—	—	—

Income/Proceeds before income taxes	11,226	6,326	174,411	177,548	156,197
Income tax expense (benefit)	2,793	(1,010)	(8,385)	(43)	1,526

Net income (2007 and 2006)/Net proceeds	$8,433	$7,336	$182,796	$177,591	$154,671

Earnings per share
Basic	$0.53	$0.47
Diluted	$0.53	$0.47
Shares used to compute earnings per share
Basic	15,786	15,634
Diluted	15,786	15,653

	Years Ended July 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$33,755	$35,614	$49,035	$4,780	$306
Working capital	100,527	87,689	89,022	72,556	56,343
Total assets	236,403	253,032	252,028	205,895	172,168
Total debt, including short-term debt	20,507	20,000	22,119	79,756	61,239
Total stockholders’/members’ equity	125,341	110,826	99,462	59,214	44,216
Other data (Unaudited):
Walnuts sales as a percentage of total net sales	59.8%	67.0%	71.4%	71.7%	75.7%

(1)	As an agricultural cooperative association, we derived revenues from our patronage business, which consisted of processing and marketing walnuts on behalf of Diamond members and our non-patronage business, which consisted of purchasing, processing and marketing nut varieties other than walnuts. Our financial statements prior to fiscal year 2006 included statements of net proceeds prepared in accordance with GAAP for agricultural cooperative associations, rather than statements of operations. Net proceeds are amounts distributable to member growers from the patronage business. Net proceeds also include net income or loss from non-patronage business. Net proceeds do not include walnut acquisition costs. Effective August 1, 2005, our financial statements have been prepared in accordance with GAAP for companies that are not cooperative associations. We were not a public company during fiscal years prior to 2006, thus no earnings per share data is presented for those years. Also see Note 1 of notes to consolidated financial statements.
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

	2007	2006	2005
United States	$389,230	$342,369	$322,461
Europe	57,343	57,734	70,526
Other	76,012	77,102	69,561

Total	$522,585	$477,205	$462,548

     All long-lived assets are located in the United States.
     Net sales by channel:

	2007	2006	2005
North American Retail	$333,117	$274,879	$228,522
International	112,830	114,781	122,514
North American Ingredient/Food Service	73,822	84,475	107,029
Other	2,816	3,070	4,483

	$522,585	$477,205	$462,548

(12)  Valuation Reserves and Qualifying Accounts

		Amount
	Beginning	Charged	Charged to	End of
	of Period	to Expense	Reserve	Period
Allowance for Doubtful Accounts
Year ended July 31, 2005	$883	$196	$(564)	$515
Year ended July 31, 2006	515	204	(121)	598
Year ended July 31, 2007	598	(228)	(22)	348
Deferred Tax Asset Valuation Allowance
Year ended July 31, 2005	264	780	—	1,044
Year ended July 31, 2006	1,044	—	—	1,044
Year ended July 31, 2007	1,044	(1,044)	—	—
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
     Obligations and funded status of the remaining benefit plans at July 31:

	Pension Benefits		Other Benefits
Change in benefit obligation	2007	2006	2007	2006
Benefit obligation at beginning of year	$32,581	$34,901	$5,279	$10,575
Service cost	1,209	2,234	114	253
Interest cost	1,763	1,726	310	543
Plan participants’ contributions	—	—	178	287
Plan amendments	81	—	—	—
Curtailments	(2,556)	—	—	—
Settlements	(3,191)	—	—	—
Actuarial loss (gain)	107	(3,417)	(909)	(5,756)
Benefits paid	(14,796)	(2,863)	(520)	(623)

Benefit obligation at end of year	$15,198	$32,581	$4,452	$5,279

	Pension Benefits		Other Benefits
Change in plan assets	2007	2006	2007	2006
Fair value of plan assets at beginning of year	$29,046	$30,522	$—	$—
Actual return on plan assets	3,114	1,387	—	—
Employer contribution	345	—	342	336
Plan participants’ contributions	—	—	178	287
Benefits paid	(14,796)	(2,863)	(520)	(623)
Settlements	(3,191)	—	—	—

Fair value of plan assets at end of year	$14,518	$29,046	$—	$—

Funded status at end of year	$(680)	$(3,535)	$(4,452)	$(5,279)

     Assets (liabilities) recognized in the consolidated balance sheets at July 31 consisted of:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Noncurrent assets	$1,792	$5,857	$—	$—
Current liabilities	—	—	(183)	(240)
Noncurrent liabilities	(2,472)	(1,644)	(4,269)	(9,645)

	$(680)	$4,213	$(4,452)	$(9,885)

     Amounts recognized in accumulated other comprehensive income (pre-tax) after the adoption of SFAS No. 158 as of July 31, 2007 consist of:

	Pension Benefits	Other Benefits
Net loss (gain)	$1,111	$(5,061)
Prior service cost (credit)	183	—

	$1,294	$(5,061)

     The accumulated benefit obligation for all defined benefit pension plans was $14,325 and $29,182 at July 31, 2007 and 2006, respectively.
     Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2007	2006
Projected benefit obligation	$2,472	$2,395
Accumulated benefit obligation	1,842	1,556
Fair value of plan assets	—	—
     Components of net periodic benefit cost for the year ended July 31 were as follows:

	Pension Benefits			Other Benefits
Net Periodic Benefit Cost /(Income)	2007	2006	2005	2007	2006	2005
Service cost	$1,209	$2,234	$2,013	$114	$253	$273
Interest cost	1,763	1,726	1,845	310	543	589
Expected return on plan assets	(2,236)	(2,300)	(2,299)	—	—	—
Amortization of prior service cost	(57)	(287)	(287)	—	—	—
Amortization of net (gain) loss	499	809	699	(454)	21	35

Net periodic benefit cost /(income)	1,178	2,182	1,971	(30)	817	897
Gain on curtailment of defined benefit plan	(3,039)	—	—	—	—	—
Loss on settlement of defined benefit plan (1)	5,805	—	—	—	—	—

Total benefit cost /(income)	$3,944	$2,182	$1,971	$(30)	$817	$897

(1)	Excludes $288 of costs to terminate the plan.
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
     Not applicable.
PART III
Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance
DIRECTORS AND OFFICERS
Directors
          The names of the members of the Board of Directors, their ages and background information are set forth below:

			Director
Name of Director	Age	Principal Occupation	Since
Laurence M. Baer	50	Executive Vice President and Chief Operating Officer, San Francisco Giants.	2005
John J. Gilbert	64	Owner and President of Gilbert Orchards and Rio Oso Groves, Inc.	2005
Robert M. Lea	64	Founder and Owner, Law Offices of Robert Lea.	2005
Michael J. Mendes	44	President and Chief Executive Officer of Diamond Foods, Inc.	2005
Dennis Mussell	65	Retired, former President and Chief Executive Officer of Chicken of the Sea International.	2005
Steven M. Neil	55	Executive Vice President and Chief Financial Officer of The Cooper Companies, Inc.	2005
Joseph P. Silveira	60	President of Farmland Management Services, Inc.	2005
Glen C. Warren	51	President, Chief Financial Officer and a director of Antero Resources Corporation.	2005
Robert J. Zollars	50	Chairman and Chief Executive Officer of Vocera Communications, Inc.	2005

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
          Michael J. Mendes has served as President and Chief Executive Officer of Diamond since 1998, and served as Vice President of International Sales and Marketing, prior to being appointed as CEO. Mr. Mendes served as Manager of International Marketing of the Dole Food Company from 1989 to 1991. Mr. Mendes has served as Chairman of the Grocery Manufactures Association’s President's Advisory Council and currently serves on the Industry Affairs Council. He is currently on the Advisory Board of the Wine Group and has served on the boards of various industry associations. He holds a B.S. from the California Polytechnic State University, San Luis Obispo, and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles.
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
           Steven M. Neil has served as Executive Vice President and Chief Financial Officer of The Cooper Companies, Inc., a company that manufactures specialty healthcare products, since April 2007. From January 2005 to April 2007, Mr. Neil was Vice President and Chief Financial Officer of The Cooper Companies. From July 2003 to January 2005, he served as Executive Vice President, Chief Financial Officer and Secretary of Ocular Sciences, Inc., a contact lens company. From October 1997 to June 2003, he was Executive Vice President, Finance, Chief Financial Officer, Treasurer and Secretary of Sola International, a marketer of eyeglass lenses. He holds a B.A. from the University of California, Santa Barbara, and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles.
           Joseph P. Silveira served as a member of Board of Directors of our predecessor company, Diamond Walnut Growers, from June 2002 to July 2005. Since 1994, Mr. Silveira has served as President of Farmland Management Services, Inc., directing property acquisitions, operations, leases and sales. He holds a B.S. from California Polytechnic State University, San Luis Obispo.
          Glen C. Warren, Jr. has served as President, Chief Financial Officer and a director of Antero Resources Corporation, a natural gas exploration and production company, since June 2002. Prior to joining Antero Resources Corporation, he served as a Managing Director of Concert Energy Advisors, a consulting firm to energy companies, from November 2001 to June 2002. From 1998 to March 2001, Mr. Warren served as Chief Financial Officer, Executive Vice President and a member of the Board of Directors of Pennaco Energy, Inc., an energy exploration and production company, from 1998 to March 2001. From 1989 to 1998, he was an investment banker with Dillon, Read & Co., Inc., Kidder, Peabody & Co. Incorporated and

Lehman Brothers Inc. Mr. Warren holds a B.A. from the University of Mississippi, a J.D. from the University of Mississippi School of Law and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles.
          Robert J. Zollars has served as Chairman and Chief Executive Officer of Vocera Communications, Inc., a company providing instant wireless communications solutions, since June 2007. From May 2006 to June 2007, Mr. Zollars was President and Chief Executive Officer of Wound Care Solutions, LLC, a holding company that operates chronic wound care centers in partnership with hospitals in the U.S., since May 2006. From July 1999 to March 2006, Mr. Zollars was chairman of the Board of Directors and Chief Executive Officer of Neoforma, Inc., a provider of supply chain management solutions for the healthcare industry. From 1997 to July 1999, he served as Executive Vice President and Group President of Cardinal Health, Inc., a healthcare products and services company. Earlier in his career, while employed at Baxter International, a healthcare products and services company, Mr. Zollars served as President of a dietary products joint venture between Baxter International and Kraft General Foods. He holds a B.S. from Arizona State University and an M.B.A. from John F. Kennedy University.
Executive Officers

Name	Age	Position
Michael J. Mendes	44	President, Chief Executive Officer and Director
Gary K. Ford	53	Chief Operating Officer, Executive Vice President
Seth Halio	45	Chief Financial Officer, Executive Vice President
Samuel J. Keiper	57	Vice President, Corporate Affairs and Human Resources
Andrew Burke	41	Senior Vice President, Marketing
           Michael J. Mendes has served as President and Chief Executive Officer of Diamond since 1998, and served as Vice President of International Sales and Marketing, prior to being appointed as CEO. Mr. Mendes served as Manager of International Marketing of the Dole Food Company from 1989 to 1991. Mr. Mendes has served as Chairman of the Grocery Manufactures Association’s President's Advisory Council and currently serves on the Industry Affairs Council. He is currently on the Advisory Board of the Wine Group and has served on the boards of various industry associations. He holds a B.S. from the California Polytechnic State University, San Luis Obispo, and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles.
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
          Andrew Burke has served as our Senior Vice President of Marketing since March 2007. From June 2006 to March 2007, Mr. Burke was our Vice President of Marketing. From October 2004 until June 2006, Mr. Burke served as Vice

President, Marketing for Economy Wine, Spirits, Sparking and Beverages, at Ernest & Julio Gallo Winery. From 1997 until September 2004, Mr. Burke worked at Kraft Foods, Inc. in a variety of capacities, including as a Category Business Director from September 2003 to September 2004 and a Senior Brand Manager from 2001 until September 2003. Prior to Kraft, Mr. Burke worked at Young & Rubicam, Inc., as an Account Supervisor and Financial Analyst, and Laura Ashley, as a financial and inventory analyst. Mr. Burke holds an M.B.A from Fordham University and a B.A. from Rutgers.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16 of the Securities Exchange Act requires our directors and officers, and persons who own shares representing more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. The Securities and Exchange Commission regulations also require these persons to furnish us with a copy of all Section 16(a) forms they file. Based solely on our review of the copies of the forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during the 2007 fiscal year.
CORPORATE GOVERNANCE
          We are committed to maintaining high standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a code of conduct and ethics for directors, officers and employees, known as the Diamond Code of Conduct. Our certificate of incorporation, bylaws, committee charters and Diamond Code of Conduct form our corporate governance framework. The Diamond Code of Conduct and the charters of our Audit Committee, Compensation Committee and Nominating Committee are available through the investor relations page at our web site: www.diamondfoods.com. We will post on this web site any amendments to the Diamond Code of Conduct or waivers of the Diamond Code of Conduct for our directors and executive officers.
     Composition of Board of Directors

          Our Board of Directors has nine authorized members, who are Jack Gilbert, Robert Lea, Joseph Silveira, Laurence Baer, Dennis Mussell, Steven Neil, Glen Warren, Robert Zollars and Michael Mendes.
          Our Board is divided into three classes:
•	Class I directors, whose terms expire at the 2009 annual meeting of stockholders;

•	Class II directors, whose terms expire at the 2010 annual meeting of stockholders; and

•	Class III directors, whose terms expire at the 2008 annual meeting of stockholders.
          At each annual meeting of stockholders, the successors to directors whose terms have expired will be elected to serve from the time of their election and qualification until the third annual meeting following their election.
Board of Directors Meetings and Committees
          During the 2007 fiscal year, our Board of Directors met five times and acted by unanimous written consent twice. No director attended fewer than 75% of the total number of meetings of the Board held while the director served and the total number of meetings held by all committees of the Board of Directors on which the director served during the 2007 fiscal year.
          Audit Committee.  The audit committee reviews and evaluates our financial statements, accounting practices and internal audit and control functions, selects our independent auditors and reviews the results and scope of the audit and other services provided by our independent auditors. The members of our audit committee currently are Mr. Silveira, Mr. Mussell and Mr. Neil, with Mr. Neil serving as chairman of the committee. The Board of Directors has determined that Mr. Neil qualifies as an “audit committee financial expert” as defined by the rules of the SEC and that all of the members of the audit committee are independent under applicable NASDAQ listing standards. The audit committee met four times during fiscal 2007.

          Compensation Committee.  The compensation committee reviews and determines the compensation and benefits of our officers and directors. The committee also administers our equity compensation and employee benefits plans and reviews general policies relating to compensation and benefits. The members of our compensation committee are Mr. Baer, Mr. Warren and Mr. Zollars, with Mr. Zollars serving as chairman of the committee. The Board of Directors has determined that all of the members of the compensation committee are independent directors as defined under applicable NASDAQ listing standards. The compensation committee met four times and acted by unanimous written consent four times during fiscal 2007.
          Nominating and Governance Committee.   The nominating and governance committee makes recommendations to our Board of Directors concerning candidates for election as directors and other corporate governance related matters. The members of our nominating and governance committee are Mr. Mussell, Mr. Warren and Mr. Zollars, with Mr. Warren serving as chairman of the committee. The Board of Directors has determined that all of the members of the nominating and governance committee are independent directors as defined under applicable NASDAQ listing standards. The nominating committee met once during the 2007 fiscal year.
Consideration of Director Nominees
          Director Qualifications. The goal of the nominating and governance committee is to ensure that our Board of Directors possesses a variety of perspectives and skills derived from high-quality business and professional experience. The nominating and governance committee seeks to achieve a balance of knowledge, experience and capability on our Board of Directors. To this end, the committee seeks nominees with high professional and personal integrity, an understanding of our business lines and industry, diversity of business experience and expertise, broad-based business acumen and the ability to think strategically. In addition, the committee considers the level of the candidate’s commitment to active participation as a director, both at board and committee meetings and otherwise. Although the committee uses these and other criteria to evaluate potential nominees, we have not established any particular minimum criteria for nominees. When appropriate, the committee may retain executive recruitment firms to assist in identifying suitable candidates. After its evaluation of potential nominees, the committee submits nominees to the Board of Directors for approval. The committee does not use different standards to evaluate nominees depending on whether they are proposed by our directors and management or by our stockholders.
          Stockholder Nominees. The nominating and governance committee will consider stockholder recommendations for director candidates. If a stockholder would like to recommend a director candidate for the possible election at the next annual meeting of stockholders, the stockholder must deliver the recommendation to our Corporate Secretary at our principal executive offices no later than the close of business on the 75th day and no earlier than the close of business on the 105th day prior to the anniversary date of the mailing of our proxy statement in connection with the previous year’s annual meeting of stockholders. However, if the next annual meeting of stockholders occurs on a date more than 30 days earlier or later than the anniversary of the prior year’s annual meeting of stockholders, then nominations must be received not earlier than close of business on the 105th day prior to the annual meeting and not later than close of business on the later to occur of (i) the 75th day prior to the annual meeting or (ii) the 10th day after the date we first publicly announced the date of the annual meeting.
          Recommendations for candidates should be accompanied by the information required by Section 1.11(a)(ii) of our Bylaws. A stockholder recommending a candidate may be asked to submit additional information as determined by our Corporate Secretary and as necessary to satisfy the rules of the Securities and Exchange Commission or The NASDAQ Stock Market. If a stockholder’s recommendation is received within the time period set forth above and the stockholder has met the criteria set forth above, the nominating and governance committee will evaluate such candidate, along with the other candidates being evaluated by the committee, in accordance with the committee’s charter and will apply the criteria described in this section.
Independent Directors
     The Board of Directors has determined that each of Mr. Baer, Mr. Mussell, Mr. Neil, Mr. Warren, Mr. Silveira and Mr. Zollars is an “independent director” under applicable NASDAQ listing standards, a “non-employee director” as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, and an “outside director” as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986. Mr. Baer is the Executive Vice President and Chief Operating Officer of the San Francisco Giants, with whom we have a corporate sponsorship arrangement. In connection with the sponsorship, we paid the San Francisco Giants a fee and receive sampling, signage and other brand exposure benefits at AT&T Park during the baseball season. The amount of the fee is not material to Diamond or the San Francisco Giants, and Mr. Baer does not receive any material direct or indirect benefit from the fee that would impair his independence. Mr. Silveira is the President of Farmland Management Services, which provides farming services to clients. One of Farmland Management’s clients is John Hancock, which operates a number of farming assets including walnut orchards from which we purchase walnuts. Mr. Silveira receives a management fee from John Hancock for providing farming services, which is unrelated to the purchase price we pay to John Hancock for walnuts. We do not believe that Mr. Silveira has a material direct or indirect interest in our arrangement with John Hancock that would impair his independence.
Communication with the Board
          You may contact the Board of Directors by sending a letter addressed to the Board of Directors, care of Corporate Secretary, Diamond Foods, Inc., 1050 S. Diamond Street, Stockton, California 95205. An employee will forward these letters directly to the Board of Directors, except for spam, junk mail, mass mailings, product complaints or inquiries, job inquiries, surveys, business solicitations or advertisements, or patently offensive or otherwise inappropriate material. We may forward correspondence, such as product-related inquiries, elsewhere within Diamond for review and possible response. We reserve the right not to forward to the Board of Directors any abusive, threatening or otherwise inappropriate materials.
Director Attendance at Meetings
          Each member of the Board of Directors is expected to be available to attend all regularly scheduled meetings of the board and any committees on which the director serves, and our annual meeting of stockholders. Each director is expected to make his best effort to attend all special board and committee meetings.
Item 11.  Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
          In this section we provide an explanation and analysis of the material elements of the compensation provided to our Chief Executive Officer and the four other executive officers named in the Summary Compensation Table on page 53 (referred to as our “named executive officers”). The purpose of this discussion is to provide the context for the specific compensation for our named executive officers, as described in the tables and narratives following this discussion and analysis.
Diamond’s Compensation Philosophy and Objectives
          The central objective of our executive compensation program is to attract and retain executives of exceptional ability who will provide strong leadership within Diamond to drive stockholder value. To that end, our executive compensation is designed to be competitive with our industry, with a significant portion of total compensation “at-risk” in the form of near- and long-term financial incentives. We believe that these incentives reward executives when they accomplish individual goals, Diamond meets corporate strategic objectives and when stockholder value increases.
Executive Compensation Processes
           Role of the compensation committee. The compensation committee (referred to as the “Committee”) of our Board of Directors is responsible for making all decisions regarding compensation for our named executive officers other than our Chief Executive Officer. With respect to the Chief Executive Officer, the Committee makes its compensation recommendations to the Board of Directors (other than Mr. Mendes) for approval. Information regarding the Committee and its role is provided on page 48 under the heading “Corporate Governance – Compensation Committee.”
          The Committee Uses Reports from Consultants. Since our initial public offering in July 2005, we have commissioned compensation studies from Aon Consulting to provide our management and the Committee with benchmarks regarding base salary, bonus, and long-term equity incentives for executive officers. During fiscal 2007, Aon Consulting provided updated data on cash and equity compensation practices in the industry, which we used in connection with compensation determinations for fiscal 2008.

          In establishing compensation benchmarks, Aon summarized survey data from Towers Perrin, Economic Research Institute, Watson Wyatt Data Services and William Mercer for companies of similar size to Diamond in the non-durable goods manufacturing sector and the food industry. In order to provide additional points of reference for our Chief Executive Officer and Chief Financial Officer positions, Aon collected proxy statement data for comparable positions at 11 peer companies selected by Aon after consultation with our management. We have used the same peer group for this purpose since 2005. Although most of the 11 peer companies were larger than Diamond, the group is relevant since we compete with many of those same companies for executive talent. In analyzing compensation levels at these companies, however, the studies commissioned from Aon applied a regression formula to the compensation data to account for the differences in market capitalization with larger firms.
          The peer group identified in the last Aon study included the following companies:
•	Kraft Foods, Inc.

•	Campbell Soup Co.

•	Hershey Foods Corp.

•	McCormick & Co., Inc.

•	Smucker JM Co.

•	Lance, Inc.

•	Hain Celestial Group, Inc.

•	J&J Snack Foods Corp.

•	Tootsie Roll Industries, Inc.

•	Weider Nutrition International, Inc.

•	SunOpta, Inc.
          The CEO Makes Recommendations. At the beginning of each fiscal year our CEO works with each of our other named executive officers to develop their individual goal achievement plans for their annual bonuses. After completion of each fiscal year, the CEO reviews the performance of each named executive officer and makes recommendations to the Committee about specific compensation levels for those executive officers, including base salary, bonus compensation and equity awards. After the end of each fiscal year, the CFO reports to the Board of Directors, including the Committee members, Diamond’s financial results for the year, which the Committee and the Board take into account in rendering compensation decisions.
Components of Executive Compensation
          The material elements of compensation for our named executive officers are annual salaries, annual bonuses and equity incentives. Named executive officers also receive perquisites and participate in other programs.
          Base Salary. Base salaries enable us to attract and retain executive talent by establishing a minimum compensation upon which executives can rely. Over time, salary increases are designed to reward sustained individual performance, advancement through the organization and increasing levels of responsibility. The Committee reviews base salaries annually, generally targeting adjustments equal to the percentage increase budgeted by us for employees generally. In addition, the Committee analyzes benchmark data provided by Aon Consulting, which establishes a range of competitive salaries by reference to survey data and peer company compensation practices. These salary benchmarks enable us to gauge the competitiveness of an executive’s base salary or other compensation, but we do not set salaries based on the benchmarks.
          In establishing base salaries for named executive officers in fiscal 2007, the Committee reviewed recommendations by the CEO with respect to the named executive officers other than himself, based on the CEO’s subjective assessments of each named executive officer’s experience, responsibilities, teamwork, performance and reference to benchmark data. The Committee also made subjective assessments about the CEO’s performance, and reference to benchmark data, in recommending Mr. Mendes’ base salary for fiscal 2007. At the beginning of fiscal 2007, the executive officers received raises to their base salaries as follows: Chief Executive Officer – 5.0%; Chief Operating Officer – 10.0%; Chief Financial Officer – 5.0%; Vice President Corporate Affairs and Human Resources – 6.0%; and Senior Vice President Marketing – 3.48%. The raises for the positions other than the Senior Vice President Marketing were higher than we typically provide, in order to offset a portion of the impact of our termination of a defined benefit pension plan. Our Senior Vice President Marketing joined Diamond during fiscal 2005 and was not eligible to receive pension plan benefits.
          Annual Bonus Incentives. We pay annual bonuses to our named executive officers under our Diamond Annual Bonus Program, which is administered by the Committee. Annual bonuses are intended to promote the achievement of our annual financial goals and corporate initiatives. For fiscal 2007, the maximum achievable bonuses for each of our named executive officers were as follows: Chief Executive Officer – 100% of base salary; Chief Operating Officer – 70% of base salary; Chief Financial Officer – 70% of base salary; Vice President Corporate Affairs and Human Resources – 50% of base salary; and Senior Vice President Marketing – 50% of base salary. Historically, the bonus period would run from December 1 to November 30 each year. Accordingly, bonuses were paid in December 2006 for the period from December 1, 2005 to November 30, 2006. Commencing December 1, 2006, the bonus period was changed to align with the fiscal year, which ends July 31. As a result, bonuses were paid in September 2007 and were pro rated for the eight month period from December 1, 2006 to July 31, 2007.
          Each year, our Board reviews and approves an annual plan outlining Diamond’s business objectives and key initiatives for the upcoming fiscal year. Each of our named executive officers other than the Chief Executive Officer develops a detailed plan consisting of individual goals, the achievement of which support the annual plan. Each of the major categories of business goals and objectives contained in our corporate annual plan is supported by one or more of these individual goal achievement plans. The individual goal achievement plans are reviewed and approved by our Chief executive Officer. At the end of the fiscal year, each named executive officer other than the Chief Executive Officer performs a self-assessment of his performance relative to his individual goal achievement plan, which is reviewed and approved by our Chief Executive Officer. At the conclusion of this process, each named executive officer other than the Chief Executive Officer is assigned a score on a 200 point scale, with 200 points signifying maximum performance, at which the maximum bonus would be earned. The Committee reviews the Chief Executive Officer’s recommendations and approves bonus payments to these officers based on this score as recommended by our CEO.
          After the end of each fiscal year, the Committee evaluates the performance of our Chief Executive Officer by reference to our performance relative to the Company annual plan, and recommends to the Board his bonus compensation based on the Committee’s assessment of the achievement of our goals and initiatives for the year. The fiscal 2007 annual plan against which our Chief Executive Officer’s performance was measured consisted of an extensive list of specific business goals and corporate objectives that were approved by our Board of Directors at the beginning of fiscal 2007. The various specific goals and objectives fall into the following main categories: revenue and profitability; development of our Emerald and Diamond brands; improvements in production yields and labor productivity; cost savings and profitability initiatives; and improvements in manufacturing and financial system infrastructure. Due to the number and complexity of goals and objectives included in the Company annual plan and each of the executive officers’ individual goal achievement plans, and due to the fact that our CEO expects each of the other named executive officers to set at least some goals that are difficult to achieve, the Committee believes that achievement of maximum bonus payments has been and will continue to be a rare occurrence. In 2006 and 2007 none of our named executive officers received the maximum allowable bonus.
          Equity Incentives. In fiscal 2007 the Committee granted no equity awards, due to its decision to alter the timing of equity awards from mid-year to the beginning of the fiscal year, to coincide with the timing of executive officer base salaries and annual bonus determinations. However, the Committee believes that equity awards are a key component of its executive compensation program. Our 2005 Equity Incentive Plan enables Diamond to grant stock options, stock appreciation rights, restricted stock, and other equity awards. The Committee believes that these equity-based incentives serve the following purposes:
•	align the interests of our executives with those of other shareholders;

•	promote performance orientation among executives through stock option grants the value of which is at risk;

•	augment total compensation to be competitive with executive compensation at other companies; and

•	retain executives through vesting of equity awards, particularly restricted stock.
          We anticipate that most of our equity awards to executive officers will be made pursuant to an annual grant program, although the Committee and Board retain the discretion to make additional awards of options or restricted stock to executives at other times for recruiting or retention purposes. The Committee makes annual grants either at in-person meetings or by unanimous written consent. To the extent stock options have been granted by the Committee, the exercise price equaled the closing price of our stock on the date of the meeting or the date on which all of the written consents were signed. In addition, from time to time, the Committee has approved new hire grants of options to officers who join Diamond by unanimous written consent. In these situations, the Committee’s practice has been to use the closing price of our stock on the date all written consents have been signed. The Committee delegated to the Chief Executive Officer the authority to grant equity awards to non-officer employees, provided that he may not grant more than 13,000 options or 2,000 shares of restricted stock to any employee. In exercising this delegated authority, the Chief Executive Officer reviews proposed equity grants on the fifteenth day of each month (or the next business day if the fifteenth is a holiday or weekend day). If he approves the grant of an option, the exercise price is established as the closing price of our stock on that date.
            Severance and Change of Control Benefits. Each of our named executive officers is covered by an arrangement under which he will receive payments in the event the executive’s employment is terminated after a change of control of Diamond. Payments vary from one to three times salary, based on position and tenure in the company. In addition, if we terminate our Chief Executive Officer without cause, he is entitled to continuation of his salary and health, dental and vision insurance benefits for up to 12 months, as well as certain outplacement services. Finally, under our 2005 Equity Incentive Plan, all outstanding equity awards will vest upon a change of control of Diamond if not assumed by the acquirer. We believe that these benefits are competitive in the industry and assist in recruiting and retaining executive officers. For more information, please refer to “Potential Payments upon Employment Termination and Change of Control Events,” which begins on page 61.
          Retirement Plans. The executive officers participate in the same 401(k) plan on the same terms provided to all administrative employees. Pursuant to the 401(k) plan, we make a contribution of 3% of base salary into 401(k) accounts, up to a maximum of $30,000 per year. In addition, the Chief Executive Officer participates in Diamond Walnut Growers Retirement Restoration Plan, a non-qualified supplemental retirement plan that provides supplemental benefits upon retirement. This retirement program, which was first implemented in 1989, was established to incent and retain senior executives by rewarding long-term contributions by providing income security upon retirement. For more information regarding the Diamond Walnut Growers Retirement Restoration Plan, please see “Pension Benefits” on page 59.
          Perquisites. We provide executive officers with perquisites and other personal benefits that we believe are consistent with our overall compensation program, in order to enable us to attract and retain executives. The Committee periodically reviews the types of perquisites and other personal benefits provided to executive officers.
REPORT OF THE COMPENSATION COMMITTEE
            The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in Diamond’s Annual Report on Form 10-K for the year ended July 31, 2007.
COMPENSATION COMMITTEE
Robert Zollars, Chairman
Larry Baer
Glen Warren

EXECUTIVE COMPENSATION
     The following table presents information about the compensation for the 2007 fiscal year awarded to, earned by or paid to our named executive officers serving in that capacity as of July 31, 2007. We also provide benefits to our executive officers that are generally available to all of our employees.
Summary Compensation Table

								Change in Pension
								Value and
								Nonqualified
							Non-Equity	Deferred
				Stock	Option		Incentive Plan	Compensation	All Other
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards		Compensation	Earnings	Compensation
Position	Year	($)	($)	($) (1)	($)		($) (2)	($) (3)	($) (4)	Total ($)
Michael Mendes President and Chief Executive Officer	2007	509,280	—	1,583,176	287,901	(5)	456,225	120,184	246,275	3,203,041

Gary Ford Executive Vice President, Chief Operating Officer	2007	274,039	—	685,384	42,143	(6)	171,646	—	74,278	1,247,490

Seth Halio Executive Vice President, Chief Financial Officer	2007	251,539	—	595,974	38,457	(6)	142,590	—	41,030	1,069,590

Sam Keiper Vice President, Corporate Affairs and Human Resources	2007	185,097	—	232,684	18,232	(6)	77,601	—	33,102	546,716

Andrew Burke Senior Vice President, Marketing	2007	237,692	—	74,622	36,077	(6)	83,795	—	16,546	448,732

(1)	The amounts shown in this column represent compensation expense recognized for financial reporting purposes during fiscal 2007 in accordance with SFAS 123R related to the awards of restricted shares granted in fiscal years 2005, 2006 and 2007. Additional information regarding our SFAS 123R assumptions can be found in “Note 3 of the Notes to Consolidated Financial Statements” on page 33, with the exceptions that the valuation shown here in the Summary Compensation Table assumes no forfeitures for the named executive officers. The restricted shares reflected in this column vest over a three-year period from the date of grant. During the vesting period, the named executive officers are the beneficial owners of the restricted shares and possess all voting and dividend rights. Dividends are payable at the same rate as is paid on the Company’s common shares generally. During fiscal 2007, we paid quarterly dividends at a rate of $0.03 per share.

(2)	Amounts in this column reflect annual, non-equity incentive plan awards earned under the Annual Bonus Program during fiscal 2007. The payments were based on achievement of company annual plan objectives, for the Chief Executive Officer, and of individual goal plan objectives for the other named executive officers. The amounts are comprised of bonus paid in December 2006, pro rated for four months, and in September 2007, which amount was based on an eight-month period. Additional information regarding the Annual Bonus Program is provided under “Compensation Discussion and Analysis — Components of Executive Compensation — Annual Bonus Incentives.”

(3)	Amounts in this column represent the increase in present value of accumulated benefits accrued under the Diamond Walnut Growers Retirement Restoration Plan, in which the Chief Executive Officer participates. Additional information regarding the Retirement Restoration Plan is set forth below in “Pension Benefits.”

(4)	Amounts shown in this column for each of the named executive officers include the following:

	Mr. Mendes	Mr. Ford	Mr. Halio	Mr. Keiper	Mr. Burke
Housing and Moving Expenses	$111,321	$32,400	$0	$0	$0

Travel Reimbursements	2,131	834	0	1,241	1,428

Health and Wellness Programs	6,443	480	3,144	0	832

Exec-U-Care Reimbursements (a)	2,053	6,507	4,577	424	0

Auto and Parking (b)	4,988	2,953	9,297	3,389	0

Financial Planning Services	15,275	6,711	6,240	6,646	0

Tax Gross Ups (c)	85,896	7,329	4,093	4,585	0

401(k) Contribution	6,963	6,415	6,203	5,692	3,742

Life and Medical Insurance Premiums	11,205	10,649	7,476	11,125	10,544

Total	$246,275	$74,278	$41,030	$33,102	$16,546

(a)	Includes reimbursement for medical expenses not otherwise covered under health insurance offered by Diamond.

(b)	Includes value of the use of company-owned vehicle for personal reasons.

(c)	For Mr. Ford, Mr. Halio and Mr. Keiper, the amounts are attributable to gross ups paid in connection with tax obligations associated with financial planning services. For Mr. Mendes, includes gross ups paid in connection with tax obligations associated with the following: $54,726 in gross up for housing reimbursement taxes and $31,170 in gross up for financial planning services income.

(5)	The amounts shown in this column represent compensation expense recognized for financial reporting purposes during fiscal 2007 in accordance with SFAS 123R related to options to purchase common stock granted in fiscal 2006 and 2007. Additional information regarding our SFAS 123R assumptions can be found in “Note 3 of the Notes to Consolidated Financial Statements” on page 33, with the exceptions that the valuation shown here in the Summary Compensation Table assumes no forfeitures for the named executive officers. The options reflected in this column vest over a five-year period from the date of grant.

(6)	The amounts shown in this column represent compensation expense recognized for financial reporting purposes during fiscal 2007 in accordance with SFAS 123R related to options to purchase common stock granted in fiscal 2006 and 2007. Additional information regarding our SFAS 123R assumptions can be found in “Note 3 of the Notes to Consolidated Financial Statements” on page 33, with the, with the exceptions that the valuation shown here in the Summary Compensation Table assumes no forfeitures for the named executive officers. The options reflected in this column vest over a three-year period from the date of grant.

2007 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under			Estimated Future Payouts Under
		Non-Equity Incentive Plan			Equity Incentive Plan
		Awards (1)			Awards
								(j)	(k)	(l)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	All Other
								Option	Exercise
								Awards:	Or Base	Grant
								Number of		Date Fair
								Securities	Price of	Value
								Underlying	Option	Of Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	($/Sh)	($)

Michael Mendes	N/A	0	383,625	511,500	—	—	—	—	—	—

Gary Ford	N/A	0	144,375	192,500	—	—	—	—	—	—

Seth Halio	N/A	0	132,300	176,400	—	—	—	—	—	—

Sam Keiper	N/A	0	69,563	92,750	—	—	—	—	—	—

Andrew Burke	N/A	0	86,275	115,033	—	—	—	—	—	—
	3/15/07 (2)				—	—	—	15,000	15.83	10,603

(1)	Reflects potential payouts of amounts that could have been earned with respect to fiscal 2007 threshold, target and maximum levels under the Diamond Foods Annual Bonus Program. Targets for non-equity incentive plan awards are based on 75% of maximum, which has been our practice for senior executives. Actual amounts earned for fiscal 2007 have been reported in “Summary Compensation Table” as Non-Equity Incentive Plan Compensation, which provides actual payments made in December 2006. The “Maximum” amounts are based on percentages of salaries in effect as of December 2006, prorated to four months, and September 2007, prorated to eight months. The maximum bonus percentages of salary are: Chief Executive Officer — 100%; Chief Operating Officer — 70%; Chief Financial Officer — 70%; Vice President Corporate Affairs and Human Resources — 50%; Senior Vice President Marketing — 50%. Mr. Burke was promoted from Vice President, Marketing to Senior Vice President, Marketing in April 2007, and his maximum non-equity incentive plan award was increased from 45% of salary. Under the Annual Bonus Program, named executive officers could receive no payment if performance objectives are not met. Accordingly, the “Threshold” amounts are $0.

(2)	This stock option award was granted under the 2005 Equity Incentive Plan. The option incrementally vest as to one-third of the shares subject to the options on the first anniversary of grant and thereafter vest in monthly pro-rata increments over the following twenty-four months. The options have a maximum term of ten years subject to earlier termination upon cessation of service to Diamond. The exercise price of each option may be paid in cash or in shares of common stock valued at the closing price on the exercise date or may be paid with the proceeds from a same-day sale of the purchased shares. Amounts shown in this column represent the grant date fair value under FAS 123R of the stock options without giving effect to any forfeiture rate.

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards								Stock Awards
(a)	(b)		(c)		(d)	(e)	(f)	(g)		(h)		(i)	(j)
												Equity	Equity
					Equity							Incentive	Incentive
					Incentive					Market		Plan Awards:	Plan Awards:
					Plan Awards:					Value of		Number of	Market or
	Number of				Number of			Number of		Shares or		Unearned	Payout Value
	Securities		Number of		Securities			Shares or		Units of		Shares, Units	of Unearned
	Underlying		Securities		Underlying			Units of		Stock		or Other	Shares, Units or
	Unexercised		Underlying		Unexercised	Option		Stock That		That		Rights That	Other Rights
	Options (#)		Unexercised		Unearned	Exercise	Option	Have Not		Have Not		Have Not	That Have
	Exercisable		Options (#)		Options	Price	Expiration	Vested		Vested		Vested	Not Vested
Name	(1)		Unexercisable		(#)	($)	Date	(#)(2)		($)(3)		(#)	($)

Michael Mendes	168,888	(4)	84,445	(4)	—	17.00	7/20/15	84,444	(5)	1,387,415	(5)	—	—
	78,750	(6)	146,250	(6)	—	17.07	10/25/15	14,067	(8)	231,121	(8)	—	—
	21,096	(7)	42,192	(7)	—	21.00	1/10/16	—		—		—	—

Gary Ford	63,333	(4)	31,667	(4)	—	17.00	7/20/15	31,666	(5)	520,272	(5)	—	—
	5,972	(7)	11,943	(7)	—	21.00	1/10/16	3,978	(8)	65,359	(8)	—	—

Seth Halio	63,333	(4)	31,667	(4)	—	17.00	7/20/15	27,444	(5)	450,905	(5)	—	—
	5,450	(7)	10,899	(7)	—	21.00	1/10/16	3,636	(8)	59,739	(8)	—	—

Sam Keiper	21,111	(4)	10,556	(4)	—	17.00	7/20/15	10,555	(5)	173,419	(5)	—	—
	2,597	(7)	5,193	(7)	—	21.00	1/10/16	1,728	(8)	28,391	(8)	—	—

Andrew Burke	5,000	(9)	10,000	(9)	—	14.93	6/19/16	10,000	(10)	164,300	(10)	—	—
	0	(11)	15,000	(11)	—	15,83	3/14/17	—		—		—	—

(1)	All options set forth in the table have a ten-year term. The unvested portion of an option will expire prior to its stated expiration date in the event of the optionee’s termination of employment.

(2)	The shares set forth in column g are grants of restricted stock that vest subject to continued employment with Diamond.

(3)	The market value of the unvested restricted shares was computed using $16.43, which was the closing share price of Diamond stock on July 31, 2007.

(4)	These options were granted on July 20, 2005 in connection with Diamond’s initial public offering. One-third of the options vested on July 20, 2006, and the remaining options vest in eight equal installments each calendar quarter after July 20, 2006 such that the options will be fully vested on July 20, 2008.

(5)	These shares of restricted stock were granted on July 20, 2005 in connection with Diamond’s initial public offering. One-third of the restricted shares vested on July 20, 2006, an additional third vested on July 20, 2007 and the remaining restricted shares will vest on July 20, 2008.

(6)	From 2001 until October 2005, Mr. Mendes was the beneficiary of a Long Term Incentive Compensation program (“LTIC”), pursuant to which Diamond agreed to provide Mr. Mendes with annual cash benefits over a ten year period, with payments to begin as early as Mr. Mendes’ 50th birthday, under certain circumstances. To better align Mr. Mendes’ interests with those of our stockholders, on October 25, 2005, the Board approved terminating the LTIC and granted Mr. Mendes an option to purchase 225,000 shares of our common stock, which are the options reflected in the table above. The option vests over five years, with options to purchase 20% of the shares vesting on October 25, 2006, and the remainder vesting on a pro rata basis on each quarterly anniversary thereafter over the next four years. The option will be fully vested on October 25, 2010.

(7)	These options were granted on January 10, 2006. One-third of the options vested on January 10, 2007, and the remaining options vest in eight equal installments each calendar quarter after January 10, 2006 such that the options will be fully vested on January 10, 2009.

(8)	These shares of restricted stock were granted on January 10, 2006. One-third of the restricted shares vested on January 10, 2007, an addition third will vest on January 10, 2008, and the remaining restricted shares will vest on January 10, 2009.

(9)	These options were granted on June 19, 2006 in connection with commencement of Mr. Burke’s employment with Diamond. One-third of the options vested on June 19, 2007, and the remaining options vest in eight equal installments each calendar quarter after June 19, 2007 such that the options will be fully vested on June 19, 2009.

(10)	These shares of restricted stock were granted on June 19, 2006 in connection with commencement of Mr. Burke’s employment with Diamond. One-third of the restricted shares vested on June 19, 2007, an addition third will vest on June 19, 2008, and the remaining shares will vest on June 19, 2009.

(11)	These options were granted on March 14, 2007 in connection with commencement of Mr. Burke’s promotion from Vice President, Marketing to Senior Vice President, Marketing. One-third of the options will vest on March 14, 2008, and the remaining options will vest in eight equal installments each calendar quarter after March 14, 2008 such that the options will be fully vested on March 14, 2010.

2007 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
	Number of Shares	Value Realized	Number of Shares	Value Realized on
	Acquired on Exercise	on Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#) (1)	($)(2)
Michael Mendes	—	—	91,478	1,560,965
Gary Ford	—	—	33,656	574,037
Seth Halio	—	—	29,262	499,132
Sam Keiper	—	—	11,420	194,863
Andrew Burke	—	—	5,000	87,450

(1)	Represents shares of restricted stock that vested during fiscal 2007.

(2)	The market price used in determining the value realized was calculated using the closing share price on the date of vesting.

PENSION BENEFITS
     Prior to November 17, 2006, we maintained the Diamond Foods, Inc. Pension Plan, which was a qualified defined benefit plan covering administrative employees including named executive officers. On November 17, 2006, we froze the pension plan such that all pension benefits ceased accruing on that date. Effective December 1, 2006, we terminated the pension plan. In connection with the termination of the plan, employees had the option of receiving a settlement of their accrued pension plan benefits by taking an immediate monthly life annuity or a lump sum equal to the actuarial equivalent of the accrued benefit. The lump sum amount was calculated using the required lump sum basis, including the average 30-year Treasury bond rate for the month two months prior to the month of distribution, and the mortality table published by the IRS in Revenue Ruling 2001-62. The lump sum value calculation included discounting with interest each future benefit payment over the employee’s expected lifetime.
     We continue to maintain the Diamond Walnut Growers Retirement Restoration Plan, which provides unfunded, non-qualified benefits. Our Chief Executive Officer is the sole remaining participant in the plan. The rules governing eligibility under this plan are the same under the terminated Pension Plan, which required that an employee either complete 1,000 hours of service in the first twelve months of employment or complete 1,000 hours of service in any plan year (August 1 to July 31) beginning after the date of hire. Our Chief Executive Officer is eligible for participation under the Retirement Restoration Plan.
     The normal retirement benefit provided under the Retirement Restoration Plan is payable as an annuity beginning at age 60. The benefit is the amount by which the monthly target benefit under the plan exceeds the monthly benefit paid under the Diamond Foods, Inc. Pension Plan. The target benefit under the Retirement Restoration Plan is the amount resulting from the formula below that produces the higher benefit:
•	2% of the annual average compensation multiplied by years of credited service. Once this amount is calculated, subtract 1% multiplied by the social security benefit payable multiplied by the years of credited service (not to exceed 40 years).

•	3% of the annual average compensation multiplied by years of credited service (not to exceed 15 years). Once this amount is calculated, add 1/2% of the annual average compensation multiplied by the years of credited service that exceed 15 years. Once this amount is added, subtract 3-1/3% of the social security benefit payable multiplied by the years of credited service (not to exceed 15 years).
For the purposes of these calculations, annual average compensation is the highest average of annual compensation over five consecutive years out of the ten years preceding the date of termination of employment. Compensation includes base salary and bonus.
     The rules governing early retirement eligibility under the Retirement Restoration Plan are the same as were defined in the terminated Pension Plan:
•	Early retirement is available on the first day of any month that coincides with or immediately follows the 50th birthday, but not before reaching ten years of service with Diamond.

•	Benefits may start at any time between age 50 and 60.
     The amount of the early retirement benefit is the amount that would have otherwise been payable upon normal retirement beginning at age 60, minus 1/3% per month for each month early retirement precedes the age 60 normal retirement date.
     The Retirement Restoration Plan allows the participant to choose from a number of methods to receive accrued benefits, which include the following:
•	Single life annuity — A single life annuity provides a monthly benefit until death. This option also includes an alternative allowing for 3% annual benefit increases for inflation protection (in which case the starting benefit is lower).

•	Life annuity with 5 or 10 years certain — Under this form, the participant receives a monthly benefit for life. If death occurs before the end of the 5 or 10 years, the designated beneficiary will receive the same monthly benefit for the remainder of the 5 or 10 year period.

•	Joint and survivor annuity — Under this form, the participant receives a monthly benefit paid for life. If the participant dies before their beneficiary, the beneficiary receives the selected percentage (50%, 66-2/3%, 75%, or 100%) of that monthly benefit for the rest of his or her life. A 75% joint and survivor annuity is also available with 3% annual benefit increases for inflation protection (in which case the starting benefit is lower).

•	Social Security adjustment option — Under this option, the single life annuity amount is adjusted to provide a higher benefit prior to age 65 and a lower benefit thereafter (anticipating that the participant might commence social security benefits at age 65).

•	Immediate annuity — If a participant is not yet eligible for early retirement but their original hire date was before August 1, 2000, the participant is eligible to receive a reduced annuity payable immediately upon termination. If the participant is single, the benefit is paid in the “single life annuity” form of payment, described above, and if married, the benefit is paid as a “50% joint and survivor” annuity. This annuity is actuarially reduced to be payable at the age at termination.

•	Lump sum payment — Under this form, the participant receives a single cash payment (lump sum) equal to the actuarial present value of the vested benefit. The lump sum amount is determined based on the required basis set forth in the General Agreement on Tariffs and Trade – Retirement Protection Act of 1994 (“GATT”), utilizing the average 30-year T-bond rate for the month two months prior to the month of distribution. The higher the interest rate, the lower the lump sum, and vice versa.
 Determination of Value
     The amounts shown are based on retirement at age 60, which is the earliest age at which an unreduced retirement benefit is payable under the Retirement Restoration Plan. Other key assumptions used to determine the amounts are as follows:
•	An interest rate of 6.40%, the Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“SFAS 87”) discount rate as of July 31, 2007. The discount rate as of July 31, 2006 was 5.85%.

•	The value of benefits under the SERP have been determined assuming the benefit is received as a lump sum, with the conversion based on a 6% interest rate (was 5.5% at July 31, 2006) and the unisex Revenue Ruling 2001-62 mortality table.
     The table below shows for our Chief Executive Officer the number of years of credited service, present value of accumulated benefit and payments during the last fiscal year under the Retirement Restoration Plan. The years of credited service are years of service while employed by us, and no additional years of credited service have been granted.
2007 Pension Benefits

(a)	(b)	(c)	(d)	(e)
			Present Value of	Payments
		Number of Years	Accumulated	During Last
		Credited Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($)	($)(1)

Michael Mendes	Retirement Restoration Plan	14.8	1,690,901	—

Michael Mendes	Diamond Foods, Inc. Pension Plan	—	—	253,367

(1)	In connection with the termination of the Diamond Foods, Inc. Pension Plan, employees had the option of receiving a settlement of their accrued pension plan benefits by taking an immediate monthly life annuity or a lump sum equal to the actuarial equivalent of the accrued benefit. The lump sum amount was calculated using the required lump sum basis, including the average 30-year Treasury bond rate for the month two months prior to the month of distribution, and the mortality table published by the IRS in Revenue Ruling 2001-62. The lump sum value calculation included discounting with interest each future benefit payment over the employee’s expected lifetime. Mr. Mendes elected to receive the lump sum amount, which is the value reflected in the table above.
Potential Payments upon Employment Termination and Change-of-Control Events

     We have entered into change-of-control agreements with our executive officers. Under these agreements, if we sell all or substantially all of our assets, complete a merger after which our stockholders before the merger do not own more than 50% of the surviving or successor entity’s outstanding voting securities after the merger, or any person or entity acquires 50% or more of our outstanding voting securities, and then after such change of control the successor entity terminates the executive officer without cause (as defined below) or the executive officer terminates his employment for good reason (as defined below), then the vesting of the executive officer’s restricted stock and stock options will accelerate and the executive will become entitled to receive severance payments equal to a multiple of his current yearly salary and maximum bonus. The multiple is three times for Mr. Mendes, Mr. Ford and Mr. Keiper, two times for Mr. Halio and one time for Mr. Burke. In addition, if an executive officers elects to continue medical and/or dental coverage after termination, he will receive a monthly payment equal to the premium(s) for the coverage elected for himself and his dependents.
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
     In addition, in connection with commencement of his employment as Chief Executive Officer, we agreed to provide Mr. Mendes with termination benefits independent of a change of control transaction. If we terminate Mr. Mendes’ employment for any reason other than due to his willful breach of duty, habitual neglect of duty or continued incapacity to perform, he is entitled to continuation of his salary and health, dental and vision insurance benefits for up to 12 months, and we have agreed to provide him with up to $10,000 in outplacement services.
     The tables below present estimated payments and benefits that would have been provided to each of our named executive officers assuming their respective terminations as of July 31, 2007 pursuant to their change of control agreements, with respect to all of the named executive officers, and pursuant to the employment letter agreement, with respect to Mr. Mendes. As a condition of receiving any severance benefits in connection with the change of control agreements, a named executive officer must execute a full waiver and release of all claims in our favor and agree to abide by certain covenants regarding confidentiality, non-solicitation of employees, non-interference with our business relationships and non-competition. In addition to the benefits described in the tables below, upon termination of employment the named executive officers may also be eligible for other benefits that are generally available to all salaried employees, such as life insurance, long-term disability, and 401(k) benefits.

	Michael Mendes	Gary Ford	Seth Halio	Sam Keiper	Andrew Burke
Termination after Change of Control:
Severance – Multiple of Base Salary and Maximum Annual Bonus Program Award	$3,118,500	$1,402,500	$856,800	$834,750	$357,000
Post-termination COBRA reimbursement for 18 months	22,451	22,451	15,469	22,451	22,451

	Michael Mendes	Gary Ford	Seth Halio	Sam Keiper	Andrew Burke
Acceleration of unvested restricted stock as of July 31, 2007 (1)	1,618,536	585,631	510,644	201,810	164,300
Acceleration of unvested options as of July 31, 2007 (2)	—	—	—	—	24,000

Total	4,759,487	2,010,582	1,382,913	1,059,011	567,751

Voluntary Retirement:
Payment under Retirement Restoration Plan (3)	1,690,901	—	—	—	—

Involuntary Termination:
Post-termination outplacement services	10,000	—	—	—	—
Post-termination base salary, health and welfare benefit continuation (12 months) (4)	534,717	—	—	—	—

Total	544,717	—	—	—	—

(1)	Amounts shown represent acceleration of vesting triggered by termination event after a change of control based on $16.43 per share, which was the closing price of our stock on July 31, 2007.

(2)	Amounts shown represent acceleration of vesting triggered by termination event after a change of control based on $16.43 per share, which was the closing price of Diamond’s stock on July 31, 2007. The exercise prices of unvested options for Mr. Mendes, Mr. Ford, Mr. Halio and Mr. Keiper exceeded $16.43.

(3)	Amounts reflect estimated lump-sum present value of non-qualified retirement plan benefits.

(4)	Amounts reflect 12 months of base salary and COBRA reimbursements as of July 31, 2007.

DIRECTOR COMPENSATION
     The following table shows the compensation earned in fiscal 2007 by members of our Board of Directors:

	Fees Earned or
	Paid in Cash	Stock Awards	Option Awards	Total
Name	($) (1)	($) (2)	($) (3)	($)
(a)	(b)	(c)	(d)	(h)
Larry Baer	32,500	39,993	49,823	122,316
Jack Gilbert	37,000	39,993	49,823	126,816
Bob Lea	32,000	39,993	49,823	122,316
Dennis Mussell	34,500	39,993	49,823	124,316
Steve Neil	37,500	39,993	49,823	127,316
Joe Silveira	34,000	39,993	49,823	123,816
Glen Warren	31,000	39,993	49,823	120,816
Bob Zollars	35,000	39,993	49,823	124,816

(1)	Our non-employee directors receive annual retainer and meeting fees. The annual retainer is $18,000 and meeting fees are $2,000 for each board meeting attended. In addition, the chairman of the Board of Directors and the chairman of the audit committee each receive an additional annual retainer of $5,000, while the compensation committee chair and nominating and governance committee chair each receive an additional annual retainer of $2,500. Committee members receive a meeting fees of $500 for each board committee meeting attended. All of our directors are reimbursed for their reasonable expenses in attending board and board committee meetings.

(2)	Upon their initial appointment or election to our Board of Directors, each non-employee director receives an automatic grant of restricted stock under our 2005 Equity Incentive Plan. The number of shares is equal to $120,000 divided by the closing price of our stock on the date of grant. Each such automatic stock grant is restricted, meaning that we retain the right to repurchase the shares for the nominal purchase price until they are vested. The restricted shares vests in three equal annual installments, commencing with the first anniversary of the date of grant, provided the director remains in continuous service as a director through that date. Prior to vesting, the director is entitled to vote and receive dividends with respect to such shares, but not to transfer them. Each award will become fully vested if we are acquired prior to or at the time of the director’s termination of service. The amounts shown in this column represent compensation expense recognized for financial reporting purposes during fiscal 2007 in accordance with SFAS 123R related to the awards of restricted shares granted in fiscal 2005. Additional information regarding our SFAS 123R assumptions can be found in “Note 3 of the Notes to Consolidated Financial Statements” on page 33.

(3)	Under our 2005 Equity Incentive Plan, each non-employee director receives an automatic grant of an option to purchase 10,000 shares of our common stock upon first joining the Board of Directors. The option will have an exercise price equal to the fair market value on the date of grant. Non-employee directors who were members of the board on the date of our initial public offering on July 20, 2005, received their initial, automatic grant on such date, with an exercise price equal to our initial public offering price of $17.00 per share.

Our 2005 Equity Incentive Plan also provides that each non-employee director will receive an automatic grant of an option to purchase 10,000 shares of our common stock on each anniversary of the date of grant of the initial option. Accordingly, on July 20, 2007, each non-employee director received this automatic grant with an exercise price equal to $17.03 per share, which was the closing price of our stock on such date. These automatic option grants have ten-year terms and will terminate six months following the date the director ceases to be one of our directors or consultants or 12 months following that date, if the termination is due to death or disability. Each automatic grant of options vests and becomes exercisable on the one-year anniversary of the date of grant, provided the director remains in continuous service as a director through that date. In addition, each option award will become fully vested and exercisable if we are acquired prior to or at the time of the director’s termination of service.

The amounts shown in this column represent compensation expense recognized for financial reporting purposes during fiscal 2007 in accordance with SFAS 123R related to options to purchase common stock granted in fiscal years 2006 and 2007. Additional information regarding our SFAS 123R assumptions can be found in “Note 3 of the Notes to Consolidated Financial Statements” on page 33.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The compensation committee currently consists of Laurence Baer, Glen Warren and Robert Zollars, none of whom has any interlocking relationships as defined by the Securities and Exchange Commission.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table sets forth information as of July 31, 2007 regarding equity awards under our 2005 Equity Incentive Plan and 2005 Employee Stock Purchase Plan:
Equity Compensation Plan Information Table

	(a)	(b)	(c)
		Weighted	Number of securities
	Number of securities	average exercise	available for future
	to be issued upon	price of	issuance under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	1,621,170	$17.37	948,936 (1)
Equity compensation plans not approved by security holders	0	—	—
Total	1,621,170	$17.37	948,936 (1)

(1)	Of these shares, 445,072 shares remain available for purchase under our 2005 Employee Stock Purchase Plan and 503,864 shares remain available for purchase under our 2005 Equity Incentive Plan. All of the shares available for grant under the 2005 Equity Incentive Plan may be issued in the form of stock options, restricted stock, stock bonuses, stock appreciation rights or restricted stock units. Under the terms of our 2005 Equity Incentive Plan, on the first business day of each of the fiscal years 2006 through 2014, the aggregate number of shares reserved and available for grant and issuance pursuant to the plan is automatically increased by a number of shares equal to 2% of the total outstanding shares as of the immediately preceding July 31, or a lesser number of shares determined by our Board of Directors, provided that no more than 25,000,000 shares may be issued pursuant to the exercise of incentive stock options. Under the terms of our 2005 Employee Stock Purchase Plan, beginning in fiscal 2007, on the first business day of each fiscal year the aggregate number of shares reserved for issuance under the plan is automatically increased by a number of shares equal to 1% of the total outstanding shares as of the last day of the immediately preceding fiscal year, or a lesser number of shares determined by our Board of Directors, provided that the aggregate number of shares issued over the term of the plan shall not exceed 4,000,000 shares.
STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT
     The following table presents certain information regarding the beneficial ownership of our common stock as of November 14, 2007 by each of our directors, each of our named executive officers, all of our directors and executive officers as a group and each stockholder known to us owning more than 5% of our common stock.

     The percentage of beneficial ownership for the table is based on 16,110,070 shares of our common stock outstanding as of November 14, 2007. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our common stock.
     The number of shares beneficially owned by each stockholder is determined under the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes those shares over which the stockholder has or shares voting or investment control and includes those shares that the stockholder has the right to acquire within 60 days after November 14, 2007 through the exercise of any stock option. The “Percentage of Common Stock” column treats as outstanding all shares underlying such options held by the stockholder, but not shares underlying options held by other stockholders.

	Number of Shares	% of
Name of Beneficial Owner	of Common Stock	Common Stock (1)
Directors and Officers:
Michael J. Mendes (2)	655,757	4.0%
Gary K. Ford (3)	206,436	1.3
Seth Halio (4)	162,402	1.0
John J. Gilbert (5)(6)	101,426	*
Joseph P. Silveira (5)(7)	60,455	*
Samuel J. Keiper (8)	63,615	*
Andrew Burke (9)	37,351	*
Robert M. Lea (5)	49,336	*
Laurence M. Baer (5)	24,558	*
Dennis Mussell (5)	24,558	*
Steven M. Neil (5)	24,558	*
Glen C. Warren, Jr. (5)	34,558	*
Robert J. Zollars (5)	24,558	*
All 12 current directors and executive officers as a group (2) – (9)	1,469,568	8.8%
Other 5% Stockholders:
KDI Capital Partners, LLC (10)	878,527	5.5%
Vardon Capital Management, LLC (11)	1,103,883	6.9%
Massachusetts Financial Services Company (12)	957,572	5.9%
FMR Corp. (13)	1,830,299	11.4%

*	Less than one percent.

(1)	Percentage is based on 16,110, 070 shares of common stock outstanding as of November 14, 2007.

(2)	Includes 171,651 shares that may be acquired upon exercise of stock options. Also includes 14,654 shares purchased by Mr. Mendes in the open market for an aggregate purchase price of $248,760.

(3)	Pursuant to Rule 13d-3(d)(1) of the Exchange Act, includes 45,555 shares subject to stock options exercisable in the next 60 days.

(4)	Includes 45,033 shares that may be acquired upon exercise of stock options.

(5)	Includes 4,167 shares that may be acquired upon exercise of stock options.

(6)	Includes 42,833 shares in the name of Gilbert Orchards and 20,076 shares in the name of Rio Oso Groves, Inc. Mr. Gilbert is an owner and executive officer of Rio Oso Groves, Inc. and Gilbert Orchards. Mr. Gilbert has sole voting and dispositive control over the shares owned by Rio Oso Groves, Inc. Mr. Gilbert and William H. Gilbert have shared voting and dispositive control over the shares owned by Gilbert Orchards. Also includes 11,144 shares in the name of The John and Sandra Gilbert Trust DTD 3/6/2000. Mr. Gilbert is a co-trustee of the trust.

(7)	Includes 25,548 shares in the name of John Hancock Life Insurance Company, 1,047 shares in the name of John Hancock Variable Life Insurance Company, 3,561 shares in the name of Texas Municipal Plans Consortium and 2,913 shares in the name of Goose Pond Ag. Inc. Mr. Silveira provides farm management services for each of these entities. Mr. Silveira disclaims beneficial ownership of these shares. Also includes 2,828 shares owned by Mr. Silveira directly.

(8)	Includes 15,791 shares that may be acquired upon exercise of stock options.

(9)	Includes 7,500 shares that may be acquired upon exercise of stock options

(10)	We obtained this ownership information for KDI Capital Partners, L.L.C. et al. (“KDI”) from a Schedule 13G filed with the SEC by KDI and certain individuals who are partners in KDI, reporting ownership as of July 23, 2007. KDI and its partners share voting power as to 874,733 shares and dispositive power as to 876,777 shares. The address of KDI is 5151 Glenwood Avenue, Raleigh, North Carolina 27612.

(11)	We obtained this ownership information for Vardon Capital Management, LLC (“Vardon”) from a Schedule 13G filed with the SEC reporting ownership as of December 29, 2006. Vardon and its partners share voting and dispositive power over 1,103,883 shares. The address of Vardon is 120 W. 45th Street, 17th Floor, New York, New York 10036.

(12)	We obtained this ownership information for Massachusetts Financial Services Company (“MFS”) from a Schedule 13G filed with the SEC reporting ownership as of December 31, 2006. MFS has sole voting and dispositive power over 957,572 shares. The address of MFS is 500 Boylston Street, Boston, Massachusetts, 02116.

(13)	We obtained this ownership information for FMR Corp. (“FMR”) from a Schedule 13G filed with the SEC reporting ownership as of December 31, 2006. FMR has sole voting power over 553,210 shares and sole dispositive power over 1,830,299 shares. The address of FMR is 82 Devonshire Street, Boston, Massachusetts, 02109.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
     Any related party transactions must be reviewed and approved by the audit committee or another independent body of the Board of Directors in accordance with the written Audit Committee Charter.
     Other than the employment and severance agreements described in “Corporate Governance and Board of Directors Matters – Director Compensation,” “Executive Compensation” and the transactions described below, since August 1, 2006 there has not been, and there currently is not proposed, any transaction or series of similar transactions to which we were or will be a party:
•	in which the amount involved exceeded or exceeds $120,000; and
•	in which any director, executive officer, holder of more than 5% of any class of our common stock or any member of their immediate family had or will have a direct or indirect material interest.
Grower Payments
     We have paid each member of our Board of Directors who is currently a grower from whom we purchase walnuts, or an affiliate of a such a grower, for walnut products we received from them in the ordinary course of our business. The following table shows the payments received by the directors who also sold walnuts to us in fiscal 2007 and fiscal 2008 through November 15, 2007:

	Fiscal	Grower
Name	Year	Payments
John J. Gilbert(1)	2008	$1,456,127
	2007	$1,935,591
Robert M. Lea	2008	$530,662
	2007	$519,745

(1)	Represents amounts paid to Rio Oso Groves, Inc., of which Mr. Gilbert is an owner and executive officer, and to Gilbert Orchards, a corporation of which Mr. Gilbert is an owner and executive officer.
Indemnification of Directors and Executive Officers and Limitation of Liability
     Our certificate of incorporation includes a provision that eliminates the personal liability of our directors for monetary damages resulting from breach of fiduciary duty as directors, except for liability:
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
Item 14.  Principal Accounting Fees and Services
Audit Fees
     The following table presents information regarding the fees estimated and billed by Deloitte & Touche LLP and affiliated entities (collectively, “Deloitte & Touche”) for the 2007 and 2006 fiscal years.

	For the year ended July 31,
	(in thousands)
Nature of Services	2007	2006
Audit Fees	$902	$1,197
Audit-Related Fees	—	—
Tax Fees	14	12
All Other Fees	—	—

Total Fees	$916	$1,209

     Audit Fees. This category includes services provided in connection with the audit of our annual, consolidated financial statements, the review of our unaudited, quarterly consolidated financial statements, and review of our periodic and current reports filed with the securities exchange commission. For fiscal 2007 and 2006, Audit Fees also includes fees for Deloitte & Touche’s evaluation of the internal controls over our financial reporting and audit activities associated with an acquisition of assets.
     Audit-Related Fees. We did not incur any Audit-Related Fees during fiscal 2007 or fiscal 2006.

     Tax Fees. This category consists of tax compliance, tax planning, tax return preparation and tax advice with respect to our operations in Europe.
     All Other Fees. We did not incur any Other Fees during fiscal 2007 or fiscal 2006.
Audit Committee Pre-Approval Policies and Procedures
     Our audit committee charter provides that the audit committee will approve the fees and other significant compensation to be paid to our independent auditors, and pre-approve all audit services and all non-audit services of independent auditors permitted under applicable law. The charter also provides that the audit committee may establish other pre-approval policies and procedures for the engagement of independent auditors to render services to us, including without limitation policies that would allow the delegation of pre-approval authority to one or more members of the audit committee, provided that any pre-approval decision is reported to the audit committee at its next scheduled meeting. The audit committee and the Board of Directors has delegated pre-approval authority for up to $25,000 in expenses to the chairman of the audit committee. The chairman or the audit committee has approved all Audit and Tax Fees. All fees listed above paid to our independent auditors during fiscal 2006 and 2007 was for work performed by the independent auditors’ full-time, permanent employees.
PART IV
Item 15.  Exhibits, Financial Statement Schedules
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
     All schedules are omitted because the required information is included with the Consolidated Financial Statements.
     3. Exhibits.
The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with	Incorporated by Reference
Number	Exhibit Title	This 10-K	Form	File No.	Date Filed
2.01	Form of Amended and Restated Agreement and Plan of Conversion		Form S-1	333-123576	July 18, 2005

2.02	Asset Purchase and Sale Agreement, dated May 9, 2006, by and among Diamond Foods, Inc., GSH Holdings, Inc., Harmony Foods Corporation and SPC Partners II, L.P.		Form 8-K/A	000-51439	September 8, 2006

3.01	Certificate of Incorporation, as amended		Form S-1	333-123576	July 15, 2005

		Filed with	Incorporated by Reference
Number	Exhibit Title	This 10-K	Form	File No.	Date Filed
3.02	Restated Bylaws		Form S-1	333-123576	March 25, 2005

4.01	Form of Certificate for common stock		Form S-1	333-123576	July 18, 2005

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers		Form S-1	333-123576	March 25, 2005

10.02*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement		Form S-1	333-123576	March 25, 2005

10.03*	2005 Employee Stock Purchase Plan and form of subscription agreement		Form S-1	333-123576	March 25, 2005

10.04*	Diamond Walnut Growers, Inc. 401(k) Plan		Form S-1	333-123576	March 25, 2005

10.05*	Diamond Foods, Inc. Annual Bonus Program		Form 8-K	000-51439	October 25, 2005

10.06*	Diamond Walnut Growers, Inc. Retirement Restoration Plan		Form S-1	333-123576	March 25, 2005

10.07*	Diamond of California Management Pension Plan		Form S-1	333-123576	March 25, 2005

10.08	Diamond Walnut Growers, Inc. Pension Plan, as restated		Form S-1	333-123576	March 25, 2005

10.09*	Employment Agreement, dated March 25, 1997, between Registrant and Michael J. Mendes		Form S-1	333-123576	March 25, 2005

10.10*	Description of Compensation Arrangement for Gary K. Ford		Form S-1	333-123576	March 25, 2005

10.11*	Offer Letter, dated October 11, 2004, for Seth Halio		Form S-1	333-123576	March 25, 2005

10.12*	Description of Compensation Arrangement for Samuel J. Keiper		Form S-1	333-123576	March 25, 2005

10.13*	Description of Director Compensation Arrangements		Form S-1	333-123576	March 25, 2005

10.14	Preferred Securities Purchase Agreement and accompanying agreements, dated August 20, 1998, between Registrant, DW Capital Trust I and The Prudential Insurance Company of America, as amended		Form S-1	333-123576	March 25, 2005

10.15	Note Purchase Agreement, dated July 17, 2001, between Registrant, Teachers Insurance and Annuity Association of America and Connecticut General Life Insurance Company, as amended		Form S-1	333-123576	March 25, 2005

10.16	Intercreditor Agreement, dated September 11, 2002, between Bank of the West and CoBank, ACB		Form S-1	333-123576	March 25, 2005

10.17	Master Loan Agreement, dated February 23, 2004, between Registrant and CoBank, ACB, as amended		Form S-1	333-123576	March 25, 2005

10.18	Credit Agreement, dated December 2, 2004, between Registrant and Bank of the West		Form S-1	333-123576	March 25, 2005

10.19	Form of Walnut Purchase Agreement		Form S-1	333-123576	May 3, 2005

10.20	Trademark Agreement, dated July 1, 2002, between Registrant and Blue Diamond Growers		Form S-1	333-123576	March 25, 2005

10.21	Rights Agreement, dated as of April 29, 2005, by and between Registrant and EquiServe Trust Company, N.A		Form S-1	333-123576	May 3, 2005

10.22	Second Amendment to Note Purchase Agreement, dated April 8, 2005, between Registrant, Teachers Insurance and Annuity Association of America and Pru & Co.		Form S-1	333-123576	May 3, 2005

10.23	Consent of Bank of the West, dated March 17, 2005, relating to Credit Agreement, dated December 2, 2004, between Registrant and Bank of the West		Form S-1	333-123576	May 3, 2005

10.24*	Form of Change of Control and Retention Agreement between Registrant and each of its executive officers		Form S-1	333-123576	May 3, 2005

		Filed with	Incorporated by Reference
Number	Exhibit Title	This 10-K	Form	File No.	Date Filed
10.25	Waiver regarding 7.20% Cumulative Recourse Offered Preferred Securities, dated as of June 1, 2005, by Wilmington Trust Co., as Property Trustee and Delaware Trustee of the DW Capital Trust I, The Prudential Insurance Company of America and Diamond Walnut Growers, Inc.		Form S-1	333-123576	July 15, 2005

10.26	Amendment of Credit Agreement dated December 2, 2004 between Registrant and Bank of the West		Form 8-K	000-51439	September 8, 2006

10.27	Amendment to Diamond Foods, Inc. Pension Plan		Form 8-K	000-51439	September 20, 2006

10.28*	Form of Tax Withholding Agreement		Form 8-K	000-51439	July 20, 2007

10.29	Amended Supplements to Master Loan Agreement between Diamond Foods, Inc. and CoBank, ACB		Form 8-K	000-51439	March 16, 2007

10.30	Amendment to Master Loan Agreement, dated as of March 19, 2007, between Diamond Foods, Inc. and CoBank, ACB		Form 8-K	000-51439	March 16, 2007

10.31	Third Amendment to Credit Agreement, dated as of March 19, 2007, between Diamond Foods, Inc. and Bank of the West		Form 8-K	000-51439	March 16, 2007

10.32	Third Amendment to Note Purchase Agreement, dated as of March 19, 2007 between Diamond Foods, Inc. on the one hand, and Teachers Insurance and Annuity Association of America and Pru & Co. on the other hand.		Form 8-K	000-51439	March 16, 2007

10.33*	Form of Stock Withholding Agreement		Form 8-K	000-51439	January 10, 2007

21.01	List of Subsidiaries		Form S-1	333-123576	March 25, 2005

23.01	Consent of Independent Registered Public Accounting Firm	X

23.02	Consent of Curcio Webb	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

*	Indicates management contract or compensatory plan or arrangement
     All other schedules, which are included in the applicable accounting regulations of the Securities and Exchange Commission, are not required here because they are not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.
By:	/s/ Seth Halio
Seth Halio
Chief Financial Officer

Date: November 28, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
23.01	Consent of Independent Registered Public Accounting Firm
23.02	Consent of Curcio Webb
31.01	Certification of Chief Executive Officer
31.02	Certification of Chief Financial Officer
32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer