Form 10-Q
period 2007-10-31
Diamond Foods Inc
filed 2007-12-10
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 31, 2007: 16,025,625

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report regarding our future financial and operating performance and results, business strategy, market prices, future commodity prices, plans and forecasts and other statements that are not historical facts are forward-looking statements. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” and other similar expressions to identify forward-looking statements; many of which discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. We have based these forward-looking statements on our assumptions, expectations, and projections about future events only as of the date of this Quarterly Report.
These forward-looking statements also involve many risks and uncertainties that could cause actual results to differ from our expectations in material ways. Please refer to the risks and uncertainties discussed in the section titled “Risk Factors.” You also should carefully consider other cautionary statements elsewhere in this Quarterly Report and in other documents we file from time to time with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K and other Quarterly Reports on Form 10-Q filed by us during our 2008 fiscal year. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	October 31,	July 31,
	2007	2007
ASSETS

Current assets:
Cash and cash equivalents	$1,703	$33,755
Trade receivables, net	115,587	50,662
Inventories	189,233	90,619
Deferred income taxes	4,805	4,805
Prepaid income taxes	—	1,854
Prepaid expenses and other current assets	3,921	2,417

Total current assets	315,249	184,112
Property, plant and equipment, net	33,882	33,936
Investment in CoBank	1,774	1,774
Deferred income taxes	5,092	4,922
Goodwill	5,432	5,432
Other intangible assets, net	3,649	3,707
Other assets	2,322	2,520

Total assets	$367,400	$236,403

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$3,775	$—
Accounts payable and accrued liabilities	57,327	26,468
Payable to growers	143,920	57,117

Total current liabilities	205,022	83,585
Long-term obligations	20,288	20,345
Other liabilities	7,240	7,132
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 16,109,695 and 15,848,717 shares issued and 16,025,625 and 15,764,647 shares outstanding at October 31, 2007 and July 31, 2007, respectively	16	16
Treasury stock, at cost: 84,070 shares held at October 31, 2007 and July 31, 2007	(1,436)	(1,436)
Additional paid-in capital	102,996	101,106
Accumulated other comprehensive income	2,230	2,233
Retained earnings	31,044	23,422

Total stockholders’ equity	134,850	125,341

Total liabilities and stockholders’ equity	$367,400	$236,403

See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months
	Ended October 31,
	2007	2006

Net sales	$184,537	$169,512
Cost of sales	154,988	141,572

Gross margin	29,549	27,940
Operating expenses:
Selling, general and administrative (including $1,569 and $1,259 of stock-based compensation for 2007 and 2006)	11,388	11,533
Advertising	4,356	3,237
Restructuring and other costs, net	—	(664)
Gain on curtailment of defined benefit plan	—	(3,039)

Total operating expenses	15,744	11,067

Income from operations	13,805	16,873
Interest expense, net	351	281
Other	—	(30)

Income before income tax expense	13,454	16,622
Income tax expense	5,112	6,981

Net income	$8,342	$9,641

Earnings per share:
Basic	$0.52	$0.61
Diluted	$0.52	$0.61
Shares used to compute earnings per share:
Basic	15,994	15,737
Diluted	15,994	15,737
See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended October 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$8,342	$9,641
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,545	1,826
Deferred income taxes	—	1,222
Gain on curtailment of defined benefit plan	—	(3,039)
Tax benefit related to stock-based compensation	19	—
Excess tax benefit from ESPP and stock option transactions	(19)	—
Stock-based compensation	1,569	1,259
Gain on sale of property held for sale	—	(1,193)
Gain (loss) on foreign currency	(3)	36
Changes in assets and liabilities:
Trade receivables	(64,925)	(50,355)
Inventories	(98,614)	(107,301)
Prepaid expenses and other current assets	350	1,767
Other assets	198	612
Accounts payable and accrued liabilities	30,844	29,960
Payable to growers	86,803	87,276
Other liabilities	(62)	78

Net cash used in operating activities	(33,953)	(28,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of property held for sale	—	2,927
Purchases of property, plant and equipment	(1,401)	(2,642)
Payment of additional acquisition costs	—	(97)

Net cash provided by (used in) investing activities	(1,401)	188

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable borrowings	3,775	—
Payment of long-term debt	(75)	—
Issuance of common stock under stock plans	303	—
Dividends paid	(720)	(472)
Excess tax benefit from ESPP and stock option transactions	19	—
Purchase of treasury stock	—	(21)

Net cash provided by (used in) financing activities	3,302	(493)

Net decrease in cash and cash equivalents	(32,052)	(28,516)
Cash and cash equivalents:
Beginning of period	33,755	35,614

End of period	$1,703	$7,098

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$329	$224
Income taxes	$181	$11
Non-cash investing activity:
Accrued capital expenditures	$127	$178
See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarters ended October 31, 2007 and 2006
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
     The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2007 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the Company’s financial condition at October 31, 2007, and the results of the Company’s operations and cash flows for the three months ended October 31, 2007 and 2006. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K. Operating results for the three months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.
     Total comprehensive income was $8,339 and $9,677 for the three months ended October 31, 2007 and 2006, respectively.
(2) Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS No. 159 will have a material impact on our results of operations or financial condition.
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
(3) Stock Plan Information
     The Company uses a broad based equity incentive plan to help align employees and director incentives with stockholders’ interests, and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” Beginning with the adoption of SFAS No. 123(R) in August 2005, the fair value of all stock options granted subsequent to July 20, 2005 is recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. SFAS No. 123(R) requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period. Stock options may be granted to officers, employees and directors. As required under SFAS No.123R, the Company continues to account for stock-based compensation for options granted prior to August 1, 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Since those options were granted at market price, no compensation expense is recognized. As required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company has provided fair value based pro-forma disclosures in its financial statements related to these options.
     If compensation expense had been determined based upon the projected fair values at the grant dates for all awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro-forma net income, basic and diluted earnings per common share would have been as follows:

	Three Months Ended October 31,
	2007	2006
Net income, as reported	$8,342	$9,641
Total stock-based compensation recorded in the statement of operations, net of related tax effects	973	730
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,233)	(996)

Pro forma net income	$8,082	$9,375

Net income per common equivalent share:
Basic — as reported	$0.52	$0.61
Basic — pro forma	$0.51	$0.60
Diluted — as reported	$0.52	$0.61
Diluted — pro forma	$0.51	$0.60
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

	Three Months Ended October 31,
	2007	2006
Average expected life, in years	6	6
Expected volatility	30.00%	30.00%
Risk-free interest rate	4.57%	4.75%
Dividend rate	0.98%	0.79%

     The following table summarizes stock option activity during the three months ended October 31, 2007:

			Weighted average
		Weighted average	remaining	Aggregate intrinsic
	Number of Shares	exercise price	contractual life	value (in
	(in thousands)	per share	(in years)	thousands)
Outstanding at July 31, 2007	1,621	$17.37
Granted	—	—
Exercised	(18)	17.04
Cancelled	(6)	17.84

Outstanding at October 31, 2007	1,597	17.37	8.0	$7,139

Exerciseable at October 31, 2007	990	17.29	7.9	$4,501
     The weighted average fair value per share of stock options granted during the three months ended October 31, 2006 was $5.14 (there were no grants in the three months ended October 31, 2007). The fair value of options vested during the three months ended October 31, 2007 and 2006 was $5.96 and $5.55, respectively.
     Changes in the Company’s nonvested stock options during the three months ended October 31, 2007 are summarized as follows:

		Weighted average
	Number of Shares	grant date fair
	(in thousands)	value per share
Nonvested at July 31, 2007	744	$5.89
Granted	—	—
Vested	(131)	5.96
Cancelled	(6)	6.01

Nonvested at October 31, 2007	607	5.87

     As of October 31, 2007, there was approximately $1.8 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.5 years.
     Restricted Stock Awards: As of October 31, 2007, there were 549,748 shares of restricted stock outstanding. Restricted stock activity during the three months ended October 31, 2007 is summarized as follows:

		Weighted average
	Number of Shares	grant date fair
	(in thousands)	value per share
Outstanding at July 31, 2007	310	$17.50
Granted	245	17.48
Vested	(3)	17.00
Cancelled	(2)	17.40

Outstanding at October 31, 2007	550	17.49

     The weighted average fair value per share of restricted stock granted during the three months ended October 31, 2007 was $17.48 (there were no grants in the three months ended October 31, 2006). The fair value of restricted stock vested during the three months ended October 31, 2007 and 2006 was $17.00 and $17.30, respectively. The total intrinsic value of restricted stock vested in the three months ended October 31, 2007 and 2006 was $74 and $67, respectively.
     As of October 31, 2007, there was $7.8 million of unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.3 years.

     Employee Stock Purchase Plan: Under the Employee Stock Purchase Plan, full-time employees are permitted to purchase a limited number of Diamond common shares at 85% of market value. There were no shares sold under this plan during the three months ended October 31, 2007 and 2006. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Three Months Ended October 31,
	2007	2006
Average expected life, in years	0.75	0.75
Expected volatility	30.00%	27.50%
Risk-free interest rate	4.81%	5.10%
Dividend rate	0.69%	0.67%
(4) Earnings Per Share
     Options to purchase 1,597,169 and 1,626,565 shares of common stock were outstanding at October 31, 2007 and 2006, respectively. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and includes the dilutive effect of common shares issuable upon the exercise of outstanding options, calculated using the treasury stock method. Options to purchase 219,884 and 1,528,065 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $18.32 and $15.11 for the three month periods ended October 31, 2007 and 2006, respectively, and therefore their effect would be antidilutive.
(5) Balance Sheet Items
     Inventories consisted of the following (in thousands):

	October 31,	July 31,
	2007	2007
Raw materials and supplies	$123,866	$19,653
Work in process	13,600	14,043
Finished goods	51,767	56,923

Total	$189,233	$90,619

     Accounts payable and accrued liabilities consisted of the following (in thousands):

	October 31,	July 31,
	2007	2007
Accounts payable	$36,909	$15,151
Accrued promotion	8,693	5,882
Accrued salaries and benefits	4,662	4,082
Accrued other	3,861	1,191
Income taxes payable	3,058	—
Current portion of long-term obligations	144	162

Total	$57,327	$26,468

(6) Credit Facilities
     As of October 31, 2007, the Company had a total of $20.0 million of senior notes outstanding with two institutional investors. The Company is required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum.
     The Company has an unsecured master loan agreement with CoBank, which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million that bears interest at a rate of LIBOR plus 0.65% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million that bears interest at a rate of LIBOR plus 0.70% per annum. The expiration of the long-term revolver agreement is April 1, 2012. The expiration of the revolving line of credit agreement is April 1, 2009. As of October 31, 2007 and July 31, 2007, there were no borrowings outstanding on either facility.
     The Company has a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $3.0 million letter of credit facility. The revolving line of credit expires on January 15, 2008 and bears interest at a rate of LIBOR plus 0.65% per annum. As of October 31, 2007, there was $3.8 million outstanding on this line of credit. There was no amount outstanding as of July 31, 2007.
     All credit facilities subject the Company to financial and other covenants and certain customary events of default. Further, a credit agreement with a bank limits the amount of dividends declared or paid to 3% of the Company’s market capitalization. As of October 31, 2007 and July 31, 2007, the Company was in compliance with all applicable covenants in its credit facilities.
(7) Retirement Plans
     Diamond provides retiree medical benefits and sponsors two defined benefit pension plans (for the three months ended October 31, 2006 the Company had a third plan, a defined benefit plan covering all salaried employees which was terminated in 2007) — a qualified plan covering all bargaining unit employees and a nonqualified plan for certain salaried employees. The amounts shown for pension benefits are combined amounts for all plans. Diamond uses an August 1 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Any employee who joined the Company following January 15, 1999 is not entitled to retiree medical benefits.
     Components of net periodic benefit cost for the three-month periods ended October 31 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$164	$568	$25	$29
Interest cost	241	477	70	77
Expected return on plan assets	(287)	(566)	—	—
Amortization of prior service cost / (benefit)	7	(71)	—	—
Amortization of net loss / (gain)	1	153	(132)	(113)

Net periodic benefit cost / (income)	126	561	(37)	(7)
SFAS 88 curtailment gain	—	(3,039)	—	—

Total benefit cost / (income)	$126	$(2,478)	$(37)	$(7)

     Termination of Defined Benefit Plan
     On July 25, 2006, the Company determined it would terminate the qualified defined benefit pension plan covering all salaried employees. The Company recorded a non-cash gain on curtailment of approximately $3.0 million for the three months ended October 31, 2006 and completed termination of the plan during the year ended July 31, 2007.
     Defined Contribution Plan
     The Company recognized defined contribution plan expenses of $86 and $105 for the three months ended October 31, 2007 and 2006, respectively.
(8) Restructuring and Other Costs, Net
     Restructuring and other costs for the three months ended October 31, 2006 include 1) restructuring costs of $0.5 million principally related to the closure of the Lemont facility and the consolidation of operations in the Fishers’ facility; and 2) a gain of $1.2 million on the Lemont property held for sale which was sold during the three months ended October 31, 2006. Restructuring activities were completed during the fiscal year ended July 31, 2007.

(9) Income Taxes
     On August 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions.
     The adoption of FIN No. 48 did not have a material impact on the Company’s financial position or results of operations. The Company recorded a non-current liability of $170 and a non-current deferred tax asset for unrecognized tax benefits of approximately $170 at the date of adoption. The total amount of unrecognized tax liability net of the unrecognized tax benefits that, if recognized, would affect the effective tax rate was nil at the date of adoption and October 31, 2007. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of October 31, 2007, the Company had no accrued interest and penalties.
     As of October 31, 2007 the following tax years and related taxing jurisdictions were open:

Tax Year	Taxing Jurisdiction

2006	Federal and States
2005	Federal and States
2004	Federal and States
2003	Federal and States
2002	California
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
     Revenue Recognition. We recognize revenue when a persuasive arrangement exists, title and risk of loss has transferred to the buyer (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, introductory or slotting payments, coupons, promotion and marketing allowances. Customers have the right to return certain products. These product returns are estimated based upon historical results and are reflected as a reduction in net sales.
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
     For assets to be held and used, including acquired intangibles, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of intangible assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in this process. We perform the annual goodwill impairment test required by SFAS No. 142 in the fourth quarter of each year. We cannot assure you that a material impairment charge will not be recorded in the future.
     Employee Benefits. We incur various employment-related benefit costs with respect to qualified and nonqualified pension and deferred compensation plans. Assumptions are made related to discount rates used to value certain liabilities, assumed rates of return on assets in the plans, compensation increases, employee turnover and mortality rates. We utilize Curcio Webb LLC, a third-party actuarial firm, to assist us in determining appropriate assumptions and plan valuations. Different assumptions could result in the recognition of differing amounts of expense over different periods of time.
     Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. Effective August 1, 2007, we adopted the provisions of FIN No. 48 which did not have a material impact on our financial statements.

     Accounting for Stock-Based Compensation. We account for stock-based compensation arrangements, including stock option grants and restricted stock awards, in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment.” Under SFAS No. 123(R), compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Black Scholes option pricing model to determine the fair value of stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility and forfeiture rates that determine the stock options fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.
Results of Operations
     Net sales were $184.5 million and $169.5 million for the three months ended October 31, 2007 and 2006, respectively. The increase in net sales was primarily due to higher pricing in all channels and higher volume in the North American Retail channel, offset, in part, by lower volume in both the North American Ingredient and International channels. Volume decreased from 80.7 million pounds sold in 2006 to 78.2 million pounds sold in 2007, a decrease of 3.1%.
Net sales by channel (in thousands):

	October 31,		% Change from
	2007	2006	2006 to 2007

North American Retail (1)	$122,065	$110,669	10.3%
International	46,461	35,981	29.1%
North American Ingredient/Food Service	15,252	22,169	-31.2%
Other	759	693	9.5%

Total	$184,537	$169,512	8.9%

(1)	North American Retail represents sales of our culinary, snack and in-shell nuts in North America.
     The increase in North American Retail sales resulted from the continued expansion of our snack products, sales of which were $18.6 million in 2007 compared to $15.4 million in 2006, higher sales of culinary products, particularly in the mass merchandise channel, and higher sales of in-shell products. This increase was offset in part, by lower culinary sales in the grocery channel. Ingredient sales declined primarily as a result of fewer products available to sell. This decline in volume was offset, in part, by higher pricing. International sales increased, due to higher pricing, which was offset in part by lower volume.
Sales of walnuts and other nuts as a percentage of net sales were:

	October 31,
	2007	2006

Walnuts	62.7%	61.7%
Other nuts	37.3%	38.3%

Total	100.0%	100.0%

     Sales to one customer represented approximately 22% and 16% of total net sales for the three months ended October 31, 2007 and 2006.
     Gross margin. Gross margin for the three months ended October 31, 2007 and 2006 was 16.0% and 16.5%, respectively. Gross margin per pound shipped increased 9.2% to $0.378 in 2007 from $0.346 in 2006.
     Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation, and facility costs. Selling, general and administrative expenses were $11.4 million and $11.5 million for the three months ended October 31, 2007 and 2006. Selling, general and administrative expenses for the three months ended October 31, 2007 and 2006 included stock-based compensation charges of $1.6 million and $1.3 million, respectively.
     Advertising. Advertising expense was $4.4 million and $3.2 million for the three months ended October 31, 2007 and 2006. The change related principally to the timing of certain advertising programs.

     Restructuring and Other Costs, Net. For the three months ended October 31, 2007, there were no restructuring and other costs. Restructuring and other costs for the three months ended October 31, 2006 include 1) restructuring costs of $0.5 million principally related to the closure of the Lemont facility and the consolidation of operations in the Fishers’ facility; and 2) a gain of $1.2 million on the Lemont property held for sale which was sold during the three months ended October 31, 2006.
     Gain on Curtailment of Defined Benefit Plan. For the three months ended October 31, 2006, we recognized a gain on curtailment of defined benefit plan of $3.0 million related to our decision to terminate a defined benefit plan. Upon final plan termination in the year ended July 31, 2007, we recorded a $6.0 million charge on plan termination, resulting in a net charge due to plan termination of $3.0 million. Both the $3.0 million gain on plan curtailment and $6.0 million charge on plan termination were one-time items and substantially non-cash.
     Interest. Net interest expense for the three months ended October 31, 2007 increased to $0.4 million from $0.3 million in October 31, 2006, primarily due to higher borrowings against our line of credit during the three months ended October 31, 2007.
     Income Taxes. Income tax expense was $5.1 million and $7.0 million for the three months ended October 31, 2007 and 2006. The effective tax rate for the three months ended October 31, 2007 and 2006 was 38% and 42%, respectively. Income tax expense for fiscal year 2008 is expected to be approximately 38% of pre-tax income before the impact of any discrete tax items.
Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     As of October 31, 2007, we had a total of $20.0 million of senior notes outstanding with two institutional investors. We are required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum.
     We have an unsecured master loan agreement with CoBank, which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million that bears interest at a rate of LIBOR plus 0.65% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million that bears interest at a rate of LIBOR plus 0.70% per annum. The expiration of the long-term revolver agreement is April 1, 2012. The expiration of the revolving line of credit is April 1, 2009. As of October 31, 2007 and July 31, 2007, there were no borrowings outstanding on either facility.
     We have a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $3.0 million letter of credit facility. The revolving line of credit expires on January 15, 2008 and bears interest at a rate of LIBOR plus 0.65% per annum. As of October 31, 2007, we had $3.8 million outstanding on this line of credit. There was no amount outstanding as of July 31, 2007.
     All credit facilities subject us to financial and other covenants and certain customary events of default. Further, a credit agreement with a bank limits the amount of dividends declared or paid to 3% of the Company’s market capitalization. As of October 31, 2007 and July 31, 2007, we were in compliance with all applicable covenants in our credit facilities.
     Our investment in CoBank represents our cost basis in its stock. We are required to maintain this investment to comply with our borrowing agreements with CoBank. This investment cannot be readily converted to cash because we cannot dispose of it without the prior approval of CoBank and only in the event of termination of our borrowing agreements with CoBank.
     Working capital and stockholders’ equity were $110.2 million and $134.9 million at October 31, 2007 compared to $100.5 million and $125.3 million at July 31, 2007.
     During the three months ended October 31, 2007, cash used in operating activities was $34.0 million compared to cash used in operating activities of $28.2 million during the three months ended October 31, 2006. The increase was primarily due to a higher trade receivable balance in 2007. Cash used in investing activities was $1.4 million in 2007 compared to $0.2 million of cash provided by investing activities in 2006. This change was mainly due to the fact that we sold our Lemont facility in 2006, resulting in proceeds of approximately $3.0 million. Cash provided by financing activities during the three months ended October 31, 2007 was $3.3 million compared to cash used in financing activities of $0.5 million for the three months ended October 31, 2006. The increase was mainly due to short-term borrowing.
     We believe cash on hand, cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our existing credit facilities, will be sufficient to fund our contractual commitments, repay obligations as required, and meet our operational requirements through the year ending July 31, 2008.
Contractual Obligations and Commitments
Contractual obligations and commitments at October 31, 2007 are as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year (c)	Years	Years	5 Years
Long-term obligation (a)	$20.3	$0.1	$8.2	$8.0	$4.0
Interest on long-term obligations	6.1	1.1	3.8	1.1	0.1
Operating leases	12.5	1.1	3.5	3.6	4.3
Purchase commitments (b)	1.3	1.3	—	—	—
Other long-term liabilites (d)	6.6	0.2	0.5	0.6	5.3

Total	$46.8	$3.8	$16.0	$13.3	$13.7

(a)	Excludes $2.3 million in letters of credit outstanding related to normal business transactions.

(b)	Commitments to purchase equipment. Excludes purchase commitments under Walnut Purchase Agreements.

(c)	Represents obligations and commitments for the remaining nine months of fiscal 2008.

(d)	Excludes $0.4 million in deferred rent liabilities and $0.2 million of non-current tax liabilities.
Effects of Inflation
There has been no material change in our exposure to inflation from that discussed in our 2007 Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 2 of the condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that discussed in our 2007 Annual Report on Form 10-K.
Item 4. Controls and Procedures
     We have established and currently maintain disclosure controls and procedures designed to ensure that material information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to the Company is recorded, processed, summarized, and reported to our principal officers to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In reaching a reasonable level of assurance, Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation as of October 31, 2007, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
As of October 31, 2007, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any of our equity securities during the quarter ended October 31, 2007.
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

DIAMOND FOODS, INC.
Date: December 10, 2007	By:	/s/ Seth Halio
Seth Halio
Chief Financial Officer and duly authorized officer