Form 10-Q
period 2008-01-31
Diamond Foods Inc
filed 2008-03-11
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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

209-467-6000 (Telephone No.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares of common stock outstanding as of February 11, 2008: 16,053,000

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	January 31,	July 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$58,963	$33,755
Trade receivables, net	32,707	50,662
Inventories	155,733	90,619
Deferred income taxes	4,805	4,805
Prepaid income taxes	—	1,854
Prepaid expenses and other current assets	2,426	2,417

Total current assets	254,634	184,112
Property, plant and equipment, net	34,712	33,936
Investment in CoBank	1,774	1,774
Deferred income taxes	5,092	4,922
Goodwill	5,432	5,432
Other intangible assets, net	3,590	3,707
Other assets	3,029	2,520

Total assets	$308,263	$236,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$36,316	$26,468
Payable to growers	105,555	57,117

Total current liabilities	141,871	83,585
Long-term obligations	20,261	20,345
Other liabilities	7,336	7,132
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 16,145,551 and 15,848,717 shares issued and 16,053,000 and 15,764,647 shares outstanding at January 31, 2008 and July 31, 2007, respectively	16	16
Treasury stock, at cost: 92,551 and 84,070 shares at January 31, 2008 and July 31, 2007, respectively	(1,588)	(1,436)
Additional paid-in capital	105,139	101,106
Accumulated other comprehensive income	2,230	2,233
Retained earnings	32,998	23,422

Total stockholders’ equity	138,795	125,341

Total liabilities and stockholders’ equity	$308,263	$236,403

See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2008	2007	2008	2007

Net sales	$133,798	$143,622	$318,335	$313,134
Cost of sales	111,371	123,281	266,359	264,853

Gross profit	22,427	20,341	51,976	48,281
Operating expenses:
Selling, general and administrative	10,441	11,512	21,829	23,045
Advertising	7,439	5,117	11,795	8,354
Restructuring and other costs, net	—	(190)	—	(854)
Gain on curtailment of defined benefit plan	—	—	—	(3,039)

Total operating expenses	17,880	16,439	33,624	27,506

Income from operations	4,547	3,902	18,352	20,775
Interest expense, net	233	290	584	571
Other	—	112	—	82

Income before income taxes	4,314	3,500	17,768	20,122
Income taxes	1,640	1,470	6,752	8,451

Net income	$2,674	$2,030	$11,016	$11,671

Earnings per share:
Basic	$0.17	$0.13	$0.69	$0.74
Diluted	$0.17	$0.13	$0.69	$0.74
Shares used to compute earnings per share:
Basic	16,044	15,772	16,019	15,755
Diluted	16,101	15,772	16,048	15,755
See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,016	$11,671
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,138	3,724
Deferred income taxes	—	1,222
Gain on curtailment of defined benefit plan	—	(3,039)
Tax benefit related to stock-based compensation	21	—
Excess tax benefit from ESPP and stock option transactions	(21)	—
Stock-based compensation	3,099	2,612
Gain on sale of property held for sale	—	(1,193)
Loss on disposal of property, plant and equipment	—	6
Gain (loss) on foreign currency	(3)	36
Changes in assets and liabilities:
Trade receivables	17,955	13,945
Inventories	(65,114)	(67,517)
Prepaid expenses and other current assets	1,845	3,182
Other assets	(509)	328
Accounts payable and accrued liabilities	9,829	1,862
Payable to growers	48,438	24,136
Other liabilities	34	168

Net cash (used in) provided by operating activities	29,728	(8,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of property held for sale	—	2,927
Purchases of property, plant and equipment	(3,758)	(4,320)
Payment of Harmony acquisition costs	—	(97)

Net cash used in investing activities	(3,758)	(1,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt	(102)	—
Issuance of common stock under stock plans	211	387
Dividends paid	(1,440)	(946)
Stock options exercised	700	514
Excess tax benefit from ESPP and stock option transactions	21	—
Purchase of treasury stock	(152)	(201)

Net cash used in financing activities	(762)	(246)

Net increase (decrease) in cash and cash equivalents	25,208	(10,593)
Cash and cash equivalents:
Beginning of period	33,755	35,614

End of period	$58,963	$25,021

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$706	$698
Income taxes	272	3,844
Non-cash investing activity:
Accrued capital expenditures	131	2
See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended January 31, 2008 and 2007
(In thousands, except share and per share information)
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
     The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2007 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the Company’s financial condition at January 31, 2008, and the results of the Company’s operations and cash flows for the three and six months ended January 31, 2008 and 2007. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K. Operating results for the six months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.
     Total comprehensive income was $2,674 and $11,013 for the three and six months ended January 31, 2008 and $2,030 and $11,707 for the three and six months ended January 31, 2007.
(2) Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material effect on our financial statements.
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
     In June 2007, the FASB approved the issuance of Emerging Issues Task Force Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders’ equity instead of benefiting income tax expense. This EITF is effective for financial statements issued for fiscal years beginning after September 15, 2007. We do not believe that the adoption of EITF 06-11 will have a material impact on our results of operations or financial condition.
(3) Stock Plan Information
     The Company uses a broad based equity incentive plan to help align employees and director incentives with stockholders’ interests, and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No.

123 (revised 2004), “Share-Based Payment.” Beginning with the adoption of SFAS No. 123(R) in August 2005, the fair value of all stock options granted subsequent to July 20, 2005 is recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. SFAS No. 123(R) requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period. Stock options may be granted to officers, employees and directors. As required under SFAS No.123(R), the Company continues to account for stock-based compensation for options granted prior to August 1, 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Since those options were granted at market price, no compensation expense is recognized. As required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company has provided fair value based pro-forma disclosures in its financial statements related to these options.
     If compensation expense had been determined based upon the projected fair values at the grant dates for all awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro-forma net income, basic and diluted earnings per common share would have been as follows:

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2008	2007	2008	2007
Net income, as reported	$2,674	$2,030	$11,016	$11,671
Total stock-based compensation expense recorded in the statement of operations, net of related tax effects	949	785	1,922	1,515
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,205)	(1,046)	(2,438)	(2,042)

Pro forma net income	$2,418	$1,769	$10,500	$11,144

Net income per common equivalent share:
Basic — as reported	$0.17	$0.13	$0.69	$0.74
Basic — pro forma	$0.15	$0.11	$0.66	$0.71
Diluted — as reported	$0.17	$0.13	$0.69	$0.74
Diluted — pro forma	$0.15	$0.11	$0.65	$0.71
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

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2008	2007	2008	2007
Average expected life, in years	6	6	6	6
Expected volatility	30.00%	30.00%	30.00%	30.00%
Risk-free interest rate	3.98%	4.65%	4.28%	4.70%
Dividend rate	0.91%	0.68%	0.94%	0.74%

The following table summarizes stock option activity during the six months ended January 31, 2008:

			Weighted average
		Weighted average	remaining	Aggregate intrinsic
	Number of Shares	exercise price per	contractual life (in	value (in
	(in thousands)	share	years)	thousands)

Outstanding at July 31, 2007	1,621	$17.37	—	$ —
Granted	—	—	—	—
Exercised	(41)	17.05	—	—
Cancelled	(14)	17.57	—	—

Outstanding at January 31, 2008	1,566	17.38	7.8	2,897

Exerciseable at January 31, 2008	1,078	17.33	7.7	2,035
     The weighted average fair value per share of stock options granted during the three and six months ended January 31, 2007 was $6.65 and $6.33, respectively (there were no grants in the three and six months ended January 31, 2008). The fair value per share of options vested during the three and six months ended January 31, 2008 was $5.79 and $5.87. The fair value per share of options vested during the comparable periods in 2007 were $6.18 and $5.94, respectively.
     Changes in the Company’s nonvested stock options during the six months ended January 31, 2008 are summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share

Nonvested at July 31, 2007	744	$5.89
Granted	—	—
Vested	(248)	5.87
Cancelled	(8)	5.87

Nonvested at January 31, 2008	488	5.90

     As of January 31, 2008, there was approximately $1.4 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.2 years.
     Restricted Stock Awards: As of January 31, 2008, there were 524,178 shares of restricted stock outstanding. Restricted stock activity during the six months ended January 31, 2008 is summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share

Outstanding at July 31, 2007	310	$17.50
Granted	245	17.48
Vested	(26)	20.31
Cancelled	(5)	17.63

Outstanding at January 31, 2008	524	17.35

     The weighted average fair value per share of restricted stock granted during the six months ended January 31, 2008 was $17.48 (there were no grants in the three months ended January 31, 2008). The weighted average fair value per share of restricted stock granted during the three and six months ended January 31, 2007 was $18.80. The fair value per share of restricted stock vested during the three and six months ended January 31, 2008 was $20.81 and $20.31, respectively. The fair value per share of restricted stock vested during the three and six months ended January 31, 2007 was $21.00 and $20.48.
     As of January 31, 2008, there was $6.5 million of unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.1 years.

     Employee Stock Purchase Plan: Under the Employee Stock Purchase Plan, full-time employees are permitted to purchase a limited number of Diamond common shares with a look-back option that allows employees to purchase shares of common stock at 85% of the market value at the lower of either the date of enrollment or the date of purchase. There were 14,924 and 32,273 shares sold under this plan during the three months ended January 31, 2008 and 2007, respectively. There were no shares sold under this plan during the three months ended October 31, 2007 and 2006, respectively. Compensation expense is calculated for the fair value of employees’ purchase rights using the Black-Scholes model and the following weighted-average assumptions:

	Three Months Ended January 31,
	2008	2007

Average expected life, in years	0.75	0.75
Expected volatility	30.00%	30.00%
Risk-free interest rate	4.59%	4.65%
Dividend rate	0.77%	0.68%
(4) Earnings Per Share
     Options to purchase 1,565,970 and 1,574,066 shares of common stock were outstanding at January 31, 2008 and 2007, respectively. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and includes the dilutive effect of common shares issuable upon the exercise of outstanding options, calculated using the treasury stock method. Options to purchase 201,021 and 210,453 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $19.88 and $19.10 for the three and six months ended January 31, 2008, and therefore their effect would be antidilutive. Options to purchase 247,677 and 887,871 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $17.77 and $16.44 for the three and six months ended January 31, 2007, and therefore their effect would be antidilutive.
(5) Balance Sheet Items
     Inventories consisted of the following (in thousands):

	January 31,	July 31,
	2008	2007

Raw materials and supplies	$102,103	$19,653
Work in process	13,354	14,043
Finished goods	40,276	56,923

Total	$155,733	$90,619

Accounts payable and accrued liabilities consisted of the following (in thousands):

	January 31,	July 31,
	2008	2007

Accounts payable	$19,766	$15,151
Accrued salaries and benefits	4,180	4,082
Accrued promotion	6,728	5,882
Income taxes payable	4,609	—
Accrued other	889	1,191
Current portion of long-term obligations	144	162

Total	$36,316	$26,468

(6) Credit Facilities
     As of January 31, 2008, the Company had a total of $20.0 million of senior notes outstanding with two institutional investors. The Company is required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum.

     The Company has an unsecured master loan agreement with CoBank, which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million that bears interest at a rate of LIBOR plus 0.65% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million that bears interest at a rate of LIBOR plus 0.70% per annum. The expiration of the long-term revolver agreement is April 1, 2012. The expiration of the revolving line of credit agreement is April 1, 2009. As of January 31, 2008 and July 31, 2007, there were no borrowings outstanding on either facility.
     The Company has a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $3.0 million letter of credit facility. The revolving line of credit expires on January 15, 2011 and bears interest at a rate of LIBOR plus 0.65% per annum. There was no balance outstanding on this line of credit as of January 31, 2008 and July 31, 2007.
     All credit facilities subject the Company to financial and other covenants and certain customary events of default. Further, one bank credit agreement limits the amount of dividends declared or paid to 3% of the Company’s market capitalization. Certain of the terms in the credit agreements were amended in January 2008, including extending to the Company a less restrictive debt-to-EBITDA financial ratio during the Company’s first and second fiscal quarters in recognition of the Company’s seasonal borrowing needs. As of January 31, 2008 and July 31, 2007, the Company was in compliance with all applicable covenants in its credit facilities.
(7) Retirement Plans
     Diamond provides retiree medical benefits and sponsors two defined benefit pension plans (at January 31, 2007 the Company had a third plan, a defined benefit plan covering all salaried employees which was terminated in 2007). One plan is a qualified plan covering all bargaining unit employees and the other is a nonqualified plan for certain salaried employees. The amounts shown for pension benefits are combined amounts for all plans. Diamond uses an August 1 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Any employee who joined the Company following January 15, 1999 is not entitled to retiree medical benefits.
     Components of net periodic benefit cost for the three and six months ended January 31 were as follows:

	Pension Benefits				Other Benefits
	Three Months ended		Six Months ended		Three Months ended		Six Months ended
	January, 31		January, 31		January, 31		January, 31
	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$164	$240	$328	$808	$26	$28	$51	$57
Interest cost	240	442	481	919	69	78	139	155
Expected return on plan assets	(287)	(578)	(574)	(1,144)	—	—	—	—
Amortization of prior service cost	6	4	13	(67)	—	—	—	—
Amortization of net loss	2	105	3	258	(133)	(114)	(265)	(227)

Net periodic benefit cost / (income)	125	213	251	774	(38)	(8)	(75)	(15)

Gain on curtailment of defined benefit plan	—	—	—	(3,039)	—	—	—	—

Total benefit cost / (income)	$125	$213	$251	$(2,265)	$(38)	$(8)	$(75)	$(15)

     Termination of Defined Benefit Plan
     On July 25, 2006, the Company determined it would terminate the qualified defined benefit pension plan covering all salaried employees. The Company recorded a non-cash gain on curtailment of approximately $3.0 million for the six months ended January 31, 2007 and completed termination of the plan during the fiscal year ended July 31, 2007.
     Defined Contribution Plan
     The Company recognized defined contribution plan expenses of $147 and $233 for the three and six months ended January 31, 2008. The Company recognized defined contribution plan expenses of $77 and $182 for the three and six months ended January 31, 2007, respectively.

(8) Restructuring and Other Costs, Net
     Restructuring and other costs for the three months ended January 31, 2007 include reversal of a portion of the accrual for the estimated costs of terminating certain contracts and professional service fees associated with tax credits for years prior to 2006. In addition, for the six months ended January 31, 2007, restructuring and other costs include 1) restructuring costs of $0.5 million principally related to the closure of the Lemont facility and the consolidation of operations in the Fishers facility; and 2) a gain of $1.2 million on the property held for sale which was sold during the three months ended October 31, 2006. Restructuring activities were completed during the fiscal year ended July 31, 2007.
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
     Upon the adoption of FIN No. 48, the Company recorded a non-current liability of $170 and a non-current deferred tax asset for unrecognized tax benefits of approximately $170. The total amount of unrecognized tax liability net of the unrecognized tax benefits that, if recognized, would affect the effective tax rate was nil at the date of adoption and January 31, 2008. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense, of which, there was $12 recorded for the three months ended January 31, 2008. As of January 31, 2008, the Company had $36 accrued for interest and penalties.
     As of January 31, 2008, the following tax years and related taxing jurisdictions were open:

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
     Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the buyer (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, introductory or slotting payments, coupons, promotion and marketing allowances. Customers have the right to return certain products. Product returns are estimated based upon historical results and are reflected as a reduction in net sales.
     Inventories. All inventories are accounted for on a lower of cost (first-in, first-out) or market basis.
     In connection with our July 2005 initial public offering, we entered into long-term Walnut Purchase Agreements with substantially all of our former member growers. Under these agreements, growers deliver their entire walnut crop to us during the Fall harvest season and we provide to each grower their purchase price for this inventory by March 31 of the following year. This purchase price will be a price determined by Diamond in good faith, taking into account market conditions, crop size, quality, and varieties, among other relevant factors. Since the ultimate price to be paid will be determined each March subsequent to receiving the walnut crop, management must make an estimate of this price for the first and second quarter interim financial statements. These estimates are subject to change and such changes, if any, could be material. We determined the purchase prices for the 2005 and 2006 crops in March 2006 and 2007, respectively. These determinations had no material impact on previously reported quarterly results. In the three months ended January 31, 2008, we made an adjustment to expected walnut costs which resulted in a pre-tax increase in cost of sales of approximately 2.5% for walnut sales recognized during the first quarter of fiscal year 2008.
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
     Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. Effective August 1, 2007, we adopted the provisions of FIN No. 48 which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” Upon adoption, we recorded a non-current laibility of $170 and a non-current deferred tax asset for unrecognized tax benefits of approximately $170.
     Accounting for Stock-Based Compensation. We account for stock-based compensation arrangements, including stock option grants and restricted stock awards, in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment.” Under SFAS No. 123(R), compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility and forfeiture rates that determine the stock options fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.
Results of Operations
     Net sales were $133.8 million and $318.3 million for the three and six months ended January 31, 2008. Net sales were $143.6 million and $313.1 million for the three and six months ended January 31, 2007. For the three months ended January 31, 2008, the decrease in net sales was primarily due to lower volume, partially offset by higher pricing. For the six months ended January 31, 2008, the increase in sales was primarily due to higher pricing, partially offset by lower volume.
Net sales by channel (in thousands):

	Three Months ended			Six Months ended
	January 31,		% Change from	January 31,		% Change from
	2008	2007	2007 to 2008	2008	2007	2007 to 2008

North American Retail (1)	$102,652	$100,972	1.7%	$224,717	$211,641	6.2%
International	17,878	24,267	-26.3%	64,339	60,248	6.8%
North American Ingredient/Food Service	12,633	17,606	-28.2%	27,885	39,775	-29.9%
Other	635	777	-18.3%	1,394	1,470	-5.2%

Total	$133,798	$143,622	-6.8%	$318,335	$313,134	1.7%

(1)	North American Retail represents sales of our culinary, snack and in-shell nuts in North America.
     For the three months ended January 31, 2008, the increase in North American Retail sales resulted from higher sales of culinary products, which increased by 17.3%, offset in part, by lower in-shell and snack product sales. International and ingredient sales declined primarily as a result of lower volume, offset in part, by higher pricing. For the six months ended January 31, 2008, the increase in North American Retail sales was primarily due to increased culinary sales, which increased by 11.9%, and increased snack sales; offset in part by lower sales of in-shell products. International sales for the six months ended January 31, 2008 increased mainly due to higher pricing, which was offset in part by lower volume. Ingredient sales declined due to fewer products available to sell.

Sales of walnuts and other nuts as a percentage of net sales were:

	Three Months ended		Six Months ended
	January 31,		January 31,
	2008	2007	2008	2007

Walnuts	59.3%	55.6%	61.3%	58.9%
Other nuts	40.7%	44.4%	38.7%	41.1%

Total	100.0%	100.0%	100.0%	100.0%

     Sales to Wal-Mart Stores, Inc. represented approximately 21% and 22% of total net sales for the three and six months ended January 31, 2008 and 24% and 20% of total net sales for the three and six months ended January 31, 2007. Sales to Costco Wholesale Corporation represented approximately 14% and 10% of total net sales for the three and six months ended January 31, 2008. Sales to Costco Wholesale Corporation were 10% for the three months ended January 31, 2007 and less than 10% for the six months ended January 31, 2007.
     Gross profit. Gross profit as a percentage of net sales was 16.8% and 14.2% for the three months ended January 31, 2008 and 2007, respectively. Gross profit per pound shipped increased 48.1% to $0.548 in the three months ended January 31, 2008 from $0.370 in the three months ended January 31, 2007. Gross profit as a percentage of net sales was 16.3% and 15.4% for the six months ended January 31, 2008 and 2007, respectively. Gross profit per pound shipped increased by 22.5% to $0.436 in the six months ended January 31, 2008 from $0.356 in the six months ended January 31, 2007. Gross profit for the three and six months ended January 31, 2008 increased mainly due to price increases.
     Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation, facility costs and stock-based compensation. Selling, general and administrative expenses for the three and six months ended January 31, 2008 included stock-based compensation charges of $1.5 million and $3.1 million. Selling, general and administrative expenses for the three and six months ended January 31, 2007 included stock-based compensation charges of $1.4 million and $2.6 million. Selling, general and administrative expenses as a percentage of net sales were 7.8% and 6.9% for the three and six months ended January 31, 2008 and 8.0% and 7.4% for the three and six months ended January 31, 2007. The decrease in selling, general and administrative expenses for the three and six month periods is primarily due to continued cost reduction efforts.
     Advertising. Advertising expenses as a percentage of net sales were 5.6% and 3.7% for the three and six months ended January 31, 2008 and 3.6% and 2.7% for the three and six months ended January 31, 2007. The higher percentages in the current year related principally to the earlier introduction of certain advertising programs, such as the new television commercials launched during the Emerald Bowl in December 2007.
     Gain on Curtailment of Defined Benefit Plan. For the six months ended January 31, 2007, we recognized a gain on curtailment of defined benefit plan of $3.0 million related to our decision to terminate a defined benefit plan. Upon final plan termination in the year ended July 31, 2007, we recorded a $6.0 million charge on plan termination, resulting in a net charge due to plan termination of $3.0 million. Both the $3.0 million gain on plan curtailment and $6.0 million charge on plan termination were one-time items and substantially non-cash.
     Income Taxes. The effective tax rate for the six months ended January 31, 2008 and 2007 was 38% and 42%, respectively. The prior year rate of 42% was primarily the result of the effect of a discrete item in that period. Income tax expense for fiscal year 2008 is expected to be approximately 38% of pre-tax income before the impact of any discrete tax items.
Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     During the six months ended January 31, 2008, cash generated from operating activities was $29.7 million compared to $8.9 million of cash used in operating activities during the six months ended January 31, 2007. The increase in cash from operating activities was primarily due to the timing of payments to growers and other vendors. Cash used in investing activities was $3.8 million in 2008 compared to $1.5 million in 2007. This change was mainly due to the sale of our Lemont facility in fiscal year 2007, resulting in proceeds of approximately $3.0 million.

     As of January 31, 2008, we had a total of $20.0 million of senior notes outstanding with two institutional investors. We are required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum.
     We have an unsecured master loan agreement with CoBank, which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million that bears interest at a rate of LIBOR plus 0.65% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million that bears interest at a rate of LIBOR plus 0.70% per annum. The expiration of the long-term revolver agreement is April 1, 2012. The expiration of the revolving line of credit is April 1, 2009. As of January 31, 2008 and July 31, 2007, we had no borrowings outstanding on either facility.
     We have a credit agreement with another bank that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $3.0 million letter of credit facility. The revolving line of credit expires on January 15, 2011 and bears interest at a rate of LIBOR plus 0.65% per annum. As of January 31, 2008 and July 31, 2007, we had no balance outstanding on this line of credit.
     All credit facilities subject us to financial and other covenants and certain customary events of default. Further, one bank credit agreement limits the amount of dividends declared or paid to 3% of our market capitalization. Certain of the terms in the credit agreements were amended in January 2008, including extending to us a less restrictive debt-to-EBITDA financial ratio during our first and second fiscal quarters in recognition of our seasonal borrowing needs. As of January 31, 2008 and July 31, 2007, we were in compliance with all applicable covenants in our credit facilities.
     Our investment in CoBank represents our cost basis in its stock. We are required to maintain this investment to comply with our borrowing agreements with CoBank. This investment cannot be readily converted to cash because we cannot dispose of it without the prior approval of CoBank and only in the event of termination of our borrowing agreements with CoBank.
     Working capital and stockholders’ equity were $112.8 million and $138.8 million at January 31, 2008 compared to $100.5 million and $125.3 million at July 31, 2007.
     We believe cash on hand and cash equivalents as of January 31, 2008 and cash expected to be provided from our operations during the remainder of the fiscal year, in addition to borrowings available under our existing credit facilities, will be sufficient to fund our contractual commitments, repay obligations as required, and meet our operational requirements through the year ending July 31, 2008.
Contractual Obligations and Commitments
Contractual obligations and commitments at January 31, 2008 are as follows (in millions):

	Payments Due by Period
		Less than	1—3	3—5	More than
	Total	1 Year (c)	Years	Years	5 Years

Long-term obligation (a)	$20.3	$0.1	$8.2	$8.0	$4.0
Interest on long-term obligations	5.7	0.7	3.8	1.1	0.1
Operating leases	12.9	1.0	3.9	3.7	4.3
Purchase commitments (b)	2.2	2.2	—	—	—
Other long-term liabilities (d)	6.7	0.1	0.5	0.6	5.5

Total	$47.8	$4.1	$16.4	$13.4	$13.9

(a)	Excludes $2.1 million in letters of credit outstanding related to normal business transactions.

(b)	Commitments to purchase equipment. Excludes purchase commitments under Walnut Purchase Agreements.

(c)	Represents obligations and commitments for the remaining six months of fiscal 2008.

(d)	Excludes $0.4 million in deferred rent liabilities and $0.2 million of non-current FIN 48 tax liabilities.
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
     In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial and Administrative Officer, based upon their evaluation as of January 31, 2008, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
     As of January 31, 2008, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following are details of repurchases of common stock during the three months ended January 31, 2008:

			Total number of	Approximate Dollar
	Total number	Average price	shares repurchased as	value of shares
	of shares	paid per	part of publicly	that may yet be purchased
Period	repurchased (1)	share	announced plans	under the plans

Repurchases from January 1 through January 31, 2008	8,481	$18.02	—	—

Total	8,481	$18.02	—	—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with this	Incorporated by reference
Number	Exhibit Title	10-Q	Form	File No.	Date Filed
10.01	Offer Letter between Steven Neil and Diamond Foods, Inc.	X

10.02	Separation Agreement and Release of Claims between Seth Halio and Diamond	X

		Filed with this	Incorporated by reference
Number	Exhibit Title	10-Q	Form	File No.	Date Filed
Foods, Inc.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.
Date: March 11, 2008	By:	/s/ Steven M. Neil
Steven M. Neil
Chief Financial and Administrative Officer and duly authorized officer