Form 10-Q
period 2008-04-30
Diamond Foods Inc
filed 2008-06-03
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 30, 2008: 16,177,304

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	April 30,	July 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$25,631	$33,755
Trade receivables, net	46,346	50,662
Inventories	130,038	90,619
Deferred income taxes	3,617	4,805
Prepaid income taxes	—	1,854
Prepaid expenses and other current assets	2,759	2,417

Total current assets	208,391	184,112
Property, plant and equipment, net	34,774	33,936
Investment in CoBank	1,480	1,774
Deferred income taxes	5,092	4,922
Goodwill	5,432	5,432
Other intangible assets, net	3,531	3,707
Other assets	2,718	2,520

Total assets	$261,418	$236,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$33,891	$26,468
Payable to growers	57,191	57,117

Total current liabilities	91,082	83,585
Long-term obligations	20,233	20,345
Other liabilities	7,271	7,132
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 16,273,240 and 15,848,717 shares issued and 16,177,304 and 15,764,647 shares outstanding at April 30, 2008 and July 31, 2007, respectively	16	16
Treasury stock, at cost: 95,936 and 84,070 shares at April 30, 2008 and July 31, 2007, respectively	(1,652)	(1,436)
Additional paid-in capital	108,862	101,106
Accumulated other comprehensive income	2,230	2,233
Retained earnings	33,376	23,422

Total stockholders’ equity	142,832	125,341

Total liabilities and stockholders’ equity	$261,418	$236,403

See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2008	2007	2008	2007
Net sales	$100,009	$97,016	$418,344	$410,150
Cost of sales	82,685	83,310	349,044	348,163

Gross profit	17,324	13,706	69,300	61,987

Operating expenses:
Selling, general and administrative	9,931	9,282	31,760	32,327
Advertising	5,306	7,273	17,101	15,627
Restructuring and other costs, net	—	532	—	(322)
Loss on termination of defined benefit plan	—	4,679	—	1,640

Total operating expenses	15,237	21,766	48,861	49,272

Income (loss) from operations	2,087	(8,060)	20,439	12,715
Interest expense, net	196	498	780	1,069
Other expense (income)	—	(10)	—	72

Income (loss) before income taxes	1,891	(8,548)	19,659	11,574
Income taxes (tax benefit)	785	(4,536)	7,537	3,915

Net income (loss)	$1,106	$(4,012)	$12,122	$7,659

Earnings (loss) per share:
Basic	$0.07	$(0.25)	$0.76	$0.49
Diluted	$0.07	$(0.25)	$0.75	$0.49
Shares used to compute earnings (loss) per share:
Basic	16,111	15,808	16,050	15,773
Diluted	16,120	15,808	16,072	15,773
See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,122	$7,659
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,760	5,429
Deferred income taxes	1,188	(621)
Loss on termination of defined benefit plan	—	1,640
Tax benefit related to stock-based compensation	65	41
Excess tax benefit from ESPP and stock option transactions	(65)	(41)
Stock-based compensation	4,873	3,840
Gain on sale of property held for sale	—	(1,193)
(Gain) loss on disposal of property, plant and equipment	9	(9)
(Gain) loss on foreign currency	(3)	36
CoBank patronage dividend	(5)	—
Changes in assets and liabilities:
Trade receivables	4,316	7,407
Inventories	(39,419)	(40,989)
Prepaid expenses and other current assets	1,512	(880)
Other assets	(198)	1,617
Accounts payable and accrued liabilities	7,506	4,878
Payable to growers	74	(24,169)
Other liabilities	(31)	(424)

Net cash used in operating activities	(3,296)	(35,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital revolvement from CoBank	299	417
Net proceeds from sale of property, plant and equipment	12	2,941
Purchases of property, plant and equipment	(5,497)	(5,224)
Payment of Harmony acquisition costs	—	(197)

Net cash used in investing activities	(5,186)	(2,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable borrowing (repayment), net	(135)	4,975
Issuance of common stock under stock plans	211	387
Dividends paid	(2,168)	(1,421)
Stock options exercised	2,601	544
Excess tax benefit from ESPP and stock option transactions	65	41
Purchase of treasury stock	(216)	(238)

Net cash provided by financing activities	358	4,288

Net decrease in cash and cash equivalents	(8,124)	(33,554)
Cash and cash equivalents:
Beginning of period	33,755	35,614

End of period	$25,631	$2,060

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,004	$1,343
Income taxes	3,424	3,844
Non-cash investing activity:
Accrued capital expenditures	34	57
See notes to condensed consolidated financial statements

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine month periods ended April 30, 2008 and 2007
(In thousands, except share and per share information)
(1) Organization and Basis of Presentation
     Diamond Foods, Inc. (the “Company” or “Diamond”) processes, markets and distributes culinary, in-shell and ingredient/food service nuts and snack products. The Company obtains its walnuts from growers who are located in California, and through July 26, 2005, were members of Diamond Walnut Growers, Inc., a cooperative association. The Company obtains its other nuts from independent suppliers. Diamond sells products to approximately 900 customers, including over 150 international customers. In general, the Company sells directly to retailers, particularly large, national grocery store and club stores, mass merchandisers, and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores.
     The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2007 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition at April 30, 2008, and the results of the Company’s operations for the three and nine month periods ended April 30, 2008 and 2007 and cash flows for the nine month periods ended April 30, 2008 and 2007. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K. Operating results for the nine month period ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008.
     Total comprehensive income (loss) was $1,106 and $12,119 for the three and nine month periods ended April 30, 2008 and $(4,012) and $7,695 for the three and nine month periods ended April 30, 2007.
(2) Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its results of operations or financial condition.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its results of operations or financial condition.
     In June 2007, the FASB approved the issuance of Emerging Issues Task Force (“EITF”) Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders’ equity instead of benefiting income tax expense. This EITF is effective for financial statements issued for fiscal years beginning after September 15, 2007. The Company does not believe that the adoption of EITF 06-11 will have a material impact on its results of operations or financial condition.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 141(R) will significantly change current practices regarding business combinations and would be applied prospectively by the Company to acquisitions after the effective date. SFAS No. 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact that SFAS No. 141(R) and SFAS No. 160 will have on its results of operations and financial position.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 161 will have on its consolidated financial statements.
(3) Stock Plan Information
     The Company uses a broad based equity incentive plan to help align employee and director incentives with stockholders’ interests, and accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.” Beginning with the adoption of SFAS No. 123(R) in August 2005, the fair value of all stock options granted subsequent to July 20, 2005 is recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. SFAS No. 123(R) requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period. Stock options may be granted to officers, employees and directors. As required under SFAS No. 123(R), the Company continues to account for stock-based compensation for options granted prior to August 1, 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Since those options were granted at market price, no compensation expense is recognized. As required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company has provided fair value based pro-forma disclosures related to these options.
     If compensation expense had been determined based upon the projected fair values at the grant dates for all awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro-forma net income, basic and diluted earnings per common share would have been as follows:

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2008	2007	2008	2007
Net income (loss), as reported	$1,106	$(4,012)	$12,122	$7,659
Total stock-based compensation expense recorded in the statement of operations, net of related tax effects	1,039	576	3,007	2,543
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,246)	(769)	(3,740)	(3,417)

Pro forma net income (loss)	$899	$(4,205)	$11,389	$6,785

Net income (loss) per common equivalent share:
Basic — as reported	$0.07	$(0.25)	$0.76	$0.49
Basic — pro forma	$0.06	$(0.27)	$0.71	$0.43
Diluted — as reported	$0.07	$(0.25)	$0.75	$0.49
Diluted — pro forma	$0.06	$(0.27)	$0.71	$0.43
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

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2008	2007	2008	2007
Average expected life, in years	4	6	5	6
Expected volatility	32.00%	30.00%	31.20%	30.00%
Risk-free interest rate	3.16%	4.65%	3.74%	4.68%
Dividend rate	0.94%	0.70%	0.94%	0.73%
     The following table summarizes stock option activity during the nine months ended April 30, 2008:

			Weighted average
		Weighted average	remaining	Aggregate intrinsic
	Number of Shares	exercise price per	contractual life (in	value (in
	(in thousands)	share	years)	thousands)
Outstanding at July 31, 2007	1,621	$17.37	—	$—
Granted	70	17.99	—	—
Exercised	(150)	17.31	—	—
Cancelled	(40)	17.91	—	—

Outstanding at April 30, 2008	1,501	17.39	7.6	5,961

Exerciseable at April 30, 2008	1,090	17.33	7.3	4,393
     The weighted average fair value per share of stock options granted during the three and nine month periods ended April 30, 2008 was $5.13. The weighted average fair value per share of stock options granted during the three and nine month periods ended April 30, 2007 was $5.70 and $5.94, respectively. The fair value per share of options vested during the three and nine month periods ended April 30, 2008 was $5.37 and $5.70, respectively. The fair value per share of options vested during the three and nine month periods ended April 30, 2007 was $5.78 and $5.88, respectively.
     Changes in the Company’s nonvested stock options during the nine month period ended April 30, 2008 are summarized as follows:

		Weighted average
	Number of Shares	grant date fair
	(in thousands)	value per share
Nonvested at July 31, 2007	744	$5.89
Granted	70	5.13
Vested	(375)	5.71
Cancelled	(28)	5.86

Nonvested at April 30, 2008	411	5.92

     As of April 30, 2008, there was approximately $1.3 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of one year.

     Restricted Stock Awards: As of April 30, 2008, there were 512,823 shares of restricted stock outstanding. Restricted stock activity during the nine month period ended April 30, 2008 is summarized as follows:

		Weighted average
	Number of Shares	grant date fair
	(in thousands)	value per share
Outstanding at July 31, 2007	310	$17.50
Granted	318	17.73
Vested	(56)	18.57
Cancelled	(59)	17.25

Outstanding at April 30, 2008	513	17.46

     The weighted average fair value per share of restricted stock granted during the three and nine month periods ended April 30, 2008 was $18.57 and $17.73, respectively. The weighted average fair value per share of restricted stock granted during the three and nine month periods ended April 30, 2007 was $16.19 and $17.23, respectively. The fair value per share of restricted stock vested during the three and nine month periods ended April 30, 2008 was $17.02 and $18.57, respectively. The fair value per share of restricted stock vested during the three and nine month periods ended April 30, 2007 was $17.67 and $19.99, respectively.
     As of April 30, 2008, there was $5.6 million of unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.1 years.
     Employee Stock Purchase Plan: Under the Employee Stock Purchase Plan (“ESPP”), full-time employees are permitted to purchase a limited number of Diamond common shares with a look-back option that allows employees to purchase shares of common stock at the lower of 85% of the market price at either the date of enrollment or the date of purchase. There were nil and 14,924 shares sold under this plan during the three and nine month periods ended April 30, 2008 and nil and 32,273 shares sold under this plan during the three and nine month periods ended April 30, 2007. The fair value of employees’ purchase rights for compensation expense is calculated using the Black-Scholes model and the following weighted-average assumptions:

	Nine Months Ended April 30,
	2008	2007
Average expected life, in years	0.75	0.75
Expected volatility	30.00%	29.17%
Risk-free interest rate	4.63%	4.80%
Dividend rate	0.76%	0.68%
     Suspension of the ESPP Program: During the quarter ended April 30, 2008, the Company decided to suspend the ESPP program. For most employees, the final purchase date will be May 30, 2008, and for the remainder, the program will cease on November 30, 2008.
(4) Earnings Per Share
     Options to purchase 1,501,319 and 1,547,405 shares of common stock were outstanding at April 30, 2008 and 2007, respectively. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and includes the dilutive effect of common shares issuable upon the exercise of outstanding options, calculated using the treasury stock method. Options to purchase 182,761 and 201,222 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $18.85 and $19.02 for the three and nine month periods ended April 30, 2008, respectively, and therefore their effect would be antidilutive. Options to purchase 1,107,716 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $16.64 for the nine month period ended April 30, 2007, and therefore their effect would be antidilutive. As the Company was in a loss position in the three month period ended April 30, 2007, all stock options outstanding were excluded in the computation of diluted earnings per share as their effect would be antidulutive.

(5) Balance Sheet Items
     Inventories consisted of the following (in thousands):

	April 30,	July 31,
	2008	2007
Raw materials and supplies	$71,508	$19,653
Work in process	20,139	14,043
Finished goods	38,391	56,923

Total	$130,038	$90,619

Accounts payable and accrued liabilities consisted of the following (in thousands):

	April 30,	July 31,
	2008	2007
Accounts payable	$21,698	$15,151
Accrued salaries and benefits	5,506	4,082
Accrued promotion	4,740	5,882
Accrued other	1,947	1,353

Total	$33,891	$26,468

(6) Credit Facilities
     As of April 30, 2008, the Company had a total of $20.0 million of senior notes outstanding with two institutional investors. The Company is required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum.
     The Company has an unsecured master loan agreement with CoBank, which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million that bears interest at a rate of LIBOR plus 0.65% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million that bears interest at a rate of LIBOR plus 0.70% per annum. The expiration of the revolving line of credit agreement is April 1, 2009. The expiration of the long-term revolver agreement is April 1, 2013. As of April 30, 2008 and July 31, 2007, there were no borrowings outstanding on either facility.
     The Company has a credit agreement with Bank of the West that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $3.0 million letter of credit facility. The revolving line of credit expires on January 15, 2011 and bears interest at a rate of LIBOR plus 0.65% per annum. There was no balance outstanding on this line of credit as of April 30, 2008 and July 31, 2007.
     All credit facilities subject the Company to financial and other covenants, including debt-to-EBITDA and interest coverage ratios, and contain customary events of default. Further, the Bank of the West credit agreement limits the amount of dividends declared or paid to 3% of the Company’s market capitalization. Certain of the terms in the credit agreements were amended in January 2008, including extending to the Company a less restrictive debt-to-EBITDA financial ratio during the Company’s first and second fiscal quarters in recognition of the Company’s seasonal borrowing needs. As of April 30, 2008 and July 31, 2007, the Company was in compliance with all covenants in its credit facilities.
(7) Retirement Plans
     Diamond provides retiree medical benefits and sponsors two defined benefit pension plans. One plan is a qualified plan covering all bargaining unit employees and the other is a nonqualified plan for certain salaried employees. A third plan covering all salaried employees was terminated in 2007. The amounts shown for pension benefits are combined amounts for all plans. Diamond uses an

August 1 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Any employee who joined the Company following January 15, 1999 is not entitled to retiree medical benefits.
     Components of net periodic benefit cost for the three and nine month periods ended April 30 were as follows:

	Pension Benefits				Other Benefits
	Three Months ended		Nine Months ended		Three Months ended		Nine Months ended
	April 30,		April 30,		April 30,		April 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$155	$190	$483	$998	$25	$29	$76	$86
Interest cost	239	412	720	1,331	70	77	209	232
Expected return on plan assets	(286)	(533)	(860)	(1,677)	—	—	—	—
Amortization of prior service cost	7	5	20	(62)	—	—	—	—
Amortization of net loss	1	100	4	358	(132)	(113)	(397)	(340)

Net periodic benefit cost / (income)	116	174	367	948	(37)	(7)	(112)	(22)

Gain on curtailment of defined benefit plan	—	—	—	(3,039)	—	—	—	—
Loss on settlement of defined benefit plan		4,545		4,545		—		—

Total benefit cost / (income)	$116	$4,719	$367	$2,454	$(37)	$(7)	$(112)	$(22)

     Termination of Defined Benefit Plan
     On July 25, 2006, the Company determined it would terminate the qualified defined benefit pension plan covering all salaried employees. During the first fiscal quarter of 2007, the Company recognized a non-cash gain on curtailment of this plan of approximately $3.0 million. The Company recognized a non-cash pension settlement charge of approximately $4.5 million for the three month period ended April 30, 2007 and completed termination of the plan during the fiscal year ended July 31, 2007.
     Defined Contribution Plan
     The Company recognized defined contribution plan expenses of $178 and $411 for the three and nine month periods ended April 30, 2008. The Company recognized defined contribution plan expenses of $105 and $288 for the three and nine month periods ended April 30, 2007, respectively.
(8) Restructuring and Other Costs, Net
     Restructuring activities were completed during the fiscal year ended July 31, 2007. Restructuring and other costs for the three and nine month periods ended April 30, 2007 of $0.5 million and $(0.3) million, respectively, were related principally to 1) costs of closing the Lemont facility and the consolidation of operations in the Fishers facility; 2) contract termination costs and certain professional fees; and 3) gain on the sale of the Lemont facility.
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
     Upon the adoption of FIN No. 48, the Company recorded a non-current liability of $0.2 million and a non-current deferred tax asset for unrecognized tax benefits of approximately $0.2 million. The total amount of unrecognized tax liability net of the unrecognized tax benefits that, if recognized, would affect the effective tax rate was nil at the date of adoption and at April 30, 2008. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 30, 2008, the Company had $45 accrued for interest and penalties.
     As of April 30, 2008, tax years 2002 through 2007 were open under various federal and state tax jurisdictions.

(10) Contingencies
     On February 3, 2006, PG&E filed suit in San Francisco County Superior Court claiming, among other things, breach of contract as a result of Diamond’s decision to cease operating its cogeneration facility. PG&E’s complaint seeks payment of approximately $1.4 million from Diamond plus interest under the contract’s termination provisions as well as PG&E’s costs for the lawsuit. Diamond believes that the termination payment provision constitutes an unenforceable penalty and intends to vigorously defend itself against PG&E’s lawsuit. Diamond believes that any additional liability, in excess of amounts recorded, resulting from the eventual outcome of this matter, will not be material to the Company’s financial condition or operating results.
     In March 2008, a former grower and an organization named Walnut Producers of California filed suit against Diamond in San Joaquin County Superior Court claiming, among other things, breach of contract relating to alleged underpayment for walnut deliveries for the 2005 and 2006 crop years. The plaintiffs purport to represent a class of walnut growers who entered into contracts with Diamond. Diamond believes that it has complied with its contracts with growers and that the claims are without merit. Accordingly, Diamond intends to defend itself vigorously against these allegations.
     The Company has various other legal actions in the ordinary course of business. All such matters are subject to many uncertainties that make their ultimate outcomes unpredictable. However, in the opinion of management, resolution of all such legal matters is not expected to have a material adverse effect on the Company’s financial condition, operating results or cash flows.

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
     In connection with our July 2005 initial public offering, we entered into long-term Walnut Purchase Agreements with substantially all of our former member growers. Under these agreements, growers deliver their entire walnut crop to us during the Fall harvest season and we determine the purchase price for this inventory by March 31 of the following year. This purchase price will be a price determined by Diamond in good faith, taking into account market conditions, crop size, quality, and nut varieties, among other relevant factors. Since the ultimate price to be paid will be determined each March subsequent to receiving the walnut crop, management must make an estimate of this price for the first and second quarter interim financial statements. We determined the purchase price for the 2007 crop in March 2008. In the three months ended April 30, 2008, we made an adjustment to cost of sales of approximately $1.0 million for walnut sales recognized during the first and second quarters of fiscal year 2008.
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
     Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. Effective August 1, 2007, we adopted the provisions of FIN No. 48 which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” Upon adoption, we recorded a non-current liability of $0.2 million and a non-current deferred tax asset for unrecognized tax benefits of approximately $0.2 million.
     Accounting for Stock-Based Compensation. We account for stock-based compensation arrangements, including stock option grants and restricted stock awards, in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment.” Under SFAS No. 123(R), compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility and forfeiture rates that determine the stock options fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to increase or decrease compensation expense, which could be material to our results of operations.
Results of Operations
     Net sales were $100.0 million and $418.3 million for the three and nine months ended April 30, 2008. Net sales were $97.0 million and $410.2 million for the three and nine months ended April 30, 2007, respectively. For the three and nine months ended April 30, 2008, the increase in net sales was primarily due to higher pricing, partially offset by lower volume.
     Net sales by channel (in thousands):

	Three Months ended			Nine Months ended
	April 30,		% Change from	April 30,		% Change from
	2008	2007	2007 to 2008	2008	2007	2007 to 2008
North American Retail (1)	$66,422	$57,421	15.7%	$291,139	$269,062	8.2%
International	18,794	23,868	-21.3%	83,133	84,116	-1.2%
North American Ingredient/Food Service	14,221	14,943	-4.8%	42,106	54,718	-23.0%
Other	572	784	-27.0%	1,966	2,254	-12.8%

Total	$100,009	$97,016	3.1%	$418,344	$410,150	2.0%

(1)	North American Retail represents sales of our culinary, snack and in-shell nuts in North America.

     For the three months ended April 30, 2008, the increase in North American Retail sales resulted from higher sales of snack and culinary products, which increased by 39.4%, and 7.3%, respectively; offset in part by lower sales of in-shell products. International and ingredient sales for the three months ended April 30, 2008 decreased primarily as a result of lower volume, offset in part, by higher pricing. For the nine months ended April 30, 2008, the increase in North American Retail sales was primarily due to higher snack and culinary sales, which increased by 15.2% and 10.8%, respectively. This was offset in part, by lower sales of in-shell products. International and ingredient sales for the nine months ended April 30, 2008 declined due to fewer products available to sell.
     Sales of walnuts and other nuts as a percentage of net sales were:

	Three Months ended		Nine Months ended
	April 30,		April 30,
	2008	2007	2008	2007

Walnuts	60.4%	63.2%	61.1%	59.9%
Other nuts	39.6%	36.8%	38.9%	40.1%

Total	100.0%	100.0%	100.0%	100.0%

     Sales to Wal-Mart Stores, Inc. represented approximately 24% and 22% of total net sales for the three and nine months ended April 30, 2008 and 21% and 20% of total net sales for the three and nine months ended April 30, 2007. Sales to Costco Wholesale Corporation represented approximately 16% and 12% of total net sales for the three and nine months ended April 30, 2008 and 13% and 10% for the three and nine months ended April 30, 2007.
     Gross profit. Gross profit as a percentage of net sales was 17.3% and 14.1% for the three months ended April 30, 2008 and 2007, respectively. Gross profit per pound shipped increased 67.4% to $0.625 in the three months ended April 30, 2008 from $0.374 in the same period of 2007. Gross profit as a percentage of net sales was 16.6% and 15.1% for the nine months ended April 30, 2008 and 2007, respectively. Gross profit per pound shipped increased 31.1% to $0.472 in the nine months ended April 30, 2008 from $0.360 in the same period of 2007. Gross profit for the three and nine months ended April 30, 2008 increased mainly due to product mix and the result of cost efficiency initiatives.
     Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation, facility costs and stock-based compensation. Selling, general and administrative expenses for the three and nine months ended April 30, 2008 included stock-based compensation charges of $1.8 million and $4.9 million. Selling, general and administrative expenses for the three and nine months ended April 30, 2007 included stock-based compensation charges of $1.2 million and $3.8 million. Selling, general and administrative expenses as a percentage of net sales were 9.9% and 7.6% for the three and nine months ended April 30, 2008 and were 9.6% and 7.9% for the three and nine months ended April 30, 2007. The increase in selling, general and administrative expenses for the three months ended April 30, 2008 was primarily due to non-cash stock-based compensation expense. The decrease in selling, general and administrative expenses for the nine months ended April 30, 2008 was primarily due to continued cost reduction efforts.
     Advertising. Advertising expenses as a percentage of net sales were 5.3% and 4.1% for the three and nine months ended April 30, 2008 and 7.5% and 3.8% for the three and nine months ended April 30, 2007, respectively. The decrease in advertising expenses for the three months ended April 30, 2008 related principally to the timing of certain advertising programs. The increase in advertising expenses for the nine months ended April 30, 2008 was mainly due to the earlier introduction of a new television commercial, which was launched during the Emerald Bowl in December 2007.
     Loss on termination of defined benefit plan. During the first fiscal quarter of 2007, we recorded a non-cash gain on curtailment of defined benefit plan of approximately $3.0 million resulting from our decision to terminate a defined benefit plan. During the three months ended April 30, 2007, we recorded a non-cash pension settlement charge of $4.5 million. Upon final plan termination during the three month period ended July 31, 2007, we recorded an additional $1.5 million charge on plan termination, resulting in a net charge for the year due to plan termination of $3.0 million. Both the $3.0 million gain on plan curtailment and $6.0 million charge on plan termination were substantially non-cash.
     Income Taxes. The effective tax rate for the three and nine months ended April 30, 2008 was 38%. The effect of discrete tax items recognized in the three months ended April 30, 2008 increased the actual tax rate for the three and nine months ended April 30, 2008 to 41.5% and 38.3%, respectively. During the three months ended April 30, 2007, we reduced our expected effective tax rate for the year from 42% to 38%, and recognized the effect of discrete tax items in the quarter ended April 30, 2007, resulting in a tax rate for the three and nine months ended April 30, 2007 of 53.1% and 33.8%, respectively.
Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     During the nine months ended April 30, 2008, cash used in operating activities was $3.3 million compared to $35.8 million used during the nine months ended April 30, 2007. The decrease in cash used in operating activities was primarily due to improved profitability and the timing of payments to growers and other vendors. Cash used in investing activities was $5.2 million in 2008 compared to $2.1 million in 2007. This change was mainly due to the sale of our Lemont facility in fiscal year 2007, resulting in proceeds of approximately $3.0 million. Cash provided by financing activities during 2008 was $0.4 million compared to $4.3 million in 2007. This change was mainly due to lower borrowings in 2008, partially offset by higher dividend payments and cash received from option exercises.
     As of April 30, 2008, we had a total of $20.0 million of senior notes outstanding with two institutional investors. We are required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum.
     We have an unsecured master loan agreement with CoBank, which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million that bears interest at a rate of LIBOR plus 0.65% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million that bears interest at a rate of LIBOR plus 0.70% per annum. The expiration of the revolving line of credit is April 1, 2009. The expiration of the long-term revolver agreement is April 1, 2013. As of April 30, 2008 and July 31, 2007, we had no borrowings outstanding on either facility.
     We have a credit agreement with Bank of the West that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $3.0 million letter of credit facility. The revolving line of credit expires on January 15, 2011 and bears interest at a rate of LIBOR plus 0.65% per annum. As of April 30, 2008 and July 31, 2007, we had no balance outstanding on this line of credit.
     All credit facilities subject us to financial and other covenants, including debt-to-EBITDA and interest coverage ratios, and contain customary events of default. Further, the Bank of the West credit agreement limits the amount of dividends declared or paid to 3% of our market capitalization. Certain of the terms in the credit agreements were amended in January 2008, including extending to us a less restrictive debt-to-EBITDA financial ratio during our first and second fiscal quarters in recognition of our seasonal borrowing needs. As of April 30, 2008 and July 31, 2007, we were in compliance with all covenants in our credit facilities.
     Our investment in CoBank represents our cost basis in its stock. We are required to maintain this investment to comply with our borrowing agreements with CoBank. This investment cannot be readily converted to cash because we cannot dispose of it without the prior approval of CoBank and only in the event of termination of our borrowing agreements with CoBank.
     Working capital and stockholders’ equity were $117.3 million and $142.8 million at April 30, 2008 compared to $100.5 million and $125.3 million at July 31, 2007.
     We believe cash on hand and cash equivalents as of April 30, 2008 and cash expected to be provided from our operations during the remainder of the fiscal year, in addition to borrowings available under our existing credit facilities, will be sufficient to fund our contractual commitments, repay obligations as required, and meet our operational requirements through the fiscal year ending July 31, 2008.

     Contractual Obligations and Commitments
     Contractual obligations and commitments at April 30, 2008 are as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year (c)	Years	Years	5 Years
Long-term obligation (a)	$20.3	$—	$8.2	$8.1	$4.0
Interest on long-term obligations	5.4	0.4	3.8	1.1	0.1
Operating leases	12.4	0.5	3.9	3.7	4.3
Purchase commitments (b)	1.0	1.0	—	—	—
Other long-term liabilites (d)	6.7	0.1	0.5	0.6	5.5

Total	$45.8	$2.0	$16.4	$13.5	$13.9

(a)	Excludes $2.1 million in letters of credit outstanding related to normal business transactions.

(b)	Commitments to purchase equipment. Excludes purchase commitments under Walnut Purchase Agreements.

(c)	Represents obligations and commitments for the remaining three months of fiscal 2008.

(d)	Excludes $0.4 million in deferred rent liabilities and $0.2 million of non-current FIN 48 tax liabilities.
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
     In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial and Administrative Officer, based upon their evaluation as of April 30, 2008, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
     As of April 30, 2008, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are the subject of various legal actions in the ordinary course of our business. All such matters are subject to many uncertainties that make their outcomes unpredictable. On February 3, 2006, PG&E filed suit in San Francisco County Superior Court claiming, among other things, breach of contract as a result of the our decision to cease operating our cogeneration facility. PG&E’s complaint seeks payment of approximately $1.4 million from us plus interest under the contract’s termination provisions as well as PG&E’s costs for the lawsuit. We believe that the termination payment provision constitutes an unenforceable penalty and intend to vigorously defend ourselves against PG&E’s lawsuit. We believe that any additional liability in excess of amounts recorded, resulting from the eventual outcome of this matter will not be material to our financial condition or operating results.
     In March 2008, a former grower and an organization named Walnut Producers of California filed suit against us in San Joaquin County Superior Court claiming, among other things, breach of contract relating to alleged underpayment for walnut deliveries for the 2005 and 2006 crop years. The plaintiffs purport to represent a class of walnut growers who entered into contracts with us. We believe that we have complied with our contracts with growers and that the claims are without merit. Accordingly, we intend to defend ourselves vigorously against these allegations.
Item 1A. Risk Factors
     There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following are details of repurchases of common stock during the three months ended April 30, 2008:

			Total number of	Approximate Dollar
	Total number	Average price	shares repurchased as	value of shares
	of shares	paid per	part of publicly	that may yet be purchased
Period	repurchased (1)	share	announced plans	under the plans

Repurchases from February 1 through February 29, 2008	286	$19.12	—	$—

Repurchases from March 1 through March 31, 2008	1,190	17.98	—	—

Repurchases from April 1 through April 30, 2008	1,909	19.21	—	—

Total	3,385	$18.77	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on March 25, 2008. The shareholders voted on the following proposals, all of which were approved. A description of each and a tabulation of votes are as follows:
1.	To elect three Class III directors, each to serve until our 2011 annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation, death or removal.
          The stockholders’ votes with respect to the election of directors were as follows:

	Votes
	For	Withheld	Broker Non-Votes

John J. Gilbert	12,274,107	491,249	—
Steven M. Neil	12,264,142	501,214	—
Robert J. Zollars	12,340,843	424,513	—
2.	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2008
          The stockholders’ votes with respect to the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2008 were as follows:

Votes
For	Against	Abstentions	Broker Non-Votes

12,531,247	196,277	37,832	—
     The terms in office as directors of Joseph P. Silveira, Laurence M. Baer, Michael Mendes, Robert M. Lea, Dennis Mussell and Glen C. Warren continued after the Annual Meeting. Edward A. Blechschmidt was appointed as a new member of the Board of Directors on March 25, 2008.
Item 5. Other Information
     None.
Item 6. Exhibits
The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with this		Incorporated by reference
Number	Exhibit Title	10-Q	Form	File No.	Exhibit	Date Filed
10.01	Revolving Term Loan Supplement to Master Loan Agreement, effective as of March 31, 2008, between Diamond Foods, Inc. and CoBank, ACB		8-K	000-51439	99.01	4/3/2008

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.
Date: June 3, 2008	By:	/s/ Steven M. Neil
Steven M. Neil
Chief Financial and Administrative Officer and duly authorized officer