Form 10-K
period 2008-07-31
Diamond Foods Inc
filed 2008-09-25
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.: 000-51439

DIAMOND FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2556965
(State of Incorporation)	(IRS Employer Identification No.)

600 Montgomery Street, 17th Floor	94111-2702
San Francisco, California	(Zip Code)
(Address of Principal Executive Offices)
415-912-3180
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of January 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $284,920,826 based on the closing sale price as reported on the NASDAQ Stock Market. As of August 31, 2008, there were 16,292,851 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     The statements contained in this Annual Report regarding our future financial and operating performance and results, business strategy, market prices, future commodity prices, supply of raw materials, plans and forecasts and other statements that are not historical facts are forward-looking statements. We have based these forward-looking statements on our assumptions, expectations, and projections about future events only as of the date of this Annual Report.
     Our forward-looking statements include the discussion under “Business — Our Strategy” and discussions of trends and anticipated developments under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. These forward-looking statements also involve many risks and uncertainties that could cause actual results to differ from our expectations in material ways. Please refer to the risks and uncertainties discussed in the section titled “Risk Factors.” You also should carefully consider other cautionary statements elsewhere in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed by us during our 2009 fiscal year. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
PART I
Item 1. Business
Overview
     Diamond Foods, Inc. was incorporated in Delaware in 2005 as the successor to Diamond Walnut Growers, Inc., a member-owned California agricultural cooperative association. In July 2005, Diamond Walnut Growers, Inc. merged with and into Diamond Foods, Inc., converted from a cooperative association to a Delaware corporation and completed an initial public offering of Diamond Foods’ common stock. The terms “Diamond Foods,” “Diamond,” “Company,” “Registrant,” “we,” “us,” and “our” mean Diamond Foods, Inc. and its subsidiaries unless the context indicates otherwise.
     We are a branded food company specializing in processing, marketing and distributing culinary, in-shell and ingredient nuts and snack products. Our company was founded in 1912 and has a strong heritage in the in-shell and culinary markets under the Diamond of California® brand. We intend to expand our existing business, and to continue to introduce new higher-value branded products in our culinary and snack businesses, including snack products marketed under our Emerald® and Pop Secret® brand names. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries.
     We have four product lines:
•	Culinary. We sell culinary nuts under the Diamond of California brand in grocery store center aisle and produce aisles and through mass merchandisers and club stores. Culinary nuts are marketed to individuals who prepare meals or baked goods at home and who value fresh, high-quality products.

•	Snack. We sell snack products under the Emerald brand. These products, which include roasted, glazed and flavored nuts, trail mixes, seeds, dried fruit and similar offerings packaged in innovative resealable containers, are typically available in grocery store snack and produce aisles, mass merchandisers, club stores, convenience stores, drug stores and other places where snacks are sold. In September 2008, we expanded our snack product line with the acquisition of the Pop Secret microwave popcorn business from General Mills, Inc. Microwave popcorn products are available in a variety of traditional flavors, as well as a growing “better-for-you” product offering featuring 100-calorie packs.

•	In-shell. We sell in-shell nuts under the Diamond of California brand, primarily during the winter holiday season. These products are typically available in grocery store produce sections, mass merchandisers and club stores.

•	Ingredient/Food Service. We market ingredient and food service nuts under the Diamond of California brand to food processors, restaurants, bakeries and food service companies and their suppliers. Our institutional and industrial customers use our standard or customer-specified products to add flavor and enhance nutritional value and texture in their product offerings.

     Our net sales were as follows (in millions):

	Year Ended July 31, 2008			Year Ended July 31, 2007			Year Ended July 31, 2006
	North	Inter-		North	Inter-		North	Inter-
	America	national	Total	America	national	Total	America	national	Total

Culinary	$239.9	$8.5	$248.4	$207.0	$9.0	$216.0	$189.4	$12.1	$201.5
Snack	88.6	—	88.6	79.6	—	79.6	40.7	—	40.7
In-shell	41.9	45.1	87.0	46.5	34.7	81.2	44.7	40.3	85.0

Total retail	370.4	53.6	424.0	333.1	43.7	376.8	274.8	52.4	327.2
Ingredient/Food Service	56.9	48.0	104.9	73.9	69.1	143.0	84.5	62.4	146.9
Other	2.6	—	2.6	2.8	—	2.8	3.1	—	3.1

Total	$429.9	$101.6	$531.5	$409.8	$112.8	$522.6	$362.4	$114.8	$477.2

     Sales to Wal-Mart Stores, Inc. accounted for approximately 22%, 19% and 19% of our net sales for the years ended July 31, 2008, 2007 and 2006, respectively. Sales to Costco Wholesale Corporation accounted for 13% and 10% of our net sales for the years ended July 31, 2008 and 2007, respectively. Sales to Costco were less than 10% of our net sales for the year ended July 31, 2006. No other single customer accounted for more than 10% of our net sales.
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
     Increase market share in the snack industry. We plan to promote our broad line of snack products, including our newly acquired microwave popcorn products, by aggressively investing in creative advertising, marketing and promotional programs. We believe our continued investments in national advertising campaigns will help differentiate our products and improve our competitive position. National consolidation of retailers has created a need for distribution efficiencies, such as fewer stock keeping units or SKUs, conservation of warehouse space, supply chain support, and national merchandising. We are capable of providing these efficiencies. We intend to gain additional market share in the snack market by exploiting our national brand and distribution systems and by cross promoting our nut and popcorn products.
     Improve margins. We intend to increase our margins through shifting product mix and investing in capital improvements and other cost reduction activities. We expect a greater proportion of our sales in the future to be represented by higher-margin products. We plan to invest capital for projects that lower our costs. We intend to examine the location and function of our processing, storage and distribution facilities and optimize the utilization of these assets. We are also investing in additional processing and packaging equipment. We expect that these investments will increase our production flexibility, enabling us to serve our customers better and improve our margins. We may also improve margins through acquisitions of businesses that have higher gross margins than our existing businesses.
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
     Pursue external growth opportunities. In order to maintain and grow our market share in the culinary aisle and expand our presence in the snack industry, we may make additional strategic acquisitions, enter into strategic alliances or pursue other external growth opportunities. In particular, we intend to identify opportunities that will allow us to:
•	introduce new products that are complementary to our existing product lines and are capable of being marketed through our existing production and distribution systems;

•	build the value of our brands; and

•	enhance our processing and distribution capabilities to lower our costs.

Principal Products
     We market and sell the following products:

Category		Products		Product Features

Culinary	•	Shelled nuts	•	Whole, sliced, chopped and ground nuts

	•	Pegboard nuts	•	Recipe ready packages ranging from 2.25 to 4.0-ounce sizes

	•	Glazed nuts	•	Whole nuts

	•	Harvest Reserve Premium nuts	•	Premium specialty nuts sold in stand-up resealable bags

Snack	•	Glazed nuts	•	Patented glazing process combined with unique flavors

	•	Mixed nuts	•	Package sizes ranging from 2.5-ounce to 40-ounce in foil bags, canisters, and Polyethylene Terephthalate (PET) Jugs

	•	Roasted nuts	•	Innovative canisters designed to be portable with a lid measuring one serving of 1.5-ounce of nuts

	•	Trail mix	•	Unique blends and nutritionally dense products

	•	Natural snack products for the produce aisle	•	Four segments for produce snacks: nuts and seeds; trail/snack mixes; dried fruits; sweet snacks

	•	Microwave popcorn	•	Packaged in 3 count, 6 count, snack (100-calorie) and larger count sizes in traditional butter flavorings, reduced fat and other flavorings

In-shell	•	Various uncracked nuts, cleaned and/or polished	•	Packaged in clear visible bags, mesh bags and bulk display units

	•	Mixed nuts	•	Various package sizes ranging from one-pound bags to 25-kilogram sacks, with nut sizes ranging from baby to jumbo

Ingredient/Food Service	•	Shelled and processed nuts	•	Whole, sliced, chopped, diced and ground nuts

	•	Custom-processed nuts	•	Food processor product of uniform size and consistent color

	•	Glazed nuts	•	Various large package sizes (ranging from 2 pounds to 30 pounds) tailored for business usage

			•	Flexible processing and packaging operations
     In May 2006, we acquired assets of Harmony Foods Corporation. This acquisition added production capability and product line expansion such as trail mixes, specialty dried fruits, nuts and seeds, sweet/salty snacks and organic snacks. In September 2008, we acquired the Pop Secret microwave popcorn business. This acquisition broadens our product offerings in the retail snack aisle and offers the opportunity to increase sales, marketing and promotional impact and efficiency while leveraging our existing supply chain infrastructure.
     We offer all of our products in an array of packages to meet different market needs. We sell our culinary nut products in packages that are smaller and more convenient to use than our traditional one-pound packages, and have broadened their appeal and differentiated them from our competitors’ products. Our snack nut products are sold in various “on-the-go” package styles, including resealable foil bags and resealable plastic containers. For example, we offer Emerald snack products in immediate consumption packages (2.25-ounce to 2.5-ounce) designed primarily for convenience store sales. We also offer snack products in 20-ounce to 40-ounce PET containers and bags for the club channel. With colorful, eye-catching labels and ergonomically designed, lightweight canisters, our products look and feel different than our competitors’ products, which have traditionally been marketed with understated labels in heavy glass or composite canisters. We offer our microwave popcorn products in various package sizes, including 100-calorie snack size.
Marketing
     We believe that our marketing efforts are fundamental to the success of our business. Advertising expenses were $20.5 million in 2008, $20.4 million in 2007 and $18.0 million in 2006. We develop marketing strategies specific to each existing or new product line. Our marketing efforts are focused on building brand awareness, attracting new consumers and increasing consumption. In order to maintain good customer relationships, these efforts are designed to establish a premium value proposition to minimize the impact on our customers’ private label sales. Marketing to ingredient/food service customers is focused on trade-oriented activities.
     Our consumer-targeted marketing campaigns include television, print and on-line advertisements, coupons, co-marketing arrangements with complementary consumer product companies, and cooperative advertising with select retail customers. Our television advertising airs on national network and cable channels and often features key sport venues suited to our product demographic such as the Super Bowl, the NFL and Major League Baseball. We design and provide point-of-purchase displays for use by our retail customers. These displays, and other shelving and pegboard displays, help ensure that our products are promoted in a consistent, eye-catching manner. They also enable us to make our products available for sale in multiple locations in a store, often outside of the baking and snack aisles, thus increasing impulse purchase opportunities. Our public relations and event sponsorship efforts are an important component of our overall marketing and brand awareness strategy. Our public relations efforts include distribution of free consumer publications designed to educate consumers about diet and health, in addition to the convenience and versatility of nuts as both a snack and recipe ingredient. We also conduct news media outreach programs and use our websites for product promotion and consumer entertainment. We offer samples and reach out to active lifestyle consumers by sponsoring events such as marathons, other running events, and a nationally televised college football bowl game, the Emerald Bowl.
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
Sales and Distribution
     We market our consumer products through our sales personnel directly to large, national grocery, mass merchandiser, club and convenience stores, and drug store chains. Our sales department also oversees a network of over 170 independent brokers and various independent distributors and suppliers to regional grocery store chains and convenience stores.
     We distribute our products from our California, Alabama and Indiana production facilities, and from leased warehouse and distribution facilities located in California, Georgia, Illinois, Indiana, New Jersey, Wisconsin and Canada. Our sales administration and logistics department manages the administration and fulfillment of customer orders. The majority of our products are shipped from our production, warehouse and distribution facilities by contract and common carriers. For a transition period, General Mills, Inc. is distributing our popcorn products from its warehouse and distribution facilities by contract and common carriers.
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
     Once new products have been identified and developed, our internal production staff manages the process from inception to large-scale production and is responsible for consistently delivering high-quality products to market. We process and package most of our nut products at our Stockton, California, Robertsdale, Alabama, and Fishers, Indiana facilities; our popcorn products are processed and packaged under third party co-pack arrangements. Periodically, we may use third parties to process and package a portion of our nut products when warranted by demand requirements.

Competition
     We operate in a highly competitive environment. Our products compete against food products sold by many regional and national companies, some of which are larger and have substantially greater resources than Diamond. We believe that additional competitors will enter the snack nut market as large food companies begin to offer products that directly compete with our snack nut offerings. We also compete for shelf space of retail grocers, convenience stores, drug stores, mass merchandisers and club stores. As these retailers consolidate, the number of customers and potential customers declines and their purchasing power increases. As a result, there is greater pressure to manage distribution capabilities in ways that increase efficiency for these large retailers, especially on a national scale. In general, competition in our markets is based on product quality, price, brand recognition, and loyalty. The combination of the strength of our brands, our product quality and differentiation, as well as our broad channel distribution enables us to compete effectively in each of these categories. Our principal competitors are national nut distributors, such as Planters, nut processors, national popcorn distributors, such as Orville Redenbacher, and regional and international food suppliers.
Raw Materials and Supplies
     We obtain nuts from domestic and international sources. We currently obtain the majority of our walnuts from growers that have entered into long-term supply contracts with us. We purchase all of our other nut requirements from processors on the open market. During 2008, all of the walnuts, peanuts and almonds we obtained were grown in the United States. We obtain all of our walnuts directly from growers located in California and we purchase other nuts from importers and domestic processors. Most of our supply of hazelnuts and pecans were grown in the United States. We import Brazil nuts from the Amazon basin, cashew nuts from India, Africa, Brazil and Southeast Asia, hazelnuts from Turkey, pecans from Mexico, and pine nuts from China. We obtain corn from our primary third party co-packer and the corn is grown in the United States, with additional sourcing capabilities, if needed, from South America.
     We believe that we will be able to procure an adequate supply of raw materials for our products in the future, although the availability and cost of raw materials are subject to crop size, quality, yield fluctuations, changes in governmental regulation, and the rate of supply contract renewals, as well as other factors.
     We purchase from third parties all other supplies used in our business, including roasting oils, seasonings, plastic containers, foil bags, labels and other packaging materials. We believe that each of these supplies is available from multiple sources and that our business is not materially dependent upon any individual supplier relationship.
Trademarks and Patents
     We market our products primarily under the Diamond and Emerald brands, and our newly acquired popcorn products primarily under the Pop Secret brand, each of which are registered as trademarks with the U.S. Patent and Trademark Office as well as in various other jurisdictions. Our agreement with Blue Diamond Growers limits our use of the Diamond brand in connection with our marketing of snack nut products, but preserves our exclusive use of our Diamond brand for all culinary and in-shell nut products. We also own two U.S. patents of various durations related to nut processing methods and 22 U.S. patents acquired from General Mills of various durations related to popcorn pouches, flavoring and microwave technologies. While these patents are an important element of our success, our business as a whole is not materially dependent on them. We expect to continue to renew for the foreseeable future those trademarks that are important to our business.
Seasonality
     We experience seasonality in our business. Demand for our in-shell and culinary products is highest during the months of September, October, November and December. We purchase walnuts, pecans and almonds, our principal nut raw materials, between August and February, and process them throughout the year until the following harvest. As a result of this seasonality, our personnel, working capital requirements and inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California facility associated with the annual walnut harvest during this period.
Employees
     As of July 31, 2008, we had 628 full-time employees consisting of 422 production and distribution employees, 183 corporate staff employees, and 23 sales employees. Our labor requirements typically peak during the last quarter of the calendar year, when we generally use temporary labor to supplement our full-time work force. Our production and distribution employees in the Stockton, California plant are members of the International Brotherhood of Teamsters. In 2005, we entered into a five-year collective bargaining agreement with these employees that expires in March 2010. We consider relations with our employees to be good.

Item 1A. Risk Factors
     This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed or implied in such forward-looking statements due to such risks and uncertainties. Factors that may cause such a difference include, but are not limited to, those discussed below, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report.
Our raw materials are subject to fluctuations in availability and price.
     The availability, size, quality and cost of raw materials for the production of our products, including walnuts, pecans, peanuts, cashews, almonds, other nuts and corn, are subject to risks inherent to farming, such as crop size, quality, and yield fluctuations caused by poor weather and growing conditions, pest and disease problems, and other factors beyond our control. Nut and corn market prices fluctuate based on supply and demand. Worldwide demand for nuts has been increasing, and if the supply of nuts does not expand to meet demand, our costs will continue to increase. Corn prices have risen in the last several years as demand for corn has increased, including corn utilized for ethanol production. Since the price we pay for popcorn is based on the futures price of Number 2 Yellow Corn, if corn supply does not expand to meet demand, our costs for popcorn will increase. Supply shortages and resulting price increases could adversely impact our profitability. High prices might dampen growth of consumer demand for nuts and popcorn. Currently, we do not hedge against changes in nut or corn commodity prices. Because walnuts currently represent approximately 60% of our net sales, we are particularly vulnerable to crop disasters or other events that could cause significant fluctuations in the availability and cost of walnuts.
     We receive our walnut crop each Fall pursuant to walnut purchase agreements we enter into directly with growers, and process and sell the crop over the next 12 to 15 months. The agreements with growers are output contracts that require growers to supply, and Diamond to purchase, all walnuts from the orchards specified in the agreement. As a result, we start each Fall with a large inventory of walnuts, which diminishes as we process and sell the crop. If there is a decline in the market price of walnuts, a significant portion of our inventories could decline in value, and this might result in a write-down of inventory. Our inventories of other nuts are also substantial. Any write-down of inventory would adversely impact our operating results. To the extent growers under contract produce more walnuts than we anticipate, we would still be required to purchase the entire output, which could lead to an over supply situation in which we may be forced to carry more inventory than we can profitably sell. Similarly, if growers under contract produce fewer walnuts than we anticipate, or if a significant number of growers decide not to renew their contracts as they expire, our supply of walnuts would decline, which would constrain the amount of raw materials we have to process and sell.
     The principal co-packer for our popcorn products acquires raw popcorn directly from growers to meet our annual supply needs that we estimate in advance of the harvest. If we underestimate the amount of popcorn we will need, then we may have less product available to sell, which could reduce potential sales revenues. If we overestimate our anticipated needs, we may be forced to carry more inventory than we can profitably sell, which would adversely impact our operating results. The price we pay for popcorn is based in part on the Number 2 Yellow Corn futures price quoted on the Chicago Board of Trade for a time and date of our choosing. If we do not optimize the time at which we establish the price of popcorn and as a result pay a higher price than we planned, our margins and profitability may decline.
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
     We compete in the highly competitive snack food industry with our Emerald, Harmony and Pop Secret brands. Some channels through which we sell our Emerald and Pop Secret products, such as drug and convenience stores, are different than those that we typically use for culinary and in-shell products, and we have less experience in these channels than our competitors. Furthermore, to compete in other channels, such as club stores, the sales cycle can be extended one year or longer and may require displacing incumbent vendors who have longer relationships with the buyers. Our principal competitors in the snack industry have substantial financial, marketing and other resources. If our competitors lower their prices or increase their promotional spending, or we are unable to compete effectively, our growth opportunities, margins and profitability may decline.
     Our snack business currently generates minimal gross margins. If we are not successful in increasing snack sales and lowering unit costs, we may not be able to increase our profitability.
Sales to our top customer represented approximately 22% of our net sales. The loss of any major customer could adversely impact our business.
     We depend on a few significant customers for a large proportion of our net sales. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to Wal-Mart Stores, Inc. represented approximately 22% of total net sales for the year ended July 31, 2008. Sales to Costco Wholesale Corporation represented 13% of total net sales for the year ended July 31, 2008. The loss of these, or any other significant customer, or their material decrease in purchases from us could result in decreased sales and adversely impact our net income.
Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate and our annual performance will depend largely on results from two quarters.
     Our business is highly seasonal, reflecting the general pattern of peak consumer demand for nut products during the months of September, October, November, and December. Typically, a substantial portion of our revenues are earned during our first and second fiscal quarters. We generally experience lower revenues during our third and fourth fiscal quarters and in the future may incur losses in these quarters. Sales in the first and second fiscal quarters accounted for approximately 60% of our revenues for the year ended July 31, 2008. If sales in these quarters are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results.
We could be required to conduct product recalls; concerns with the safety and quality of food products could harm our sales or cause consumers to avoid our products.
     We face risks associated with product liability claims and product recalls if our products cause injury, or become adulterated, mislabeled or misbranded. Our products are subject to product tampering and to contamination risks, such as mold, bacteria, insects and other pests, shell fragments, cross-contamination and off-flavor contamination. If any of our products were to be tampered with, or become tainted in any of these respects and we were unable to detect this prior to shipment, our products could be subject to a recall. Our ability to sell products could be reduced if governmental agencies conclude that our products have been tampered with, or that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. A significant product recall could cause our products to be unavailable for a period of time and reduce our sales. Adverse publicity could result in a loss of consumer confidence in our products and also reduce our sales. Product liability claims and product recalls could increase our expenses and have a material adverse effect on demand for our products and, consequently, reduce our sales, net income and liquidity.
We depend on our key personnel and if we lose the services of any of these individuals, or fail to attract and retain additional key personnel, we will not be able to implement our business strategy or operate our business effectively.
     Our future success largely depends on the contributions of our senior management team. We believe that these individuals’ expertise and knowledge about our industry and their respective fields, are critical factors to our continued growth and success. We do not carry key person insurance. The loss of the services of any member of our senior management team could have a material adverse effect on our business and prospects. Our success also depends upon our ability to attract and retain additional qualified marketing, technical and other personnel.
We recently acquired a microwave popcorn business, and it is difficult to determine what the impact of that acquisition on our financial results will be.
     We completed our acquisition of assets relating to the Pop Secret microwave popcorn brand on September 15, 2008, so as yet we have little operating history on which to base an evaluation of our combined business and prospects. In addition, we may experience difficulties integrating the products, technologies and operations of the acquired business with the rest of our business. Our future success in the microwave popcorn business will depend on many factors that are not under our control, such as:

•	successful integration of Pop Secret microwave popcorn products with our other offerings and business;

•	growth in demand for microwave popcorn products and the degree of competition from other companies that sell microwave popcorn;

•	our ability to hire additional personnel that may be necessary for the management and operation of the Pop Secret business;

•	our management of the additional financial commitments resulting from our incurrence of debt to finance the acquisition;

•	our management of commodity risks associated with sourcing the raw materials for Pop Secret products.
The acquisition of other businesses could pose risks to our profitability.
     We intend to review acquisition prospects that we believe could complement our existing business. Any such future acquisitions could result in accounting charges, potentially dilutive issuances of stock, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail many risks, including difficulties integrating the acquired operations, diversion of management attention during the negotiation and integration phases, uncertainty entering markets in which we have limited prior experience, and potential loss of key employees of acquired organizations. We may be unable to integrate acquired businesses, such as the recently acquired Pop Secret business or businesses that might be acquired in the future, which could have a material adverse effect on our business and on the market price of our common stock.
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
     Advances in walnut shelling and processing equipment have recently made it possible for large growers with consistent supplies of easy-to-crack varieties of walnuts to shell their own walnuts and compete directly with us in the ingredient products segment. In the future, these growers could have lower processing costs than we do. In addition, other walnut handlers compete with us to recruit growers to gain access to the walnut crop, and their success could impact our supply of raw walnut material. In order to compete effectively in our markets, we will need to develop strategies for responding to these developments. If we are unable to respond effectively to this change, our sales and profits could be impaired.
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
     We conduct a substantial amount of business with vendors and customers located outside the United States. During 2008, sales outside the United States, primarily in South Korea, Germany, Turkey, Japan, and Spain, accounted for approximately 22% of our net sales. Our international operations are subject to a number of inherent risks, including:
•	local economic and political conditions, including disruptions in trading markets;

•	restrictive foreign governmental actions, including restrictions on transfers of funds, and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	changes in legal or regulatory requirements affecting foreign investment, loans, taxes, imports, and exports;

•	currency exchange rate fluctuations which, depending upon the nature of the changes, may make our finished products more expensive compared to foreign grown products or may increase our cost of obtaining foreign-sourced raw materials; and

•	earthquakes, tsunamis, floods or other major disasters may limit the supply of nuts that we purchase abroad.
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
A disruption at any of our production facilities would significantly decrease production, which could increase our cost of sales and reduce our net sales and income from operations.
     A temporary or extended interruption in operations at any of our facilities, including those at our primary popcorn co-packer, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to write off inventory and to lose sales. These risks to our business are particularly acute with respect to our Stockton, California facility, where we produced products accounting for over 80%

of our net sales for 2008. Further, current and potential customers might not purchase our products if they perceive our lack of an alternate manufacturing facility to be a risk to their continuing source of products.
Our business could be negatively impacted if we fail to maintain satisfactory labor relations.
     The success of our business depends substantially upon our ability to maintain satisfactory relations with our employees. The production and distribution employees working in our Stockton, California plant, who represent approximately 67% of our year-round work force, are members of the International Brotherhood of Teamsters. If a work stoppage or slow down were to occur under our collective bargaining agreement, in connection with the negotiation of a new contract in March 2010 or otherwise, it could adversely affect our business and disrupt our operations.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We own our facility located on 70 acres in Stockton, California. This facility consists of approximately 635,000 square feet of office and production space and 120,000 square feet of refrigerated storage space. We lease office space in San Francisco, California. Two other nut production facilities are located in Robertsdale, Alabama and Fishers, Indiana. The Robertsdale facility is owned by us and consists of approximately 55,000 square feet of office and production space and 15,000 square feet of refrigerated storage space. The Fishers facility is leased and consists of approximately 117,000 square feet of office and production space and 60,000 square feet of warehouse/storage space. The leases on the Fishers facility are non-cancellable operating leases which expire in 2019. We also own a facility in Van Buren, Indiana, in which a co-packer manufactures our popcorn products. The facility, which is approximately 40,000 square feet, is located on the co-packer’s manufacturing campus.
     We also lease warehousing facilities in California, Georgia, Illinois, Indiana, New Jersey, Wisconsin and Canada. We believe that our facilities are generally well maintained and are in good operating condition, and will be adequate for our needs for the foreseeable future.
Item 3. Legal Proceedings
     On February 3, 2006, PG&E filed suit in San Francisco County Superior Court claiming, among other things, breach of contract as a result of our decision to cease operating our cogeneration facility. PG&E’s complaint sought payment of approximately $1.4 million from us plus interest under the contract’s termination provisions as well as PG&E’s costs for the lawsuit. The parties settled the dispute in the fourth quarter of fiscal year 2008, which is subject to approval by the California Public Utilities Commission.
     In March 2008, a former grower and an organization named Walnut Producers of California filed suit against us in San Joaquin County Superior Court claiming, among other things, breach of contract relating to alleged underpayment for walnut deliveries for the 2005 and 2006 crop years. The plaintiffs purport to represent a class of walnut growers who entered into contracts with us. We intend to defend ourselves vigorously against these allegations. In May 2008, we argued a motion in front of the judge in the case requesting, among other things, that all class action allegations be struck from the plaintiffs’ complaint. In August 2008, the court granted our motion.
     We are the subject of various legal actions in the ordinary course of our business. All such matters, and the item described above, are subject to many uncertainties that make their outcomes unpredictable. We believe that resolution of these matters will not have a material adverse effect on our financial condition, operating results or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock began trading on the Nasdaq National Market on July 21, 2005 under the symbol “DMND.” Prior to that date, there was not a public market for our common stock. On July 3, 2006, our common stock began to trade on the NASDAQ Global Select Market. The following table sets forth for the periods indicated the high and low sales prices of our common stock on the Nasdaq Stock Market and quarterly cash dividends declared on common shares:

			Dividends
	High	Low	Declared
Year Ended July 31, 2008:
Fourth Quarter	$27.15	$19.50	$0.045
Third Quarter	$21.79	$15.94	$0.045
Second Quarter	$22.68	$15.83	$0.045
First Quarter	$22.42	$15.28	$0.045
Year Ended July 31, 2007:
Fourth Quarter	$18.20	$15.25	$0.03
Third Quarter	$19.64	$15.00	$0.03
Second Quarter	$19.93	$15.90	$0.03
First Quarter	$18.10	$13.15	$0.03
     Certain of our credit agreements specify limitations on the amount of dividends that may be declared or paid in a fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
     As of August 31, 2008, we had approximately 1,188 holders of record of our common stock, although we believe that there are a larger number of beneficial owners.
     The following are details of repurchases of common stock during the three months ended July 31, 2008:

				Approximate Dollar
			Total number of	value of shares
	Total number of		shares repurchased	that may yet be
	shares	Average price paid	as part of publicly	purchased under the
Period	repurchased (1)	per share	announced plans	plans

Repurchases from May 1 through May 31, 2008	4,152	$20.37	—	—

Repurchases from June 1 through June 30, 2008	2,716	$21.83	—	—

Repurchases from July 1 through July 31, 2008	56,501	$24.91	—	—

Total	63,369	$24.48	—	—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.

Item 6. Selected Financial Data
     The following table sets forth selected financial data for each of the fiscal years in the five year period ended July 31, 2008:

	Year Ended July 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share information)
Statements of operations/Net proceeds data (2005 and 2004) (1):
Net sales	$531,492	$522,585	$477,205	$462,548	$359,683
Patronage inventory at beginning of period	—	—	—	(101,403)	(94,701)
Patronage inventory at end of period	—	—	—	67,152	101,403

Total net sales/Gross marketing pool proceeds (2005 and 2004)	531,492	522,585	477,205	428,297	366,385
Total cost of sales	443,490	443,945	411,809	191,387	142,592

Gross profit/Proceeds before operating expenses (2005 and 2004)	88,002	78,640	65,396	236,910	223,793
Operating expenses:
Selling, general and administrative	43,613	42,541	37,046	33,188	28,169
Advertising	20,508	20,445	17,977	22,153	14,673
Restructuring and other costs, net	—	(15)	3,442	—	—
Loss on termination of defined benefit plan	—	3,054	—	—	—

Total operating expenses	64,121	66,025	58,465	55,341	42,842

Income from operations/Operating proceeds (2005 and 2004)	23,881	12,615	6,931	181,569	180,951
Interest expense, net	1,040	1,291	295	4,433	3,403
Conversion costs	—	—	—	697	—
Early extinguishment of debt	—	—	—	2,028	—
Other	—	98	310	—	—

Income/Proceeds before income taxes	22,841	11,226	6,326	174,411	177,548
Income taxes (tax benefits)	8,085	2,793	(1,010)	(8,385)	(43)

Net income/Net proceeds (2005 and 2004)	$14,756	$8,433	$7,336	$182,796	$177,591

Earnings per share
Basic	$0.92	$0.53	$0.47
Diluted	$0.91	$0.53	$0.47

Shares used to compute earnings per share
Basic	16,088	15,786	15,634
Diluted	16,152	15,786	15,653

(1)	As an agricultural cooperative association, we derived revenues from our patronage business, which consisted of processing and marketing walnuts on behalf of Diamond members and our non-patronage business, which consisted of purchasing, processing and marketing nut varieties other than walnuts. Our financial statements prior to fiscal year 2006 included statements of net proceeds prepared in accordance with generally accepted accounting principles (“GAAP”) for agricultural cooperative associations, rather than statements of operations. Net proceeds are amounts distributable to member growers from the patronage business. Net proceeds also include net income or loss from non-patronage business. Net proceeds do not include walnut acquisition costs. Beginning in fiscal year 2006, our financial statements have been prepared in accordance with GAAP for companies that are not cooperative associations. We were not a public company during fiscal years prior to 2006, thus no earnings per share data is presented for those years. Also see Note 1 of notes to consolidated financial statements.

	Year Ended July 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$74,279	$33,755	$35,614	$49,035	$4,780
Working capital	121,516	100,527	87,689	89,022	72,556
Total assets	273,267	236,403	253,032	252,028	205,895
Total debt, including short-term debt	20,345	20,507	20,000	22,119	79,756
Total stockholders’/members’ equity	146,223	125,341	110,826	99,462	59,214

	Year Ended July 31,
	2008	2007	2006	2005	2004
Other data (Unaudited):
Walnuts sales as a percentage of total net sales	60.2%	59.8%	67.0%	71.4%	71.7%
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary
     We are a branded food company specializing in processing, marketing and distributing culinary, in-shell and ingredient nuts and snack products. Our company was founded in 1912 and has a strong heritage in the in-shell and culinary markets under the Diamond of California brand. On July 26, 2005 we converted from an agricultural cooperative association to a Delaware corporation and completed the initial public offering of our common stock. As a public company, our focus is on building stockholder value. We intend to expand our existing business and to continue introducing higher-value, branded products in our culinary and snack businesses, including snack products marketed under our Emerald, Harmony, and the newly acquired Pop Secret brand names. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries. We sell products to approximately 900 customers, including over 150 international customers. In general, we sell directly to retailers, particularly large, national grocery store and drug store chains, and indirectly through wholesale distributors to independent and small regional retail grocery store chains and convenience stores. We also sell our products to mass merchandisers, club stores, convenience stores and through other retail channels.
     Our business is seasonal. Consumer demand for nut products, particularly in-shell nuts and to a lesser extent, culinary nuts, is highest during the months of September, October, November and December. We receive our principal raw material, walnuts, during the period from September to November and process it throughout the year. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last quarter of the calendar year. This seasonality also impacts capacity utilization at our facilities, which routinely operate at capacity for the last four months of the calendar year.
     Our focus is on expanding sales of products in the North American retail channel, particularly snack and culinary products. For non-retail channels, during the last three years, we have focused on increasing sales of higher value-added, higher margin products while reducing sales of lower margin products. As a result, the volume of sales has declined outside of the North American retail channel and we expect the volume decline to continue. We periodically assess our walnut supply requirements and sources, including the volume of walnuts to be received under long-term contracts or from other sources. The allocation of walnuts received from the various sources may vary from year to year depending on a variety of factors, including contract renewals, our assessment of future walnut supply and demand, and other factors.
     A disproportionate amount of our net sales and related net income are recognized in the first half of our fiscal year. For example, in both 2008 and 2007 we recognized 60% of our net sales for the full fiscal year in the first six months of the year. In the near term, we expect a higher percentage of our net income to be earned in the first half of our fiscal year because many of our operating costs are fixed and cannot be reduced when net sales are lower quarter to quarter. However, as we continue to introduce new products, such as snack products, we expect net sales and related net income to become less seasonal.
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
     In connection with our July 2005 initial public offering, we entered into long-term Walnut Purchase Agreements with substantially all of our former member growers. Under these agreements, growers deliver their entire walnut crop to us during the Fall harvest season and we determine the purchase price for this inventory by March 31 of the following year. This purchase price will be a price determined by us in good faith, taking into account market conditions, crop size, quality, and nut varieties, among other relevant factors. Since the ultimate price to be paid will be determined each March subsequent to receiving the walnut crop, management must make an estimate of this price for the first and second quarter interim financial statements.
     Valuation of Long-lived and Intangible Assets and Goodwill. We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Goodwill is reviewed annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or more often if there are indications of possible impairment.
     For assets to be held and used, including acquired intangibles, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of intangible assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in this process. We perform the annual goodwill impairment test required by SFAS No. 142 in the fourth quarter of each year. We cannot assure you that a material impairment charge will not be recorded in the future.
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
     Accounting for Stock-Based Compensation. We account for stock-based compensation arrangements, including stock option grants and restricted stock awards, in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment.” Under SFAS No. 123(R), compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility, and forfeiture rates that determine the stock options fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to increase or decrease compensation expense, which could be material to our results of operations.

Results of Operations
     2008 Compared to 2007
     Net sales were $531.5 million and $522.6 million for the years ended July 31, 2008 and 2007. The increase in net sales was primarily due to higher pricing, partially offset by lower volume.

	Year Ended July 31,		% Change from
	2008	2007	2007 to 2008
	(In thousands)

North American Retail (1)	$370,411	$333,117	11.2%
International	101,640	112,830	-9.9%
North American Ingredient/Food Service	56,869	73,822	-23.0%
Other	2,572	2,816	-8.7%

Total	$531,492	$522,585	1.7%

(1)	North American Retail represents sales of our culinary, snack and in-shell products in North America.
     The increase in North American Retail sales for the year ended July 31, 2008 resulted from higher sales of culinary and snack products, which increased by 15.8% and 11.3%, respectively. This was offset in part by lower sales of in-shell products. International and ingredient sales for the year ended July 31, 2008 decreased primarily as a result of lower volume as we shifted product to higher margin retail sales, offset in part, by higher pricing.
     Sales of walnuts and other nuts as a percentage of net sales were:

	Year Ended July 31,
	2008	2007
Walnuts	60.2%	59.8%
Other nuts	39.8%	40.2%

Total	100.0%	100.0%

     Gross profit. Gross profit as a percentage of net sales was 16.6% and 15.0% for the years ended July 31, 2008 and 2007. Gross profit per pound shipped increased 32.3% to $0.496 in the year ended July 31, 2008 from $0.375 in the same period of 2007. Gross profit increased mainly due to product mix and the result of cost efficiency initiatives.
     Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation, facility costs, and stock-based compensation. Selling, general and administrative expenses included stock based compensation charges of $6.9 million and $5.9 million for the years ended July 31, 2008 and 2007. Selling, general and administrative expenses as a percentage of net sales were 8.2% and 8.1% for the years ended July 31, 2008 and 2007. The increase in selling, general and administrative expenses was primarily due to non-cash stock-based compensation expense.
     Advertising. Advertising expense as a percentage of net sales was 3.9% for the years ended July 31, 2008 and 2007.
     Income taxes. The combined effective federal and state tax rate for the year ended July 31, 2008 was 35%, and included the effect of discrete tax items, primarily the recognition of certain state tax credits. Income tax expense for fiscal year 2009 is expected to be approximately 38% of pre-tax income before the impact of any discrete tax items. For the year ended July 31, 2007, the combined effective federal and state tax rate was 25%, and included the effect of discrete tax items, primarily the recognition of certain state tax credits, and a reversal of a valuation reserve of approximately $1.0 million set up at the time of conversion from an agricultural cooperative association, due to past and expected future profitable operating results.

     2007 Compared to 2006
     Net sales were $522.6 million and $477.2 million for the years ended July 31, 2007 and 2006. The increase in net sales was primarily due to higher volumes in North American Retail, partially offset by lower volume in the North American Ingredient and International channels.
     Net sales by channel (in thousands):

	Year Ended July 31,		% Change from
	2007	2006	2006 to 2007

North American Retail	$333,117	$274,879	21.2%
International	112,830	114,781	-1.7%
North American Ingredient/Food Service	73,822	84,475	-12.6%
Other	2,816	3,070	-8.3%

Total	$522,585	$477,205	9.5%

     The increase in North American Retail sales resulted from the continued expansion of our snack products, sales of which were $79.6 million in 2007 compared to $40.7 million in 2006, and to increased sales of culinary products, particularly in the club channel, offset by lower culinary sales in the mass merchandiser channel. Sales were lower in the mass merchandiser channel as a result of our decision not to participate in a seasonal program with one customer. Total culinary sales in dollar terms increased 9.3% in 2007. In-shell sales, in dollar terms increased 3.8% in 2007. International and ingredient sales declined primarily as a result of fewer products available to sell. This decline in volume was offset, in part, by higher pricing.
     Sales of walnuts and other nuts as a percentage of net sales were as follows:

	Year Ended July 31,
	2007	2006
Walnuts	59.8%	67.0%
Other nuts	40.2%	33.0%

Total	100.0%	100.0%

     Gross profit. Gross profit as a percentage of net sales was 15.0% and 13.7% for the years ended July 31, 2007 and 2006. Gross profit in 2006 included a one-time charge of $2.8 million to cost of sales as a result of the conversion from cooperative to public company, as described above. Excluding this charge, gross profit in 2006 was 14.3%. Excluding the one-time charge of $2.8 million to cost of sales in 2006, gross profit per pound shipped increased 6.5% to $0.375 in 2007 from $0.352 in 2006.
     Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation, facility costs and stock-based compensation. Selling, general and administrative expenses were $42.6 million and $37.0 million for the years ended July 31, 2007 and 2006. Selling, general and administrative expenses included stock based compensation charges of $5.9 million and $4.0 million for 2007 and 2006. Selling, general and administrative expenses as a percentage of net sales were 8.1% and 7.8% for 2007 and 2006. The increase in selling, general and administrative expenses is primarily due to additional sales and marketing costs and non-cash stock-based compensation expense.
     Advertising. Advertising expense was $20.4 million and $18.0 million for the years ended July 31, 2007 and 2006. The increase is principally due to our continued investment in the brand equity of Emerald.
     Restructuring and other costs, net. Restructuring and other costs for the year ended July 31, 2007 totaled $(0.02) million. This net credit related principally to 1) costs of closing the our Lemont facility and the consolidation of operations in the Fishers facility of $1.0 million, 2) contract termination costs and certain professional fees of $0.2 million, offset by, 3) a gain on the sale of the Lemont facility of $1.2 million.
     Restructuring and other costs totaled $3.4 million in 2006 and consisted of 1) restructuring expenses principally related to the closure of our Lemont facility and the consolidation of operations in our Fishers facility; 2) costs related to terminating two contracts, one with PG&E associated with our cogeneration plant and one associated with a former distributor in Germany; and 3) professional service fees related to the identification of California Enterprise Zone tax credits as described in the income tax benefit section below.

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
     Income taxes. Income tax expense was $2.8 million in 2007 compared to a benefit of $(1.0) million in 2006. The 2006 income tax benefit includes approximately $3.8 million (net of federal income tax impact) of California Enterprise Zone tax credits for years prior to 2006. Without such benefit, the effective combined federal and state tax rate would have been 42% in 2006. During 2007, our combined effective federal and state tax rate was 25%, and included the effect of discrete tax items, primarily the recognition of certain state tax credits, and a reversal of a valuation reserve of approximately $1.0 million established at the time of conversion from an agricultural cooperative association, due to past and expected future profitable operating results.
Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     During the year ended July 31, 2008, cash provided by operating activities was $47.1 million compared to $3.8 million during the year ended July 31, 2007. The increase in cash from operating activities was primarily due to improved profitability and working capital management. Cash flow from operations in 2007 was adversely impacted by an acceleration in the timing of payments to growers. Cash used in investing activities was $6.3 million in 2008 compared to $3.6 million in 2007. This change was mainly due to the sale of our Lemont facility in fiscal year 2007, resulting in proceeds of approximately $3.0 million. Cash used in financing activities during 2008 was $0.3 million compared to $2.0 million in 2007. This change was mainly due to cash received from the issuance of common stock under stock plans, partially offset by higher dividend payments.
     Cash provided by operating activities during the year ended July 31, 2007 was $3.8 million compared to $34.0 million during the year ended July 31, 2006. The decrease in cash from operating activities was primarily due to an acceleration in the timing and amount of payments to growers. Cash used in investing activities was $3.6 million in 2007 compared to $27.4 million in 2006. This change is primarily due to the acquisition of certain of the assets of Harmony Foods Corporation during 2006 and the sale of the Lemont facility in 2007 which resulted in cash proceeds of approximately $3.0 million. Cash used in financing activities during 2007 was $2.0 million compared to $20.0 million in 2006. Payments in 2006 principally represent initial public offering proceeds paid to former members.
     As of July 31, 2008 and 2007, we had a total of $20.0 million of senior notes outstanding with two institutional investors. We are required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum. These notes were prepaid subsequent to July 31, 2008. See Note 16 of our notes to consolidated financial statements.
     We have an unsecured master loan agreement with CoBank, which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million that bears interest at a rate of LIBOR (London Interbank Offered Rate) plus 0.65% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million that bears interest at a rate of LIBOR plus 0.70% per annum. The expiration of the revolving line of credit is April 1, 2009. The expiration of the long-term revolver agreement is April 1, 2013. As of July 31, 2008 and 2007, we had no borrowings outstanding on either facility. These facilities were replaced by a new credit facility in September 2008. See Note 16.
     We have a credit agreement with Bank of the West that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $3.0 million letter of credit facility. The revolving line of credit expires on January 15, 2011 and bears interest at a rate of LIBOR plus 0.65% per annum. As of July 31, 2008 and 2007, we had no balance outstanding on this line of credit.
     All credit facilities subject us to financial and other covenants and contain customary events of default. Further, one bank credit agreement limits the amount of dividends declared or paid to 3% of our market capitalization. Certain of the terms in the credit agreements were amended in January 2008, to include, among other things, a less restrictive debt-to-EBITDA financial ratio during our first and second fiscal quarters in recognition of our seasonal borrowing needs. As of July 31, 2008 and 2007, we were in compliance with all covenants in our credit facilities.
     On September 15, 2008, we entered into a five year unsecured $250 million Senior Credit Facility (the “Credit Facility”) to be utilized in part to fund the $190 million purchase of the Pop Secret business from General Mills and to fund other ongoing operational needs. The Credit Facility replaces our CoBank and Bank of the West debt agreements and cash on hand and proceeds from the floating rate Credit Facility were used to repay the senior notes. We incurred an early termination fee of $2.6 million in connection with the prepayment of the senior notes. See Note 16.
     The Credit Facility consists of a $125 million revolving credit line and a $125 million term loan. The term loan amortizes at a rate of $10 million, $15 million, $20 million, $25 million and $55 million, per year (due quarterly, starting October 31, 2008). In addition, there is a provision for excess cash flow recapture to pay down the term loan at a faster rate in the event cash flows exceed certain specified levels. The interest rate for entire Credit Facility is tied to LIBOR plus a credit spread linked to our leverage ratio.
     Working capital and stockholders’ equity were $121.5 million and $146.2 million at July 31, 2008 compared to $100.5 million and $125.3 million at July 31, 2007.
     We believe cash on hand, cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our existing lines of credit and new Credit Facility, will be sufficient to enable us to fund our contractual commitments, repay obligations as required, and meet our operational requirements through the year ending July 31, 2009.
Contractual Obligations and Commitments
     Contractual obligations and commitments at July 31, 2008 are as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long-term obligation (a)	$20.3	$0.1	$8.2	$8.0	$4.0
Interest on long-term obligations	6.5	1.5	3.8	1.1	0.1
Operating leases	12.0	2.0	3.5	2.2	4.3
Purchase commitments (b)	0.5	0.5	—	—	—
Other long-term liabilities (c)	7.0	0.2	0.5	0.6	5.7

Total	$46.3	$4.3	$16.0	$11.9	$14.1

(a)	Excludes $2.1 million in letters of credit outstanding related to normal business transactions.

(b)	Commitments to purchase equipment. Excludes purchase commitments under Walnut Purchase Agreements.

(c)	Excludes $0.4 million in deferred rent liabilities and $0.2 million of non-current FIN 48 tax liabilities.
Off-Balance Sheet Arrangements
     As of July 31, 2008, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Effects of Inflation
     The most significant inflationary factor affecting our net sales and cost of sales is the change in market prices for purchased nuts. The prices of these commodities are affected by world market conditions and are volatile in response to supply and demand, as well as political and economic events. The price fluctuations of these commodities do not necessarily correlate with the general inflation rate. Inflation is likely to however, adversely affect operating costs such as labor, energy and materials.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt this new standard in fiscal year 2009 and do not believe that the adoption of SFAS No. 157 will have a material impact on our results of operations or financial condition.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt this new standard in fiscal year 2009 and do not believe that the adoption of SFAS No. 159 will have a material impact on our results of operations or financial condition.
     In June 2007, the FASB approved the issuance of Emerging Issues Task Force (“EITF”) Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders’ equity instead of benefiting income tax expense. This EITF is effective for financial statements issued for fiscal years beginning after September 15, 2007. We will adopt this new standard in fiscal year 2009 and do not believe that the adoption of EITF 06-11 will have a material impact on our results of operations or financial condition.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 141(R) will significantly change current practices regarding business combinations and would be applied prospectively by the Company to acquisitions after the effective date. SFAS No. 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact that SFAS No. 141(R) and SFAS No. 160 will have on our results of operations and financial position.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 defines the order in which accounting principles that are generally accepted in the United States should be followed. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk. Our principal market risks are exposure to changes in commodity prices and interest rates on borrowings. Although we have international sales and related trade receivables from foreign customers, we do not have any significant foreign currency exchange risk as substantially all sales are denominated in U.S. dollars.
     Commodities Risk. The availability, size, quality, and cost of raw materials for the production of our products, including walnuts, pecans, peanuts, cashews, almonds, other nuts and corn are subject to risks inherent to farming, such as crop size and yield fluctuations caused by poor weather and growing conditions, pest and disease problems, and other factors beyond our control. Additionally, our supply of raw materials could be reduced if governmental agencies conclude that our products have been tampered with, or that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents.
     Interest Rate Risk. We have established a formal investment policy to help minimize the exposure to our cash equivalents for changes in interest rates, which are primarily affected by credit quality and the type of cash equivalents we hold. These guidelines focus on managing liquidity and preserving principal. Our cash equivalents are primarily held for liquidity purposes and are comprised of high quality investments with maturities of three months or less when purchased. With such a short maturity, our portfolio’s market value is relatively insensitive to interest rate changes.

     The sensitivity of our cash and cash equivalent portfolio as of July 31, 2008 to a 100 basis point increase or decrease in interest rates would be an increase of pretax income of approximately $0.7 million or a decrease of pretax income of $0.7 million, respectively.
     Interest rate volatility could also materially affect the fair value of our fixed rate debt, as well as the interest rate we pay on future borrowings under our lines of credit and revolver. The interest rate we pay on future borrowings under our lines of credit and revolver are dependent on the LIBOR.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Diamond Foods, Inc.
Stockton, California
     We have audited the accompanying consolidated balance sheets of Diamond Foods, Inc. and subsidiaries (the “Company”) as of July 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2008. We also have audited the Company’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Foods, Inc. and subsidiaries as of July 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     As discussed in Note 9 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No.109,” effective August 1, 2007. As discussed in Note 13 to the consolidated financial statements, in fiscal year 2007, the Company adopted Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
/s/ Deloitte & Touche LLP
San Francisco, California
September 25, 2008

DIAMOND FOODS, INC.
CONSOLIDATED BALANCE SHEETS

	July 31,
	2008	2007
	(In thousands, except share and
	per share information)
ASSETS
Current assets:
Cash and cash equivalents	$74,279	$33,755
Trade receivables, net	46,256	50,662
Inventories	88,526	90,619
Deferred income taxes	7,387	4,805
Prepaid income taxes	—	1,854
Prepaid expenses and other current assets	4,261	2,417

Total current assets	220,709	184,112
Property, plant and equipment, net	34,606	33,936
Deferred income taxes	5,802	4,922
Goodwill	5,432	5,432
Other intangible assets, net	3,473	3,707
Other long-term assets	3,245	4,294

Total assets	$273,267	$236,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$42,251	$26,468
Payable to growers	56,942	57,117

Total current liabilities	99,193	83,585
Long-term obligations	20,204	20,345
Other liabilities	7,647	7,132
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 16,340,076 and 15,848,717 shares issued and 16,180,771 and 15,764,647 shares outstanding at July 31, 2008 and 2007, respectively	16	16
Treasury stock, at cost: 159,305 and 84,070 shares at July 31, 2008 and 2007	(3,203)	(1,436)
Additional paid-in capital	112,550	101,106
Accumulated other comprehensive income	1,584	2,233
Retained earnings	35,276	23,422

Total stockholders’ equity	146,223	125,341

Total liabilities and stockholders’ equity	$273,267	$236,403

See notes to consolidated financial statements.

DIAMOND FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2008	2007	2006
	(In thousands, except per share information)

Net sales	$531,492	$522,585	$477,205
Cost of sales	443,490	443,945	409,039
Cost of sales — NRV amount	—	—	2,770

Total cost of sales	443,490	443,945	411,809

Gross profit	88,002	78,640	65,396
Operating expenses:
Selling, general and administrative	43,613	42,541	37,046
Advertising	20,508	20,445	17,977
Restructuring and other costs, net	—	(15)	3,442
Loss on termination of defined benefit plan	—	3,054	—

Total operating expenses	64,121	66,025	58,465

Income from operations	23,881	12,615	6,931
Interest expense, net	1,040	1,291	295
Other	—	98	310

Income before income taxes	22,841	11,226	6,326
Income taxes (tax benefit)	8,085	2,793	(1,010)

Net income	$14,756	$8,433	$7,336

Earnings per share
Basic	$0.92	$0.53	$0.47
Diluted	$0.91	$0.53	$0.47

Shares used to compute earnings per share
Basic	16,088	15,786	15,634
Diluted	16,152	15,786	15,653
See notes to consolidated financial statements.

DIAMOND FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	Loss	Equity
	(In thousands, except share information)

Balance, July 31, 2005	15,555,506	$16	$—	$88,491	$10,955	$—	$99,462
Shares issued under employee stock purchase plan (ESPP)	57,872			802			802
Stock compensation expense	123,816			3,992			3,992
ESPP disqualifying dispositions				37			37
Conversion of long-term incentive plan				640			640
Dividends paid					(1,407)		(1,407)
Comprehensive income:
Net income					7,336		7,336
Other comprehensive loss						(36)	(36)

Total comprehensive income:	—	—	—	—	—	—	7,300

Balance, July 31, 2006	15,737,194	16		93,962	16,884	(36)	110,826
Shares issued under ESPP and upon stock option exercises	88,355			1,204			1,204
Stock compensation expense	23,168			5,859			5,859
ESPP disqualifying dispositions				78			78
Tax benefit — restricted stock				3			3
Treasury stock repurchased	(84,070)		(1,436)				(1,436)
Adjustment to initially apply SFAS 158						2,230	2,230
Dividends paid					(1,895)		(1,895)
Comprehensive income:
Net income					8,433		8,433
Other comprehensive income						39	39

Total comprehensive Income:	—	—	—	—	—	—	8,472

Balance, July 31, 2007	15,764,647	16	(1,436)	101,106	23,422	2,233	125,341
Shares issued under ESPP and upon stock option exercises	233,710			3,972			3,972
Stock compensation expense	257,649			6,893			6,893
ESPP disqualifying dispositions				579			579
Treasury stock repurchased	(75,235)		(1,767)				(1,767)
Dividends paid					(2,902)		(2,902)
Comprehensive income:
Net income					14,756		14,756
Change in pension liabilities SFAS 158						(646)	(646)
Other comprehensive income						(3)	(3)

Total comprehensive income:	—	—	—	—	—	—	14,107

Balance, July 31, 2008	16,180,771	$16	$(3,203)	$112,550	$35,276	$1,584	$146,223

See notes to consolidated financial statements.

DIAMOND FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2008	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,756	$8,433	$7,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,420	7,561	5,532
Deferred income taxes	(3,022)	(1,874)	(1,531)
Loss on termination of defined benefit plan	—	2,575	—
Tax benefit related to stock-based compensation plans	579	81	37
Excess tax benefit from ESPP and stock option transactions	(579)	(81)	(37)
Stock-based compensation	6,893	5,859	3,992
Gain on sale of property held for sale	—	(1,193)	—
Other, net	4	56	395
Changes in assets and liabilities (net of effects of acquisition in 2006)
Trade receivables	4,406	(1,048)	(4,805)
Inventories	2,093	8,077	17,278
Prepaid expenses and income taxes and other current assets	10	1,581	(1,957)
Other assets	24	454	1,764
Accounts payable and accrued liabilities	15,475	(1,871)	(4,419)
Payable to growers	(175)	(24,785)	9,348
Other liabilities	192	(11)	1,027

Net cash provided by operating activities	47,076	3,814	33,960
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital revolvement from CoBank	299	419	126
Net proceeds from sales of property, plant and equipment	12	2,941	49
Payment of Harmony acquisition costs	—	(197)	(19,186)
Purchases of property, plant, and equipment	(6,583)	(6,790)	(8,354)

Net cash used in investing activities	(6,272)	(3,627)	(27,365)
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable repayments, net	(162)	—	(2,119)
Payment to members of membership interest	—	—	(17,329)
Issuance of common stock under stock plans	3,972	1,204	802
Dividends paid	(2,902)	(1,895)	(1,407)
Excess tax benefit from ESPP and stock option transactions	579	81	37
Purchases of treasury stock	(1,767)	(1,436)	—

Net cash used in financing activities	(280)	(2,046)	(20,016)
Net increase (decrease) in cash and cash equivalents	40,524	(1,859)	(13,421)
Cash and cash equivalents:
Beginning of period	33,755	35,614	49,035

End of period	$74,279	$33,755	$35,614

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,183	$1,638	$696
Income taxes	5,945	3,878	2,178
Non-cash investing activities:
Liabilities assumed in Harmony acquisition	—	—	3,404
Accrued capital expenditures	391	94	380
Non-cash financing activities:
Accrued liability exchanged for options to acquire common stock	—	—	640
Capital Lease obligations incurred	—	507	—
See notes to consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008, 2007 and 2006
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
     In 2006 the Company acquired certain net assets of Harmony Foods Corporation (the “Harmony Acquisition”) for cash of approximately $19 million. The acquisition was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.”
Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with GAAP. Prior to August 1, 2005 the Company’s financial statements were prepared in accordance with GAAP for agricultural cooperative associations. The principal difference relates to accounting for walnut inventories received from cooperative members. As a cooperative association, Diamond used the net realizable value method to value these inventories. Walnuts received by Diamond subsequent to July 31, 2005 are accounted for on a lower of cost (first-in, first-out) or market basis.
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
Certain Risks and Concentrations
     The Company’s revenues are principally derived from the sale of culinary, in-shell and ingredient/food service nuts and snack products, the market for which is highly competitive. Significant changes in customer buying behavior could adversely affect the Company’s operating results. Sales to the Company’s largest customer accounted for approximately 22%, 19% and 19% of net sales in 2008, 2007 and 2006, respectively. Sales to the second largest customer accounted for approximately 13% and 10% of net sales in

2008 and 2007, respectively. Sales to the second largest customer accounted for less than 10% of net sales in 2006.
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
Inventories
     Prior to August 1, 2005, patronage inventories (walnuts acquired from members) were stated at estimated net realizable value (estimated sales price less estimated completion, distribution and selling costs). Other inventories include purchased commodities, processed walnuts used in non-patronage products, manufacturing costs and packing materials and supplies, and are stated at the lower of cost (first-in, first-out basis) or market. Effective August 1, 2005, all inventories are accounted for at the lower of cost (first-in, first-out) or market.
Investment in CoBank
     The investment in CoBank represents Diamond’s cost basis in the Bank’s stock. The investment is required to comply with borrowing agreements with the Bank.
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of assets of approximately thirty years for buildings and ranging from three to fifteen years for equipment.
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
Impairment of Long-Lived and Intangible Assets and Goodwill
     Management periodically reviews long-lived assets and certain identifiable intangible assets for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets.” Goodwill is reviewed annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or more often if there are indicators of possible impairment.
     For assets to be held and used, including acquired intangibles, the Company initiates a review whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in this process. The annual goodwill impairment test required by SFAS No. 142 is performed in the fourth quarter of each year.
Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the buyer (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, introductory or slotting payments, coupons, promotion and marketing allowances. Customers have the right to return certain products. Product returns are estimated based upon historical results and are reflected as a reduction in net sales.
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
Shipping and Handling Costs
     Amounts billed to customers for shipping and handling costs are included in net sales. Shipping and handling costs are charged to cost of sales as incurred.
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
     Diamond accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both the historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. Effective August 1, 2007, Diamond adopted the provisions of FIN No. 48 which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” Upon adoption, Diamond recorded a non-current liability of $0.2 million and a non-current deferred tax asset for unrecognized tax benefits of approximately $0.2 million.
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
Stock-Based Compensation
     The Company accounts for stock-based compensation arrangements, including stock option grants and restricted stock awards, in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment.” Under SFAS No. 123(R), compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. The Black-Scholes option pricing model is used to determine the fair value of stock options at the date of grant. This model requires the Company to make assumptions such as expected term, volatility, and forfeiture rates that determine the stock options fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with the Company’s assumptions and judgments used in estimating these factors, the Company may be required to increase or decrease compensation expense, which could be material to its results of operations.

Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt this new standard in fiscal year 2009 and does not believe that the adoption of SFAS No. 157 will have a material impact on its results of operations or financial condition.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this new standard in fiscal year 2009 and does not believe that the adoption of SFAS No. 159 will have a material impact on its results of operations or financial condition.
     In June 2007, the FASB approved the issuance of Emerging Issues Task Force (“EITF”) Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires that tax benefits from dividends paid on unvested restricted shares be charged directly to stockholders’ equity instead of benefiting income tax expense. This EITF is effective for financial statements issued for fiscal years beginning after September 15, 2007. The Company will adopt this new standard in fiscal year 2009 and does not believe that the adoption of EITF 06-11 will have a material impact on its results of operations or financial condition.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 defines the order in which accounting principles that are generally accepted in the United States should be followed. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 will have a material impact on its consolidated financial statements.
(3) Stock-Based Compensation
     The Company uses a broad based equity incentive plan to help align employee and director incentives with stockholders’ interests. The 2005 Equity Incentive Plan (the “Plan”) was approved in March 2005 and provides for the awarding of options, restricted stock, stock bonuses, restricted stock units, and stock appreciation rights. The Compensation Committee of the Board of Directors administers the Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the Plan, and the number of shares available for issuance under the Plan is increased by an amount equal to 2% of the Company’s total outstanding shares as of July 31 each year.
     In 2005, the Company began granting shares of restricted stock and stock options under the Plan. The shares of restricted stock vest over three and four-year periods. The stock options expire in ten years and vest over three and four years. As of July 31, 2008, options to purchase 1,510,303 shares of common stock were outstanding, of which 1,212,651 were exercisable. At July 31, 2008, the Company had 224,970 shares available for future grant under the Plan.
     SFAS No. 123(R) requires the recognition of compensation expense in an amount equal to the fair value of share-based awards. Beginning with its adoption by the Company in August 2005, the fair value of all stock options granted subsequent to August 1, 2005 will be recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. SFAS No. 123(R) requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period, generally three and four years from date of grant or award.
     As required under SFAS No. 123(R), the Company continues to account for stock-based compensation for options granted prior to August 1, 2005 using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the options were granted at market price, no compensation expense is recognized. Prior to the adoption of SFAS No. 123(R), tax benefits for any tax deduction in excess of recognized compensation costs were reported as operating cash flows. After adoption of SFAS No. 123(R) excess tax benefits from stock option exercises are reported as financing cash flows.
     Stock Option Awards: The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities were estimated based on the Company’s implied historical volatility. The expected term of options granted and forfeiture rates were based on assumptions and historical data to the extent it is available. The risk-free rates were based on U.S. Treasury yields for notes with comparable terms as the option grants, in effect at the time of the grant. For purposes of this valuation model, dividends are based on the historical rate. Assumptions used in the Black-Scholes model are presented below (for the year ended July 31):

	2008	2007	2006
Average expected life, in years	5	6	6
Expected volatility	32.57%	30.00%	27.50%
Risk-free interest rate	3.71%	4.75%	4.61%
Dividend rate	0.91%	0.72%	0.67%

     The following table summarizes option activity during the years ended July 31, 2008, 2007 and 2006:

		Weighted Average	Weighted Average
		Exercise Price Per	Remaining	Aggregate Intrinsic
	Number of Shares	Share	Contractual Life	Value
	(In thousands)		(In years)	(In thousands)

Outstanding at July 31, 2005	1,123	$17.00
Granted	657	18.15
Exercised	—	—
Cancelled	(132)	17.44

Outstanding at July 31, 2006	1,648	17.43	9.2	$—
Granted	117	16.93
Exercised	(35)	16.97
Cancelled	(109)	17.88

Outstanding at July 31, 2007	1,621	17.37	8.3	$226
Granted	140	21.43
Exercised	(207)	17.31
Cancelled	(44)	17.87

Outstanding at July 31, 2008	1,510	17.74	7.5	$9,979

Exercisable at July 31, 2006	341	17.00	9.0	$—
Exercisable at July 31, 2007	877	17.18	8.2	$159
Exercisable at July 31, 2008	1,212	17.32	7.3	$8,483
     The weighted average fair value of options granted during 2008, 2007 and 2006 was $6.95, $5.91 and $6.13, respectively. The total intrinsic value of options exercised during 2008 and 2007 was $501 and $55, respectively. No options were exercised in 2006. The total fair value of options vested during 2008, 2007 and 2006 was $3,127, $3,510 and $1,766, respectively.
     Changes in the Company’s nonvested options during 2008 are summarized as follows:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value Per Share
	(In thousands)

Nonvested at July 31, 2007	744	$5.89
Granted	140	6.95
Vested	(548)	5.70
Cancelled	(38)	5.88

Nonvested at July 31, 2008	298	6.74

     As of July 31, 2008, there was $1.5 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.1 years.

     Restricted Stock Awards: Restricted stock activity during 2008, 2007 and 2006 is summarized as follows:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
	(In thousands)

Outstanding at July 31, 2005	598	$17.00
Granted	149	18.94
Vested	(193)	17.00
Cancelled	(25)	17.65

Outstanding at July 31, 2006	529	17.52
Granted	27	16.75
Vested	(242)	17.37
Cancelled	(4)	19.67

Outstanding at July 31, 2007	310	17.50
Granted	318	17.73
Vested	(235)	17.33
Cancelled	(61)	17.28

Outstanding at July 31, 2008	332	17.74

     The total intrinsic value of restricted stock vested in 2008, 2007 and 2006 was $5,425, $4,123 and $2,903, respectively.
     As of July 31, 2008, there was $4.5 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.7 years.
     Employee Stock Purchase Plan: Under the Employee Stock Purchase Plan (“ESPP”), full-time employees are permitted to purchase a limited number of Diamond common shares with a look-back option that allows employees to purchase shares of common stock at the lower of 85% of the market price at either the date of enrollment or the date of purchase. There were 27,330 and 53,837 shares sold under this plan during the years ended 2008 and 2007, respectively. The fair value of employees’ purchase rights for compensation expense is calculated using the Black-Scholes model and the following weighted-average assumptions:

	2008	2007

Average expected life, in years	0.75	0.75
Expected volatility	30.00%	29.38%
Risk-free interest rate	4.53%	4.84%
Dividend rate	0.78%	0.68%
     The weighted-average fair value of the purchase rights granted during fiscal 2008 and 2007 was $4.41 and $3.52.
     Suspension of the ESPP Program: During the quarter ended April 30, 2008, the Company decided to suspend the ESPP program. For most employees, the final purchase date was May 30, 2008, and for the remainder, the program will cease on November 30, 2008.
(4) Earnings Per Share
     Options to purchase 1,510,303, 1,621,170 and 1,648,459 shares of common stock were outstanding at July 31, 2008, 2007 and 2006, respectively. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and includes the dilutive effect of common shares issuable upon the exercise of outstanding options, calculated using the treasury stock method. Options to purchase 168,417 shares of common stock were not included in the computation of diluted earnings per share for 2008 because their exercise prices were greater than the average market price of Diamond’s common stock of $19.80, and therefore their effect would be antidilutive. Options to purchase 1,196,775 shares of common stock were not included in the computation of diluted earnings per share for 2007 because their exercise prices were greater than the average market price of Diamond’s common stock of $16.71, and therefore their effect would be antidilutive. Options to purchase 837,631 shares of common stock were not included in the computation of diluted earnings per share for 2006 because their exercise prices were greater than the average market price of Diamond’s common stock of $17.88, and therefore their effect would be antidilutive.
(5) Intangible Assets and Goodwill
     Intangible assets and goodwill (gross) consisted of the following at July 31:

	2008	2007
Goodwill	$5,432	$5,432
Intangible assets subject to amortization:
Customer contracts and related relationships	2,400	2,400
Trademarks and trade names	1,600	1,600

	4,000	4,000

Total goodwill and intangible assets	$9,432	$9,432

     Intangible assets and goodwill (net) consisted of the following at July 31:

	2008	2007
Goodwill	$5,432	$5,432
Intangible assets subject to amortization:
Customer contracts and related relationships, net of accumulated amortization of $270 and $150, for 2008 and 2007, respectively	2,130	2,250
Trademarks and trade names, net of accumulated amortization of $257 and $143, for 2008 and 2007, respectively	1,343	1,457

	3,473	3,707

Total goodwill and intangible assets, net	$8,905	$9,139

     Customer contracts and relationships relate primarily to underlying customer relationships from the May 2006 acquisition of assets from Harmony Foods Corporation, which are amortized on a straight-line basis over an average estimated life of 20 years. Trademarks and trade names, relate to the “Harmony” and “Homa” brand names, which are amortized on a straight-line basis over an estimated life of 14 years.
     The total weighted average amortization period of identifiable intangible assets is approximately 18 years with amortization expense of approximately $234, $234 and $59 recognized in 2008, 2007 and 2006, respectively.
     Identifiable intangible asset amortization expense for each of the five succeeding years will amount to approximately $234.
(6) Notes Payable and Long-Term Obligations
     As of July 31, 2008, the Company had a total of $20.0 million of senior notes outstanding with two institutional investors. The Company is required to make annual principal repayments on these notes in the amount of $4.0 million starting in December 2009. The notes mature in December 2013 and bear interest at a rate of 7.35% per annum. These notes were prepaid subsequent to July 31, 2008. See Note 16.
     The Company has an unsecured master loan agreement with CoBank, which provides for both a revolving line of credit in an aggregate principal amount of $77.5 million that bears interest at a rate of LIBOR plus 0.65% per annum, and a long-term revolver that provides an aggregate principal amount of $20.0 million that bears interest at a rate of LIBOR plus 0.70% per annum. The expiration of the revolving line of credit agreement is April 1, 2009. The expiration of the long-term revolver agreement is April 1, 2013. As of July 31, 2008 and 2007, there were no borrowings outstanding on either facility. These facilities were replaced by a new credit facility in September 2008. See Note 16.
     The Company has a credit agreement with Bank of the West that provides for an unsecured revolving line of credit in an aggregate principal amount of $52.5 million and a $3.0 million letter of credit facility. The revolving line of credit expires on January 15, 2011 and bears interest at a rate of LIBOR plus 0.65% per annum. As of July 31, 2008 and 2007, there were no borrowings outstanding on this line of credit.
     All credit facilities subject the Company to financial and other covenants and contain customary events of default. Further, one bank credit agreement limits the amount of dividends declared or paid to 3% of the Company’s market capitalization. Certain of the terms in the credit agreements were amended in January 2008, including a less restrictive debt-to-EBITDA financial ratio during the first and second fiscal quarters in recognition of the Company’s seasonal borrowing needs. As of July 31, 2008 and 2007, the Company was in compliance with all covenants in its credit facilities.
(7) Balance Sheet Items
     Inventories consisted of the following at July 31:

	2008	2007

Raw materials and supplies	$33,501	$19,653
Work in process	19,084	14,043
Finished goods	35,941	56,923

Total	$88,526	$90,619

     Other long-term assets consisted of the following at July 31:

	2008	2007

Investment in CoBank	$1,480	$1,774
Other	1,765	2,520

Total	$3,245	$4,294

     Accounts payable and accrued liabilities consisted of the following at July 31:

	2008	2007

Accounts payable	$21,848	$15,151
Accrued salaries and benefits	7,886	4,082
Accrued promotion	8,695	5,882
Other	3,822	1,353

Total	$42,251	$26,468

(8) Property, Plant and Equipment
     Property, plant and equipment consisted of the following at July 31:

	2008	2007
Land and improvements	$1,569	$1,569
Buildings and improvements	17,265	16,975
Machinery, equipment and software	98,191	95,037
Construction in progress	5,053	4,221

Total	122,078	117,802
Less accumulated depreciation	(87,472)	(83,866)

Property, plant and equipment, net	$34,606	$33,936

(9) Income Taxes
     Income tax expense (tax benefit) consisted of the following for the year ended July 31:

	2008	2007	2006
Current
Federal	$10,711	$4,449	$688
State	947	218	(167)
Deferred	(3,573)	(1,874)	(1,531)

Total	$8,085	$2,793	$(1,010)

     A reconciliation of the statutory federal income tax rate of 35% to Diamond’s effective income tax rate is as follows for the year ended July 31:

	2008	2007	2006
Federal tax computed at the statutory rate	$7,993	$3,929	$2,214
Stock-based compensation	264	132	114
Change in valuation allowance	—	(1,044)	—
Domestic production activities deduction	(691)	—	—
State taxes, net of federal impact	244	211	(3,503)
Other items, net	275	(435)	165

Income tax expense (tax benefit)	$8,085	$2,793	$(1,010)

     The tax effect of temporary differences and net operating losses which give rise to deferred tax assets and liabilities consist of the following as of July 31:

	2008	2007
Deferred tax assets:
Current:
Inventories	$1,082	$879
Receivables	179	228
Accruals	5,057	2,834
Retirement benefits	189	260
Net operating loss	—	17
Employee stock compensation benefits	636	587
State taxes	244	—

Total current	7,387	4,805
Non-current:
State tax credits	3,689	3,608
Retirement benefits	4,578	4,705
Employee stock compensation benefits	608	—

Total non-current	8,875	8,313
Deferred tax liabilities:
Non-current:
Retirement benefits	2,251	3,013
Property, plant and equipment	468	28
Intangibles	354	350

Total non-current	3,073	3,391

Total deferred income taxes, net	$13,189	$9,727

Composed of:
Net current deferred income taxes	$7,387	$4,805
Net long-term deferred income taxes	5,802	4,922

Total deferred income taxes, net	$13,189	$9,727

     During 2007, the Company determined it no longer required a valuation reserve for its deferred tax assets and reversed this reserve as a reduction of income tax expense.
     At July 31, 2008, the Company has net operating loss carry forwards of approximately $0.4 million for state tax purposes which will expire in 2014, if unused.
     On August 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Upon the adoption of FIN No. 48, the Company recorded a non-current liability of $0.2 million and a non-current deferred tax asset for unrecognized tax benefits of approximately $0.2 million. The total amount of unrecognized tax liability net of the unrecognized tax benefits that, if recognized, would affect the effective tax rate was nil at the date of adoption and at July 31, 2008. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of July 31, 2008, the Company had $39 accrued for interest and penalties, which represents the only significant change during the year in the Company’s FIN 48 liability.
     As of July 31, 2008, tax years 2003 through 2007 were open under various federal and state tax jurisdictions.
(10) Commitments and Contingencies
     On February 3, 2006, PG&E filed suit in San Francisco County Superior Court claiming, among other things, breach of contract as a result of Diamond’s decision to cease operating its cogeneration facility. PG&E’s complaint sought payment of approximately $1.4 million from Diamond plus interest under the contract’s termination provisions as well as PG&E’s costs for the lawsuit. This dispute was settled in the fourth quarter of fiscal year 2008.
     In March 2008, a former grower and an organization named Walnut Producers of California filed suit against Diamond in San Joaquin County Superior Court claiming, among other things, breach of contract relating to alleged underpayment for walnut deliveries for the 2005 and 2006 crop years. The plaintiffs purport to represent a class of walnut growers who entered into contracts with Diamond. Diamond intends to defend itself vigorously against these allegations. In May 2008, Diamond argued a motion in front of the judge in the case requesting, among other things, that all class action allegations be struck from the plaintiffs’ complaint. In August 2008, the court granted Diamond’s motion.
     The Company has various other legal actions in the ordinary course of business. All such matters, and the item described above, are subject to many uncertainties that make their ultimate outcomes unpredictable. However, in the opinion of management, resolution of all these legal matters is not expected to have a material adverse effect on the Company’s financial condition, operating results or cash flows.
     At July 31, 2008, the Company had $2.1 million of letters of credit outstanding related to normal business transactions and commitments of $0.5 million to purchase new equipment.
     Operating lease expense for the year ended July 31, 2008, 2007 and 2006 was $2.2 million, $2.3 million and $1.1 million, respectively.
     At July 31, 2008, future minimum payments under non-cancelable operating leases (primarily for real property) were as follows:

2009	$1,980
2010	1,972
2011	1,495
2012	1,145
2013	1,115
Thereafter	4,339

Total	$12,046

(11) Segment Disclosures
     The Company operates in a single reportable segment: the processing, marketing, and distribution of culinary, in-shell and ingredient/food service nuts and snack products. The geographic presentation of net sales below is based on the destination of the sale. The “Europe” category consists primarily of Germany, Spain, Italy, Netherlands, and the U.K. The “Other” category consists primarily of Japan, Canada, Korea, Israel, and Australia. The geographic distributions of the Company’s net sales are as follows for the year ended July 31:

	2008	2007	2006
United States	$412,522	$389,230	$342,369
Europe	42,787	57,343	57,734
Other	76,183	76,012	77,102

Total	$531,492	$522,585	$477,205

     All long-lived assets are located in the United States.
     Net sales by channel:

	2008	2007	2006
North American Retail	$370,411	$333,117	$274,879
International	101,640	112,830	114,781
North American Ingredient/Food Service	56,869	73,822	84,475
Other	2,572	2,816	3,070

Total	$531,492	$522,585	$477,205

(12) Valuation Reserves and Qualifying Accounts

		Amount
	Beginning	Charged to	Charged to	End of
	of Period	Expense	Reserve	Period
Allowance for Doubtful Accounts
Year ended July 31, 2006	$515	$204	$(121)	$598
Year ended July 31, 2007	598	(228)	(22)	348
Year ended July 31, 2008	348	150	(57)	441
Deferred Tax Asset Valuation Allowance
Year ended July 31, 2006	$1,044	$—	$—	$1,044
Year ended July 31, 2007	1,044	(1,044)	—	—
Year ended July 31, 2008	—	—	—	—
(13) Retirement Plans
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
     On July 25, 2006, the Company determined it would terminate the qualified defined benefit pension plan covering all salaried employees. During the year ended July 31, 2007, the Company terminated this plan and recorded a substantially non-cash loss on termination of $3.1 million.
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
     Obligations and funded status of the remaining benefit plans at July 31 are:

	Pension Benefits		Other Benefits
Change in Benefit Obligation	2008	2007	2008	2007

Benefit obligation at beginning of year	$15,198	$32,581	$4,452	$5,279
Service cost	645	1,209	101	114
Interest cost	961	1,763	279	310
Plan participants’ contributions	—	—	185	178
Plan amendments	—	81	—	—
Curtailments	—	(2,556)	—	—
Settlements	—	(3,191)	—	—
Actuarial loss (gain)	(831)	107	(516)	(909)
Benefits paid	(307)	(14,796)	(343)	(520)

Benefit obligation at end of year	$15,666	$15,198	$4,158	$4,452

	Pension Benefits		Other Benefits
Change in Plan Assets	2008	2007	2008	2007

Fair value of plan assets at beginning of year	$14,518	$29,046	$—	$—
Actual return on plan assets	(787)	3,114	—	—
Employer contribution	—	345	158	342
Plan participants’ contributions	—	—	185	178
Benefits paid	(307)	(14,796)	(343)	(520)
Settlements	—	(3,191)	—	—

Fair value of plan assets at end of year	$13,424	$14,518	$—	$—

Funded status at end of year	$(2,242)	$(680)	$(4,158)	$(4,452)

     Assets (liabilities) recognized in the consolidated balance sheets at July 31 consisted of:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Noncurrent assets	$815	$1,792	$—	$—
Current liabilities	—	—	(214)	(183)
Noncurrent liabilities	(3,057)	(2,472)	(3,944)	(4,269)

Total	$(2,242)	$(680)	$(4,158)	$(4,452)

     Amounts recognized in accumulated other comprehensive income (pre-tax) after the adoption of SFAS No. 158 as of July 31, 2008 consist of:

	Pension	Other
	Benefits	Benefits
Net loss (gain)	$2,209	$(5,047)
Prior service cost (credit)	157	—

Total	$2,366	$(5,047)

     The accumulated benefit obligation for all defined benefit pension plans was $14,316 and $14,325 at July 31, 2008 and 2007, respectively.

     Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2008	2007
Projected benefit obligation	$3,058	$2,472
Accumulated benefit obligation	1,941	1,842
Fair value of plan assets	—	—
     Components of net periodic benefit cost for the year ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Net Periodic Benefit Cost / (Income)
Service cost	$645	$1,209	$2,234	$101	$114	$253
Interest cost	961	1,763	1,726	279	310	543
Expected return on plan assets	(1,147)	(2,236)	(2,300)	—	—	—
Amortization of prior service cost	26	(57)	(287)	—	—	—
Amortization of net (gain) loss	5	499	809	(530)	(454)	21

Net periodic benefit cost / (income)	490	1,178	2,182	(150)	(30)	817
Gain on curtailment of defined benefit plan	—	(3,039)	—	—	—	—
Loss on settlement of defined benefit plan (1)	—	5,805	—	—	—	—

Total benefit cost / (income)	$490	$3,944	$2,182	$(150)	$(30)	$817

(1)	Excludes $288 of costs to terminate the plan.
     The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $51 and $26, respectively. The estimated net gain and prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $539 and $0, respectively.
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
Assumptions
     Weighted-average assumptions used to determine benefit obligations at July 31 were as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	7.00%	6.40%	5.91%	7.00%	6.40%	6.00%
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A
     Weighted-average assumptions used to determine net periodic benefit cost for the year ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.40%	5.91%	5.25%	6.40%	6.00%	5.25%
Expected long-term return on plan assets	8.00	8.00	8.00	N/A	N/A	N/A
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A
     The expected long-term rate of return on plan assets is based on the established asset allocation.

     Assumed trend rates for medical plans were as follows:

	2008	2007	2006

Health care cost trend rate assumed for next year	10.5%	11.0%	8.0%
Rate to which the cost trend rate assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year the rate reaches ultimate trend rate	2020	2020	2013
     For measurement purposes for year ended July 31, 2006, a level 5% annual rate of increase in the per capita cost of covered dental and vision care benefits was assumed for all future years. As of July 31, 2007, dental and vision care are no longer covered.
     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One	One
	Percentage	Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost	$64	$(52)
Effect on post-retirement benefit obligation	533	(446)
Plan Assets
     The Company’s pension plan weighted-average asset allocations at July 31 were as follows:

	2008	2007	2006
Asset Category:
Equity securities	56.7%	73.5%	78.5%
Debt securities	42.7%	24.3%	20.7%
Cash and equivalents	0.6%	2.2%	0.8%

Total	100.0%	100.0%	100.0%

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
     The investment objectives for the Diamond plans are to maximize total returns within reasonable and prudent levels of risk. The plan asset allocation is a key element in achieving the expected investment returns on plan assets. The asset allocation strategy targets an allocation of 60% for equity securities and 40% for debt securities with adequate liquidity to meet expected cash flow needs. Actual asset allocation may fluctuate within acceptable ranges due to market value variability. If fluctuations cause an asset class to fall outside its strategic asset allocation range, the portfolio will be rebalanced as appropriate.
Cash Flows
     Estimated future benefit payments, which reflect expected future service, as appropriate, expected to be paid are as follows:

	Pension
	Benefits	Other Benefits
2009	$398	$214
2010	452	218
2011	526	241
2012	550	264
2013	2,158	289
2014 — 2018	4,123	1,713

Defined Contribution Plan
     The Company also recognized defined contribution plan expenses of $528, $425 and $368 for the years ended July 31, 2008, 2007 and 2006, respectively.
(14) Restructuring and Other Costs, Net
     Restructuring and other costs for the year ended July 31, 2007 included charges related principally to 1) costs of closing the Lemont facility and the consolidation of operations in the Fishers facility, 2) contract termination costs and certain professional fees, offset by, 3) a gain on the sale of the Lemont facility.
     Restructuring and other costs for the year ended July 31, 2006 included approximately $1.0 million, principally related to the closure of Diamond’s Lemont facility and consolidation of operations in its Fishers facility, including employee severance benefit, and other costs. Restructuring and other costs also included $1.4 million associated with terminating two contracts, one with PG&E associated with Diamond’s cogeneration plant and one associated with a former distributor in Germany, and professional service fees of $1.0 million related to the identification of certain California state tax credits for years prior to 2006.
(15) Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended July 31, 2008
Net sales and other revenues	$184,537	$133,798	$100,009	$113,148
Gross profit (1)	29,549	22,427	17,324	18,702
Operating expenses	15,744	17,880	15,237	15,260
Net income (loss)	8,342	2,674	1,106	2,634
Diluted earnings per share	0.52	0.17	0.07	0.16
Diluted shares (in thousands)	15,994	16,101	16,120	16,391
Year ended July 31, 2007
Net sales and other revenues	$169,512	$143,622	$97,016	$112,435
Gross profit	27,940	20,341	13,706	16,653
Operating expenses	11,067	16,439	21,766	16,753
Net income (loss)	9,641	2,030	(4,012)	774
Diluted earnings per share	0.61	0.13	(0.25)	0.05
Diluted shares (in thousands)	15,737	15,772	15,808	15,826
Year ended July 31, 2006
Net sales and other revenues	$178,060	$124,157	$67,798	$107,190
Gross profit	22,811	18,570	8,428	15,587
Operating expenses	15,784	13,291	13,567	15,823
Net income (loss)	4,074	3,077	(3,175)	3,360
Diluted earnings per share	0.26	0.20	(0.20)	0.21
Diluted shares (in thousands)	15,634	15,587	15,668	15,722

(1)	In the quarter ended April 30, 2008, Diamond made an adjustment of approximately $1.0 million to increase cost of sales for walnut sales recognized during the first and second quarters of fiscal year 2008 because the final purchase price, announced in March 2008 for walnuts from the 2007 crop, was higher than estimated. In the quarter ended January 31, 2008, Diamond made an adjustment of approximately $2.7 million to increase cost of sales for walnut sales recognized during the first quarter of fiscal year 2008 to reflect higher estimated walnut costs.

(16) Subsequent Events
     On August 13, 2008, Diamond entered into an Asset Purchase Agreement (the “Purchase Agreement”) with General Mills, Inc. (“General Mills”), pursuant to which Diamond will acquire the Pop Secret popcorn business from General Mills for approximately $190 million in cash (the “Asset Purchase”). Diamond funded the acquisition of the Pop Secret business, in part, with proceeds from a new credit facility, which it entered into concurrently with the closing of the Asset Purchase. The Purchase Agreement contains customary representations and warranties by General Mills and Diamond, and customary covenants and agreements by and between the parties, including an agreement for General Mills to provide certain transition services associated with the Pop Secret business for up to six months after closing. The transaction closed on September 15, 2008.
     On September 15, 2008, Diamond entered into a five year unsecured $250 million Senior Credit Facility (the “Credit Facility”) to be utilized in part to fund the purchase of the Pop Secret business from General Mills and to fund other ongoing operational needs. The Credit Facility replaces the CoBank and Bank of the West debt agreements and cash on hand and proceeds from the floating rate Credit Facility were used to repay the senior notes. We incurred an early termination fee of $2.6 million in connection with the prepayment of the senior notes.
     The Credit Facility consists of a $125 million revolving credit line and a $125 million term loan. The term loan amortizes at a rate of $10 million, $15 million, $20 million, $25 million and $55 million, per year (due quarterly, starting October 31, 2008). In addition, there is a provision for excess cash flow recapture to pay down the term loan at a faster rate in the event cash flows exceed certain specified levels. The interest rate for entire Credit Facility is tied to LIBOR plus a credit spread linked to the leverage ratio.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
     We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of July 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal quarter ended July 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management of Diamond Foods, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Administrative Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
     Based on our assessment using the criteria set forth by COSO in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of July 31, 2008.
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

/s/ Michael J. Mendes President and Chief Executive Officer	/s/ Steven M. Neil Chief Financial and Administrative Officer

September 25, 2008
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item is incorporated by reference to disclosure under the subheadings “Proposal No. 1 — Election of Directors — Directors/Nominees,” “Executive Compensation — Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Directors Matters” of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”).

Item 11. Executive Compensation
     The information required by this item is incorporated by reference to disclosure under the headings “Executive Compensation” and “Corporate Governance and Board of Directors Matters” in the 2009 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to disclosure under the subheadings “Executive Compensation — Equity Compensation Plan Information” and “Stock Ownership of Principal Stockholders and Management” in the 2009 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to the subheadings “Certain Relationships and Related Party Transactions” section of the 2009 Proxy Statement.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference from the “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” section of the 2009 Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Documents filed as part of this report:
     1. Financial Statements.
(a) Report of Independent Registered Public Accounting Firm
(b) Consolidated Balance Sheets at July 31, 2008 and 2007
(c) Consolidated Statements of Operations for the years ended July 31, 2008, 2007 and 2006
(d) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2008, 2007 and 2006
(e) Consolidated Statements of Cash Flows for the years ended July 31, 2008, 2007 and 2006
(f) Notes to the Consolidated Financial Statements
     2. Financial Statement Schedules.
     All schedules are omitted because the required information is included with the Consolidated Financial Statements, or notes thereto.
     3. Exhibits.
     The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with	Incorporated by Reference
Number	Exhibit Title	This Report	Form	File No.	Date Filed

2.01	Form of Amended and Restated Agreement and Plan of Conversion		S-1	333-123576	July 18, 2005

2.02	Asset Purchase Agreement, dated August 13, 2008, between Diamond Foods, Inc. and General Mills, Inc.		8-K	000-51439	September 17, 2008

3.01	Certificate of Incorporation, as amended		S-1	333-123576	July 15, 2005

		Filed with	Incorporated by Reference
Number	Exhibit Title	This Report	Form	File No.	Date Filed

3.02	Restated Bylaws		S-1	333-123576	March 25, 2005

4.01	Form of Certificate for common stock		S-1	333-123576	July 18, 2005

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers		S-1	333-123576	March 25, 2005

10.02*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement		S-1	333-123576	March 25, 2005

10.03*	2005 Employee Stock Purchase Plan and form of subscription agreement		S-1	333-123576	March 25, 2005

10.04*	Diamond Walnut Growers, Inc. 401(k) Plan		S-1	333-123576	March 25, 2005

10.05*	Diamond Walnut Growers, Inc. Retirement Restoration Plan		S-1	333-123576	March 25, 2005

10.06*	Diamond of California Management Pension Plan		S-1	333-123576	March 25, 2005

10.07	Diamond Walnut Growers, Inc. Pension Plan, as restated		S-1	333-123576	March 25, 2005

10.08*	Employment Agreement, dated March 25, 1997, between Registrant and Michael J. Mendes		S-1	333-123576	March 25, 2005

10.09*	Description of Compensation Arrangement for Gary K. Ford		S-1	333-123576	March 25, 2005

10.10*	Description of Director Compensation Arrangements		S-1	333-123576	March 25, 2005

10.11	Form of Walnut Purchase Agreement		S-1	333-123576	May 3, 2005

10.12	Trademark Agreement, dated July 1, 2002, between Registrant and Blue Diamond Growers		S-1	333-123576	March 25, 2005

10.13	Rights Agreement, dated as of April 29, 2005, by and between Registrant and EquiServe Trust Company, N.A		S-1	333-123576	May 3, 2005

10.14*	Form of Change of Control and Retention Agreement between Registrant and each of its executive officers		S-1	333-123576	May 3, 2005

10.15	Amendment to Diamond Foods, Inc. Pension Plan		8-K	000-51439	September 20, 2006

10.16*	Form of Tax Withholding Agreement		8-K	000-51439	July 20, 2007

10.17*	Form of Stock Withholding Agreement		8-K	000-51439	January 10, 2007

10.18*	Offer Letter between Steven Neil and Diamond Foods, Inc.		10-Q	000-51439	March 11, 2008

10.19*	Offer Letter between Lloyd Johnson and Diamond Foods, Inc.	X

10.20	Credit Agreement between Diamond Foods, Inc. and Bank of America, N.A., dated September 15, 2008		8-K	000-51439	September 17, 2008

23.01	Consent of Independent Registered Public Accounting Firm	X

31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

*	Indicates management contract or compensatory plan or arrangement
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

Name	Title	Signature Date

/s/ Michael J. Mendes Michael J. Mendes	President and Chief Executive Officer and Director (principal executive officer)	September 25, 2008

/s/ Steven M. Neil Steven M. Neil	Chief Financial and Administrative Officer and Director (principal financial officer and principal accounting officer)	September 25, 2008

/s/ Laurence M. Baer Laurence M. Baer	Director	September 25, 2008

/s/ Edward A. Blechschmidt Edward A. Blechschmidt	Director	September 25, 2008

/s/ John J. Gilbert John J. Gilbert	Director	September 25, 2008

/s/ Robert M. Lea Robert M. Lea	Director	September 25, 2008

/s/ Dennis Mussell Dennis Mussell	Director	September 25, 2008

/s/ Joseph P. Silveira Joseph P. Silveira	Director	September 25, 2008

/s/ Glen C. Warren, Jr. Glen C. Warren, Jr.	Director	September 25, 2008

/s/ Robert J. Zollars Robert J. Zollars	Director	September 25, 2008

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.19	Offer Letter between Lloyd Johnson and Diamond Foods, Inc.

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Certification of Chief Executive Officer

31.02	Certification of Chief Financial Officer

32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer