Form 10-Q
period 2008-10-31
Diamond Foods Inc
filed 2008-12-03
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51439
DIAMOND FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2556965
(State of Incorporation)	(IRS Employer Identification No.)

600 Montgomery Street, 17th Floor
San Francisco, California	94111-2702
(Address of Principal Executive Offices)	(Zip Code)

415-912-3180
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 31, 2008: 16,366,095

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
These forward-looking statements also involve many risks and uncertainties that could cause actual results to differ from our expectations in material ways. Please refer to the risks and uncertainties discussed in the section titled “Risk Factors.” You also should carefully consider other cautionary statements elsewhere in this Quarterly Report and in other documents we file from time to time with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K and other Quarterly Reports on Form 10-Q filed by us during our 2009 fiscal year. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	October 31,	July 31,	October 31,
	2008	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,885	$74,279	$1,703
Trade receivables, net	123,422	46,256	115,587
Inventories	212,147	88,526	189,233
Deferred income taxes	7,387	7,387	4,805
Prepaid expenses and other current assets	3,816	4,261	3,921

Total current assets	351,657	220,709	315,249
Property, plant and equipment, net	51,681	34,606	33,882
Deferred income taxes	5,227	5,802	5,092
Goodwill	80,416	5,432	5,432
Other intangible assets, net	100,523	3,473	3,649
Other long-term assets	4,499	3,245	4,096

Total assets	$594,003	$273,267	$367,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$83,250	$—	$3,775
Current portion of long-term debt	11,250	—	—
Accounts payable and accrued liabilities	86,860	42,251	57,327
Payable to growers	135,740	56,942	143,920

Total current liabilities	317,100	99,193	205,022
Long-term obligations	111,425	20,204	20,288
Other liabilities	7,831	7,647	7,240
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 16,548,985, 16,340,076 and 16,109,695 shares issued and 16,366,095, 16,180,771 and 16,025,625 shares outstanding at October 31, 2008, July 31, 2008 and October 31, 2007, respectively	16	16	16
Treasury stock, at cost: 182,890, 159,305 and 84,070 shares held at October 31, 2008 , July 31, 2008 and October 31, 2007, respectively	(3,816)	(3,203)	(1,436)
Additional paid-in capital	114,819	112,550	102,996
Accumulated other comprehensive income	1,392	1,584	2,230
Retained earnings	45,236	35,276	31,044

Total stockholders’ equity	157,647	146,223	134,850

Total liabilities and stockholders’ equity	$594,003	$273,267	$367,400

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months
	Ended October 31,
	2008	2007
Net sales	$195,526	$184,537
Cost of sales	154,457	154,988

Gross profit	41,069	29,549
Operating expenses:
Selling, general and administrative	15,772	11,388
Advertising	5,850	4,356

Total operating expenses	21,622	15,744

Income from operations	19,447	13,805
Interest expense	1,449	351
Other (income) expense, net	898	—

Income before income taxes	17,100	13,454
Income taxes	6,404	5,112

Net income	$10,696	$8,342

Earnings per share:
Basic	$0.66	$0.52
Diluted	$0.64	$0.52
Shares used to compute earnings per share:
Basic	16,308	15,994
Diluted	16,656	15,994
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,696	$8,342
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,175	1,545
Stock-based compensation	1,093	1,569
Deferred income taxes	575	—
Changes in assets and liabilities:
Trade receivables	(75,483)	(64,925)
Inventories	(115,711)	(98,614)
Accounts payable and accrued liabilities	37,410	30,844
Payable to growers	78,798	86,803
Other, net	1,296	483

Net cash used in operating activities	(59,151)	(33,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	5	—
Purchase of property, plant and equipment	(2,061)	(1,401)
Acquisition of Pop Secret business	(191,734)	—

Net cash used in investing activities	(193,790)	(1,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable borrowings	83,250	3,775
Proceeds from issuance of long-term debt	125,000	—
Payment of long-term debt	(22,557)	(75)
Debt issuance costs	(1,973)	—
Other, net	(173)	(398)

Net cash provided by financing activities	183,547	3,302

Net decrease in cash and cash equivalents	(69,394)	(32,052)
Cash and cash equivalents:
Beginning of period	74,279	33,755

End of period	$4,885	$1,703

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$895	$329
Income taxes	$3,618	$181
Non-cash investing activity:
Accrued capital expenditures	$160	$127
Liabilities related to Pop Secret acquisition	$7,000	$—
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarters ended October 31, 2008 and 2007
(In thousands, except share and per share information)
(1) Organization and Basis of Presentation
     Diamond Foods, Inc. (the “Company” or “Diamond”) processes, markets and distributes culinary, in-shell and ingredient/food service nuts and snack products. The Company obtains its walnuts from growers who are located in California and through July 26, 2005, were members of Diamond Walnut Growers, Inc., a cooperative association. The Company obtains its other nuts from independent suppliers. Diamond sells products to approximately 900 customers, including over 150 international customers. In general, the Company sells directly to retailers, particularly large, national grocery and club stores, mass merchandisers and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores.
     The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2008 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the Company’s financial condition at October 31, 2008, and the results of the Company’s operations and cash flows for the three months ended October 31, 2008 and 2007. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K. Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.
     Total comprehensive income was $10,504 and $8,339 for the three months ended October 31, 2008 and 2007, respectively.
(2) Recent Accounting Pronouncements
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 141(R) will significantly change current practices regarding business combinations and would be applied prospectively by the Company to acquisitions after the effective date. SFAS No. 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS No. 141(R) and SFAS No. 160 are effective for the Company beginning on August 1, 2009. Accordingly, both SFAS No. 141(R) and SFAS 160 did not impact the Pop Secret acquisition completed on September 15, 2008. The impact of SFAS No. 141(R) and SFAS No. 160 on future acquisitions, results of operations and financial position can not be determined at this time.
(3) Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosures that establish a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. In February 2008, the FASB issued FASB Staff Position No. 157-2, “The Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This includes fair value calculated in impairment assessments of goodwill, indefinite-lived intangible assets, and other long-lived assets.
     Effective August 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s results of operations, cash flows or financial position.
     The carrying value and estimated fair value of the Company’s financial instruments (interest rate swap liability) as of October 31, 2008 are $205.
     SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed based on the following criteria:
     Level 1: Quoted market prices in active markets for identical assets or liabilities
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
     Level 3: Unobservable inputs that are not corroborated by market data
     At October 31, 2008, the derivative interest rate swap fair value is a level 2 instrument.
     The Company has elected to use the income approach to value the derivative, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Under SFAS No. 157, the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of the derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.
     Effective August 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial condition.
(4) Stock Plan Information
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

	Three Months Ended October 31,
	2008	2007
Average expected life, in years	6	6
Expected volatility	36.00%	30.00%
Risk-free interest rate	3.77%	4.57%
Dividend rate	0.68%	0.98%
     The following table summarizes stock option activity during the three months ended October 31, 2008:

			Weighted
			average
	Number of	Weighted	remaining	Aggregate
	Shares	average exercise	contractual life	intrinsic value (in
	(in thousands)	price per share	(in years)	thousands)
Outstanding at July 31, 2008	1,510	$17.74
Granted	33	28.03
Exercised	(48)	17.72
Cancelled	(4)	17.13

Outstanding at October 31, 2008	1,491	17.97	7.3	$16,790

Exercisable at October 31, 2008	1,199	17.34	7.0	$14,256
     The weighted average fair value per share of stock options granted during the three months ended October 31, 2008 was $10.86 (there were no grants in the three months ended October 31, 2007). The fair value of options vested during the three months ended October 31, 2008 and 2007 was $6.53 and $5.96, respectively.
     Changes in the Company’s nonvested stock options during the three months ended October 31, 2008 are summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Nonvested at July 31, 2008	298	$6.74
Granted	33	10.86
Vested	(35)	6.53
Cancelled	(4)	4.07

Nonvested at October 31, 2008	292	7.27

     As of October 31, 2008, there was approximately $1.4 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of one year.

     Restricted Stock Awards: As of October 31, 2008, there were 432,827 shares of restricted stock outstanding. Restricted stock activity during the three months ended October 31, 2008 is summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Outstanding at July 31, 2008	332	$17.74
Granted	178	25.87
Vested	(60)	17.45
Cancelled	(17)	19.62

Outstanding at October 31, 2008	433	21.04

     The weighted average fair value per share of restricted stock granted during the three months ended October 31, 2008 and 2007 was $25.87 and $17.48, respectively. The fair value of restricted stock vested during the three months ended October 31, 2008 and 2007 was $17.45 and $17.00, respectively. The total intrinsic value of restricted stock vested in the three months ended October 31, 2008 and 2007 was $1,552 and $74, respectively.
     As of October 31, 2008, there was $8.0 million of unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of three years.
     Employee Stock Purchase Plan: Under the Employee Stock Purchase Plan (“ESPP”), full-time employees are permitted to purchase a limited number of Diamond common shares with a look-back option that allows employees to purchase shares of common stock at the lower of 85% of the market price at either the date of enrollment or the date of purchase. There were no shares sold under this plan during the three months ended October 31, 2008 and 2007. The fair value of employees’ purchase rights for compensation expense is calculated using the Black-Scholes model and the following weighted-average assumptions:

	Three Months Ended October 31,
	2008	2007
Average expected life, in years	0.75	0.75
Expected volatility	30.00%	30.00%
Risk-free interest rate	4.01%	4.81%
Dividend rate	0.90%	0.69%
     Suspension of the ESPP Program: During the quarter ended April 30, 2008, the Company decided to suspend the ESPP program. For most employees, the final purchase date was May 30, 2008, and for the remainder, the program will cease on November 30, 2008.
(5) Earnings Per Share
      Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and includes the dilutive effect of common shares issuable upon the exercise of outstanding options, calculated using the treasury stock method. Options to purchase 33,000 and 219,884 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $26.75 and $18.32 for the three months ended October 31, 2008 and 2007, respectively, and therefore their effect would be antidilutive.
(6) Acquisition of Pop Secret
     On September 15, 2008, Diamond completed its acquisition of the Pop Secret popcorn business from General Mills, Inc. for a purchase price of approximately $190 million in cash. Pop Secret is the second largest brand in the microwave popcorn category in U.S. grocery stores, where it has a 25% market share. Pop Secret, when combined with Diamond and Emerald branded products, offers the Company supply chain economies of scale and cross promotional marketing opportunities. The assets and liabilities acquired are herein referred to as “Pop Secret.”

     The acquisition is being accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.”
     The total purchase price was $190 million, including $2 million in transaction related costs, which has been preliminarily allocated to the estimated fair values of assets and liabilities acquired as follows:

Inventory	$7,910
Property, plant and equipment	17,023
Brand intangibles	62,500
Customer relationships	34,900
Goodwill	74,984
Acquisition liabilities	(7,000)

Purchase price	$190,317

     Customer relationships of Pop Secret will be amortized on a straight-line basis over an average estimated life of 20 years. Brand intangibles relate to the “Pop Secret” brand name, which has indefinite life, and therefore, is not amortizable.
     Identifiable intangible asset amortization expense for each of the five succeeding years will amount to approximately $1,745.
Pro Forma — Financial Information
     The following reflects the unaudited pro forma combined results of operations of the Company and Pop Secret as if the acquisition had taken place at the beginning of fiscal year 2008:

	October 31,
	2008	2007
Net sales	$209,035	$210,553
Net income	$13,129	$7,954
Diluted earnings per share	$0.79	$0.50
(7) Balance Sheet Items
     Inventories consisted of the following:

	October 31,	July 31,	October 31,
	2008	2008	2007
Raw materials and supplies	$143,963	$33,501	$123,866
Work in process	23,259	19,084	13,600
Finished goods	44,925	35,941	51,767

Total	$212,147	$88,526	$189,233

     Accounts payable and accrued liabilities consisted of the following:

	October 31,	July 31,	October 31,
	2008	2008	2007
Accounts payable	$60,366	$21,848	$36,909
Accrued promotion	11,664	8,695	8,693
Accrued salaries and benefits	5,645	7,886	4,662
Income taxes payable	4,432	—	3,058
Other	4,753	3,822	4,005

Total	$86,860	$42,251	$57,327

(8) Intangible Assets and Goodwill
     Intangible assets and goodwill (gross) consisted of the following:

	October 31,	July 31,	October 31,
	2008	2008	2007
Goodwill	$80,416	$5,432	$5,432
Brand intangibles	62,500	—	—
Intangible assets subject to amortization:
Customer contracts and related relationships	37,300	2,400	2,400
Trademarks and trade names	1,600	1,600	1,600

Total intangible assets subject to amortization	38,900	4,000	4,000

Total goodwill and intangible assets, gross	$181,816	$9,432	$9,432

     Intangible assets and goodwill (net) consisted of the following:

	October 31,	July 31,	October 31,
	2008	2008	2007
Goodwill	$80,416	$5,432	$5,432
Brand intangibles	62,500	—	—
Intangible assets subject to amortization:
Customer contracts and related relationships, net of accumulated amortization of $592, $270 and $180, as of October 31, 2008, July 31, 2008 and October 31, 2007, respectively	36,708	2,130	2,220
Trademarks and trade names, net of accumulated amortization of $285, $257 and $171 as of October 31, 2008, July 31, 2008 and October 31, 2007, respectively	1,315	1,343	1,429

Total intangible assets subject to amortization	38,023	3,473	3,649

Total goodwill and intangible assets, net	$180,939	$8,905	$9,081

     Identifiable intangible asset amortization expense annually for each of the five succeeding years will amount to approximately $1,979 and will approximate $1,484 for the remainder of fiscal year 2009.
(9) Credit Facilities
     On September 15, 2008, the Company replaced its $20 million Senior Notes due December 2013 (the “Senior Notes”), the Credit Agreement dated December 2, 2004 between the Company and Bank of the West, and the Master Loan Agreement dated February 23, 2004, between the Company and CoBank ACB, as amended (collectively called the “Bank Debt”), with a new five year unsecured $250 million Senior Credit Facility (the “Credit Facility”). The proceeds of the Credit Facility were used in part to fund the $190 million purchase of the Pop Secret business from General Mills and for ongoing operational needs, as well as to repay the Senior Notes. An early termination fee of $2.6 million was incurred in connection with the prepayment of the Senior Notes.

     The Credit Facility consists of a $125 million revolving credit line and a $125 million term loan. The term loan amortizes at a rate of $10 million, $15 million, $20 million, $25 million and $55 million, per year (due quarterly, commencing October 31, 2008). In addition, there is a provision for annual excess cash flow recapture to pay down the term loan at a faster rate in the event cash flows exceed certain specified levels. The interest rate for the entire Credit Facility is tied to LIBOR plus a credit spread linked to our leverage ratio. As of October 31, 2008, the interest rate was 5.23%.
     The Credit Facility subjects the Company to financial and other covenants (including a debt-to-EBITDA ratio) and certain customary events of default. As of October 31, 2008, July 31, 2008 and October 31, 2007, the Company was in compliance with all applicable covenants.
(10) Retirement Plans
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
     Components of net periodic benefit cost for the three-month periods ended October 31 were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$148	$164	$26	$25
Interest cost	270	241	71	70
Expected return on plan assets	(265)	(287)	—	—
Amortization of prior service cost	7	7	—	—
Amortization of net loss / (gain)	13	1	(135)	(132)

Net periodic benefit cost / (income)	$173	$126	$(38)	$(37)

     The Company recognized defined contribution plan expenses of $120 and $86 for the three months ended October 31, 2008 and 2007, respectively.
(11) Derivatives
     In the first quarter of fiscal year 2009, the Company entered into an interest rate swap agreement in accordance with Company policy to mitigate the impact of LIBOR based interest expense fluctuations on Company profitability. The swap agreement, with a total hedged notional of $47.5 million was entered into to hedge future cash interest payments associated with a portion of the Company’s variable rate bank debt, which was entered into to finance the Pop Secret acquisition. The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities,” an amendment of SFAS 133. Management has designated the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS 133 and SFAS 138. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking the hedge. The Company tests the effectiveness of the hedging relationship both at the inception of the hedge and on an ongoing monthly basis. The Company records all derivatives on the balance sheet at fair market value (see Note 3). All effective changes in the fair value of the designated swap are recorded in comprehensive income (loss) and are released to interest income/expense on a monthly basis as the hedged debt payments are accrued. The impact of any ineffectiveness is recognized in interest income (loss) immediately. For the quarter ended October 31, 2008, the Company recognized comprehensive loss of $192 based on the change in fair value of the swap and approximately $8 for ineffectiveness which was recognized in income in the same period.

(12) Contingencies
     In March 2008, a former grower and an organization named Walnut Producers of California filed suit against Diamond in San Joaquin County Superior Court claiming, among other things, breach of contract relating to alleged underpayment for walnut deliveries for the 2005 and 2006 crop years. The plaintiffs purport to represent a class of walnut growers who entered into contracts with Diamond. Diamond intends to defend itself vigorously against these allegations. In May 2008, Diamond argued a motion in front of the judge in the case requesting, among other things, that all class action allegations be struck from the plaintiffs’ complaint. In August 2008, the court granted Diamond’s motion. The plaintiffs have appealed the court’s ruling striking the class allegations from the complaint.
     The Company has various other legal actions in the ordinary course of business. All such matters, and the matter described above, are subject to many uncertainties that make their ultimate outcomes unpredictable. However, in the opinion of management, resolution of all legal matters is not expected to have a material adverse effect on the Company’s financial condition, operating results or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a branded food company specializing in processing, marketing and distributing culinary, in-shell and ingredient nuts and snack products. Our company was founded in 1912 and has a strong heritage in the walnut market under the Diamond of California brand. On July 26, 2005 we converted from an agricultural cooperative association to a Delaware corporation and completed the initial public offering of our common stock. As a public company, our focus is on building stockholder value. We intend to expand our existing business, and to continue to introduce higher-value branded products in our culinary and snack businesses, including snack products marketed under our Emerald and Pop Secret brand names. The acquisition of Pop Secret is anticipated to provide supply chain economies of scale and cross promotional opportunities with our other brands. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries. We sell products to approximately 900 customers, including over 150 international customers. In general, we sell directly to retailers, particularly large, national grocery store and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores. We also sell our products to mass merchandisers, club stores, convenience stores and through other retail channels.
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
     A disproportionate amount of our net sales and net income are recognized in the first half of our fiscal year. For example, in both 2008 and 2007, we recognized 60% of our net sales for the full fiscal year in the first six months of the year. In the near term, we expect a higher percentage of our net income to be earned in the first half of our fiscal year because many of our operating costs are fixed and cannot be reduced when net sales are lower quarter to quarter. However, as we continue to introduce new products, such as snack products, we expect net sales and net income to be less seasonal.
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
     We have long-term Walnut Purchase Agreements with substantially all of our growers. Under these agreements, growers deliver their entire walnut crop to us during the Fall harvest season and we determine the purchase price for this inventory by March 31 of the following year. This purchase price will be a price determined by us in good faith, taking into account market conditions, crop size, quality, and nut varieties, among other relevant factors. Since the ultimate price to be paid will be determined each March subsequent to receiving the walnut crop, management must make an estimate of this price for the first and second quarter interim financial statements. Such estimates may subsequently change, and the effect of the change could be significant.
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

We also account for income taxes in accordance with FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.”
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
Results of Operations
     Net sales were $195.5 million and $184.5 million for the three months ended October 31, 2008 and 2007, respectively. The increase in net sales was primarily due to an increase in snack product sales and higher culinary pricing in all channels, partially offset by lower volume.
     Net sales by channel (in thousands):

	October 31,		% Change from
	2008	2007	2007 to 2008
North American Retail (1)	$150,481	$122,065	23.3%
International	31,343	46,461	-32.5%
North American Ingredient/Food Service	12,960	15,252	-15.0%
Other	742	759	-2.2%

Total	$195,526	$184,537	6.0%

(1)	North American Retail represents sales of our culinary, snack and in-shell nuts in North America.
     The increase in North American Retail sales for the three months ended October 31, 2008 resulted from higher sales of snack and culinary products, which increased by 95.6% and 23.0%, respectively; offset in part by lower sales of in-shell products. International and ingredient sales for the three months ended October 31, 2008 decreased primarily due to lower volume, offset in part, by higher pricing.
     Sales of walnuts and other nuts and popcorn products as a percentage of net sales were:

	October 31,
	2008	2007
Walnuts	57.2%	62.7%
Other nuts and popcorn products	42.8%	37.3%

Total	100.0%	100.0%

     Sales to Wal-Mart Stores, Inc. represented approximately 20.6% and 22.4% of total net sales for the three months ended October 31, 2008 and 2007, respectively. Sales to Costco Wholesale Corporation represented approximately 12.0% of total net sales for the three months ended October 31, 2008. Sales to Costco Wholesale Corporation for the three months ended October 31, 2007 were less than 10% of total net sales.
     Gross Profit. Gross profit as a percentage of net sales for the three months ended October 31, 2008 and 2007 was 21.0% and 16.0%, respectively. Gross profit for the three months ended October 31, 2008 increased mainly due to favorable product mix, favorable impact of Pop Secret sales and the result of cost efficiency initiatives.
     Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation, and facility costs. Selling, general and administrative expenses as a percentage of net sales were 8.1% and 6.2% for the three months ended October 31, 2008 and 2007, respectively. The increase was mainly the result of work force additions and operating expenses associated with the Pop Secret acquisition.

     Advertising. Advertising expense as a percentage of net sales was 3.0% and 2.4% for the three months ended October 31, 2008 and 2007, respectively. The increase was primarily due to timing of certain advertising programs and the initiation of Pop Secret advertising.
     Interest. Interest expense as a percentage of net sales was 0.7% and 0.2% for the three months ended October 31, 2008 and 2007, respectively. The increase was mainly due to the borrowing used to fund the Pop Secret acquisition.
     Other (income) expense, net. Other (income) expense, net as a percentage of net sales was 0.5% for the three months ended October 31, 2008. This includes a payment on early termination of debt of $2.6 million, partially offset by a gain on the sale of emission reduction credits of $1.7 million.
     Income Taxes. The effective tax rate for the three months ended October 31, 2008 was approximately 37.5%. The effective tax rate for the three months ended October 31, 2007 was 38.0%. Income tax expense for fiscal year 2009 is expected to be approximately 38.0% of pre-tax income before the impact of any discrete tax items.
Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     During the three months ended October 31, 2008, cash used in operating activities was $61.1 million compared to $34.0 million for the three months ended October 31, 2007. The increase was primarily due to working capital associated with the Pop Secret acquisition. Cash required for operating activities is typically higher in our first quarter due to the seasonality of the business and working capital build up from the walnut harvest. Cash used in investing activities was $193.8 million in 2008 compared to $1.4 million in 2007. This change was mainly due to the acquisition of the Pop Secret popcorn business. Cash provided by financing activities during the three months ended October 31, 2008 was $185.5 million compared to $3.3 million for the three months ended October 31, 2007. The increase was mainly due to long-term borrowing to fund the Pop Secret acquisition.
     On September 15, 2008, we replaced our $20 million Senior Notes due December 2013 (the “Senior Notes”), the Credit Agreement dated December 2, 2004 between us and Bank of the West, and the Master Loan Agreement dated February 23, 2004, between us and CoBank ACB, as amended (collectively called the “Bank Debt”) with a new five year unsecured $250 million Senior Credit Facility (the “Credit Facility”). The proceeds of the Credit Facility were used in part to fund the $190 million purchase of the Pop Secret business from General Mills and ongoing operational needs, as well as to repay the Senior Notes. An early termination fee of $2.6 million was incurred in connection with the prepayment of the Senior Notes.
     The Credit Facility consists of a $125 million revolving credit line and a $125 million term loan. The term loan amortizes at a rate of $10 million, $15 million, $20 million, $25 million and $55 million, per year (due quarterly, commencing October 31, 2008). In addition, there is a provision for annual excess cash flow recapture to pay down the term loan at a faster rate in the event cash flows exceed certain specified levels. The interest rate for the entire Credit Facility is tied to LIBOR plus a credit spread linked to our leverage ratio.
     The Credit Facility subjects us to financial and other covenants and certain customary events of default. As of October 31, 2008, July 31, 2008 and October 31, 2007, we were in compliance with all applicable covenants in our credit facilities.
     Working capital and stockholders’ equity were $34.6 million and $157.6 million at October 31, 2008 compared to $121.5 million and $146.2 million at July 31, 2008 and $110.2 million and $134.9 million at October 31, 2007. We have the ability to convert the $83.3 million of notes payable to long-term obligations should we elect to do so.
     We believe our cash and cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our Credit Facility, will be sufficient to fund our contractual commitments, repay obligations as required, and fund our operational requirements for at least the next 12 months.

Contractual Obligations and Commitments
     Contractual obligations and commitments at October 31, 2008 are as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year (d)	Years	Years	5 Years
Long-term obligation	$122.8	$7.6	$35.2	$80.0	$—
Interest on long-term obligations (a)	24.2	5.5	12.3	6.4	—
Operating leases	11.5	1.6	5.1	2.4	2.4
Purchase commitments (b)	1.1	1.1	—	—	—
Other long-term liabilities (c)	6.9	0.2	0.5	0.6	5.6

Total	$166.5	$16.0	$53.1	$89.4	$8.0

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of October 31, 2008.

(b)	Commitments to purchase equipment. Excludes purchase commitments under Walnut Purchase Agreements.

(c)	Excludes $0.4 million in deferred rent liabilities and $0.2 million of non-current FIN 48 tax liabilities.

(d)	Represents obligations and commitments for the remaining nine months of fiscal year 2009.
Effects of Inflation
     There has been no material change in our exposure to inflation from that discussed in our 2008 Annual Report on Form 10-K.
Recent Accounting Pronouncements
     See Note 2 of the condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the first quarter of 2009, the Company entered into an interest rate swap to pay fixed and receive variable payments. This swap was designated as a cash flow hedge and is accounted for in accordance with SFAS 133. See Note 11 for terms of the swap and Note 3 for the fair value of the swap. On a monthly basis, the fair value of the swap is determined based on the income approach using observable level 2 inputs. The fair value of the swap is recorded on the balance sheet as an asset or liability with all effective changes deferred in other comprehensive income and all ineffective changes recorded in interest income/expense. The swap exposes the Company to credit risk in the event that the counterparty to the agreement does not or cannot meet its obligation. The notional amount of $47.5 million is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. On a monthly basis, the counterparty is evaluated for non-performance risk. The Company and the counterparty are both expected to continue to perform under the remaining terms of the agreement.
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
     In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial and Administrative Officer, of the

effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial and Administrative Officer, based upon their evaluation as of October 31, 2008, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
     As of October 31, 2008, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are in the process of integrating the recently acquired Pop Secret business into our operations, but do not anticipate this integration will have a material impact on our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In March 2008, a former grower and an organization named Walnut Producers of California filed suit against us in San Joaquin County Superior Court claiming, among other things, breach of contract relating to alleged underpayment for walnut deliveries for the 2005 and 2006 crop years. The plaintiffs purport to represent a class of walnut growers who entered into contracts with us. We intend to defend ourselves vigorously against these allegations. In May 2008, we argued a motion in front of the judge in the case requesting, among other things, that all class action allegations be struck from the plaintiffs’ complaint. In August 2008, the court granted our motion. The plaintiffs have appealed the court’s ruling striking the class allegations from the complaint.
     We are the subject of various legal actions in the ordinary course of our business. All such matters, and the matter described above, are subject to many uncertainties that make their outcomes unpredictable. We believe that resolution of these matters will not have a material adverse effect on our financial condition, operating results or cash flows.
Item 1A. Risk Factors
     There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total number of	Approximate Dollar
	Total number	Average price	shares repurchased as	value of shares
	of shares	paid per	part of publicly	that may yet be purchased
Period	repurchased (1)	share	announced plans	under the plans

Repurchases from August 1 - August 31, 2008	22,347	$25.86	—	$—

Repurchases from September 1 - September 30, 2008	—	$—	—	$—

Repurchases from October 1 - October 31, 2008	1,238	$27.30	—	$—

Total	23,585	$25.94	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
     The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with this	Incorporated by reference
Number	Exhibit Title	10-Q	Form	File No.	Date Filed

10.01	Offer letter between Lloyd Johnson and Diamond Foods, Inc.		10-K	000-51439	9/25/08

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.
Date: December 3, 2008	By:	/s/ Steven M. Neil
Steven M. Neil
Chief Financial and Administrative Officer and duly authorized officer