Form 10-Q
period 2009-01-31
Diamond Foods Inc
filed 2009-03-11
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares of common stock outstanding as of January 31, 2009: 16,384,668

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
     These forward-looking statements also involve many risks and uncertainties that could cause actual results to differ from our expectations in material ways. Please refer to the risks and uncertainties discussed in the section titled “Risk Factors.” You also should carefully consider other cautionary statements elsewhere in this Quarterly Report and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our most recent Annual Report on Form 10-K and other Quarterly Reports on Form 10-Q filed by us during our 2009 fiscal year. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	January 31,	July 31,	January 31,
	2009	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,194	$74,279	$58,963
Trade receivables, net	47,981	46,256	32,707
Inventories	158,846	88,526	155,733
Deferred income taxes	7,387	7,387	4,805
Prepaid expenses and other current assets	3,179	4,261	2,426

Total current assets	219,587	220,709	254,634
Property, plant and equipment, net	50,146	34,606	34,712
Deferred income taxes	4,213	5,802	5,092
Goodwill	77,916	5,432	5,432
Other intangible assets, net	100,101	3,473	3,590
Other long-term assets	4,246	3,245	4,803

Total assets	$456,209	$273,267	$308,263

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$15,000	$—	$—
Current portion of long-term debt	12,500	—	—
Accounts payable and accrued liabilities	61,456	42,251	36,316
Payable to growers	88,017	56,942	105,555

Total current liabilities	176,973	99,193	141,871
Long-term obligations	107,655	20,204	20,261
Other liabilities	7,701	7,647	7,336
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 16,575,473, 16,340,076 and 16,145,551 shares issued and 16,384,668, 16,180,771 and 16,053,000 shares outstanding at January 31, 2009, July 31, 2008 and January 31, 2008, respectively	17	16	16
Treasury stock, at cost: 190,805, 159,305 and 92,551 shares held at January 31, 2009, July 31, 2008 and January 31, 2008, respectively	(3,966)	(3,203)	(1,588)
Additional paid-in capital	116,248	112,550	105,139
Accumulated other comprehensive income	940	1,584	2,230
Retained earnings	50,641	35,276	32,998

Total stockholders’ equity	163,880	146,223	138,795

Total liabilities and stockholders’ equity	$456,209	$273,267	$308,263

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2009	2008	2009	2008
Net sales	$150,588	$133,798	$346,114	$318,335
Cost of sales	116,622	111,371	271,079	266,359

Gross profit	33,966	22,427	75,035	51,976
Operating expenses:
Selling, general and administrative	15,914	10,441	31,686	21,829
Advertising	6,210	7,439	12,060	11,795

Total operating expenses	22,124	17,880	43,746	33,624

Income from operations	11,842	4,547	31,289	18,352
Interest expense	2,157	233	3,606	584
Other expense, net	—	—	898	—

Income before income taxes	9,685	4,314	26,785	17,768
Income taxes	3,541	1,640	9,945	6,752

Net income	$6,144	$2,674	$16,840	$11,016

Earnings per share:
Basic	$0.38	$0.17	$1.03	$0.69
Diluted	$0.37	$0.17	$1.01	$0.69
Shares used to compute earnings per share:
Basic	16,377	16,044	16,343	16,019
Diluted	16,687	16,101	16,672	16,048
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,840	$11,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,834	3,138
Stock-based compensation	2,167	3,099
Deferred income taxes	1,589	—
Changes in assets and liabilities (excluding business acquired):
Trade receivables	(1,725)	17,955
Inventories	(63,503)	(65,114)
Accounts payable and accrued liabilities	15,350	9,829
Payable to growers	31,075	48,438
Other, net	1,897	1,367

Net cash provided by operating activities	8,524	29,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	63	—
Purchase of property, plant and equipment	(2,684)	(3,758)
Acquisition of Pop Secret business	(190,224)	—

Net cash used in investing activities	(192,845)	(3,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings, net	15,000	—
Proceeds from issuance of long-term debt	125,000	—
Payment of long-term debt	(25,085)	(102)
Debt issuance costs	(1,973)	—
Other, net	(706)	(660)

Net cash provided by (used in) financing activities	112,236	(762)

Net increase (decrease) in cash and cash equivalents	(72,085)	25,208
Cash and cash equivalents:
Beginning of period	74,279	33,755

End of period	$2,194	$58,963

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,810	$706
Income taxes	8,181	272
Non-cash investing activity:
Accrued capital expenditures	138	131
Liabilities related to Pop Secret acquisition	3,500	—
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended January 31, 2009 and 2008
(In thousands, except share and per share information, unaudited)
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
     The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2008 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the Company’s financial condition at January 31, 2009, and the results of the Company’s operations and cash flows for the three and six months ended January 31, 2009 and 2008. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K. Operating results for the six months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.
     Total comprehensive income was $5,692 and $16,196 for the three and six months ended January 31, 2009 and $2,674 and $11,013 for the three and six months ended January 31, 2008.
(2) Recent Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. Upon adoption, a company is required to retrospectively adjust its EPS data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact that FSP EITF 03-6-1 will have on its consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 161 will have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 141(R) will significantly change current practices regarding business combinations and would be applied prospectively by the Company to acquisitions after the effective date. SFAS No. 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS No. 141(R) and SFAS No. 160 are effective for the

Company beginning on August 1, 2009. Accordingly, both SFAS No. 141(R) and SFAS No. 160 did not impact the accounting for the Pop Secret acquisition completed on September 15, 2008. The impact of SFAS No. 141(R) and SFAS No. 160 on future acquisitions, results of operations and financial position can not be determined at this time.
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
     In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on the Company upon adoption.
     The carrying value and estimated fair value of the Company’s financial instruments (interest rate swap asset) as of January 31, 2009 are $91.
     SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed based on the following criteria:
     Level 1: Quoted market prices in active markets for identical assets or liabilities
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
     Level 3: Unobservable inputs that are not corroborated by market data
     At January 31, 2009, the derivative interest rate swap fair value is a level 2 instrument.
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
     Stock Option Awards: The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities are estimated based on the Company’s implied historical volatility. The expected term of options granted and forfeiture rates are based on assumptions and historical data to the extent it is available. The risk-free rates are based on U.S. Treasury yields for notes with comparable terms as the option grants in effect at the time of the grant. For purposes of this valuation model, dividends are based on the historical rate. Assumptions used in the Black-Scholes model are presented below:

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2009	2008	2009	2008
Average expected life, in years	6	6	6	6
Expected volatility	36.00%	30.00%	36.00%	30.00%
Risk-free interest rate	2.78%	3.98%	3.28%	4.28%
Dividend rate	0.73%	0.91%	0.70%	0.94%
     The following table summarizes stock option activity during the six months ended January 31, 2009:

			Weighted average
		Weighted average	remaining	Aggregate intrinsic
	Number of Shares	exercise price per	contractual life (in	value (in
	(in thousands)	share	years)	thousands)
Outstanding at July 31, 2008	1,510	$17.74	—	$—
Granted	48	27.16	—	—
Exercised	(62)	17.61	—	—
Cancelled	(9)	16.88	—	—

Outstanding at January 31, 2009	1,487	18.05	7.1	11,421

Exerciseable at January 31, 2009	1,216	17.38	6.8	10,095
          The weighted average fair value per share of stock options granted during the three and six months ended January 31, 2009 was $9.25 and $10.36, respectively (there were no grants in the three and six months ended January 31, 2008). The fair value per share of options vested during the three and six months ended January 31, 2009 was $6.09 and $6.32, respectively. The fair value per share of options vested during the comparable periods in 2008 was $5.79 and $5.87, respectively.

     Changes in the Company’s nonvested stock options during the six months ended January 31, 2009 are summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Nonvested at July 31, 2008	298	$6.74
Granted	48	10.36
Vested	(68)	6.32
Cancelled	(7)	5.79

Nonvested at January 31, 2009	271	7.51

     As of January 31, 2009, there was approximately $1.3 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of one year.
     Restricted Stock Awards: As of January 31, 2009, there were 421,281 shares of restricted stock outstanding. Restricted stock activity during the six months ended January 31, 2009 is summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Outstanding at July 31, 2008	332	$17.74
Granted	194	25.81
Vested	(80)	18.29
Cancelled	(25)	19.58

Outstanding at January 31, 2009	421	21.24

     The weighted average fair value per share of restricted stock granted during the three and six months ended January 31, 2009 was $25.16 and $25.81, respectively. The weighted average fair value per share of restricted stock granted during the six months ended January 31, 2008 was $17.48 (there were no grants in the three months ended January 31, 2008). The fair value per share of restricted stock vested during the three and six months ended January 31, 2009 was $20.78 and $18.29, respectively. The fair value per share of restricted stock vested during the three and six months ended January 31, 2008 was $20.81 and $20.31, respectively.
     As of January 31, 2009, there was $7.6 million of unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.9 years.
     Employee Stock Purchase Plan: Under the Employee Stock Purchase Plan, full-time employees are permitted to purchase a limited number of Diamond common shares with a look-back option that allows employees to purchase shares of common stock at the lower of 85% of the market value at either the date of enrollment or the date of purchase. There were 3,316 and 14,924 shares sold under this plan during the three months ended January 31, 2009 and 2008, respectively. There were no shares sold under this plan during the three months ended October 31, 2008 and 2007. The fair value of employees’ purchase rights for compensation expense is calculated using the Black-Scholes model and the following weighted-average assumptions:

	Three Months Ended January 31,
	2009	2008
Average expected life, in years	0.75	0.75
Expected volatility	30.00%	30.00%
Risk-free interest rate	4.01%	4.59%
Dividend rate	0.90%	0.77%

     Suspension of the ESPP Program: During the quarter ended April 30, 2008, the Company decided to suspend the ESPP program. For most employees, the final purchase date was May 30, 2008 and for the remainder, the program ceased on November 30, 2008.
(5) Earnings Per Share
     Options to purchase 1,487,416 and 1,565,970 shares of common stock were outstanding at January 31, 2009 and 2008, respectively. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and includes the dilutive effect of common shares issuable upon the exercise of outstanding options, calculated using the treasury stock method. Options to purchase 118,000 and 75,500 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $24.66 and $25.70 for the three and six months ended January 31, 2009, and therefore their effect would be antidilutive. Options to purchase 201,021 and 210,453 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $19.88 and $19.10 for the three and six months ended January 31, 2008, and therefore their effect would be antidilutive.
(6) Acquisition of Pop Secret
     On September 15, 2008, Diamond completed its acquisition of the Pop Secret popcorn business from General Mills, Inc. for a purchase price of approximately $190 million in cash. The results of the acquisition have been included in our consolidated statement of operations since that date. Pop Secret is the second largest brand in the microwave popcorn category in U.S. grocery stores, where it has approximately a 25% market share. Pop Secret is expected to contribute significantly to revenue, gross profit and cash flows in the future, and when combined with other Diamond and Emerald branded products, offers the Company significant supply chain economies of scale and cross promotional marketing opportunities.
     The acquisition has been accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.”
     The total purchase price of $190 million, including $2 million in transaction related costs, has been preliminarily allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Inventory	$6,817
Property, plant and equipment	17,023
Brand intangibles	62,500
Customer relationships	34,900
Goodwill	72,484
Acquisition liabilities	(3,500)

Purchase price	$190,224

     The Company is in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The preliminary allocation of the purchase price included in the current period balance sheet is based on management’s best estimates of fair value at this time. The completion of the purchase price allocation may result in adjustments to the recorded fair values of the assets and liabilities and the determination of any residual amount assigned to goodwill. Changes in the Company’s preliminary purchase price allocations during the fiscal quarter ended January 31, 2009 included a decrease in inventory allocation by $1.0 million, a decrease in recorded goodwill by $2.5 million and a decrease in assumed liabilities by $3.5 million.
     Goodwill is fully deductible for tax purposes.
     Customer relationships of Pop Secret will be amortized on a straight-line basis over an average estimated life of 20 years. Brand intangibles relate to the “Pop Secret” brand name, which has indefinite life, and therefore, is not amortizable.
     Identifiable intangible asset amortization expense in each of the five succeeding years will amount to approximately $1,745.

Pro Forma — Financial Information
     The following reflects the unaudited pro forma combined results of operations of the Company and Pop Secret as if the acquisition had taken place at the beginning of fiscal year 2008:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Net sales	$150,588	$162,297	$359,623	$372,850
Net income	$6,144	$4,439	$19,273	$12,393
Diluted earnings per share	$0.37	$0.28	$1.16	$0.77
     The Company incurred a one-time debt termination fee of $2.6 million for the prepayment of the Senior Notes, which was replaced by the new Senior Credit Facility acquired to fund the purchase of the Pop Secret business. This amount was included in the above pro forma results of operations.
(7) Balance Sheet Items
     Inventories consisted of the following:

	January 31,	July 31,	January 31,
	2009	2008	2008
Raw materials and supplies	$96,731	$33,501	$102,103
Work in process	21,897	19,084	13,354
Finished goods	40,218	35,941	40,276

Total	$158,846	$88,526	$155,733

     Accounts payable and accrued liabilities consisted of the following:

	January 31,	July 31,	January 31,
	2009	2008	2008
Accounts payable	$28,179	$21,848	$19,766
Accrued promotion	21,594	8,695	6,728
Accrued salaries and benefits	7,441	7,886	4,180
Income taxes payable	2,469	—	4,609
Other	1,773	3,822	1,033

Total	$61,456	$42,251	$36,316

(8) Intangible Assets and Goodwill
     Intangible assets and goodwill consisted of the following:

	January 31,	July 31,	January 31,
	2009	2008	2008
Goodwill	$77,916	$5,432	$5,432
Brand intangibles (not subject to amortization)	62,500	—	—
Intangible assets subject to amortization:
Customer contracts and related relationships	37,300	2,400	2,400
Trademarks and trade names	1,600	1,600	1,600

Total intangible assets subject to amortization	38,900	4,000	4,000

Total goodwill and intangible assets, gross	179,316	9,432	9,432

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(985)	(270)	(210)
Trademarks and trade names	(314)	(257)	(200)

Total amortization	(1,299)	(527)	(410)

Goodwill and intangible assets, net	$178,017	$8,905	$9,022

     Identifiable intangible asset amortization will amount to approximately $1,979 annually in each of the five succeeding years and will approximate $990 for the remainder of fiscal year 2009.
(9) Credit Facilities and Long-Term Obligations
     On September 15, 2008, the Company replaced its $20 million Senior Notes due December 2013 (the “Senior Notes”), the Credit Agreement dated December 2, 2004, between the Company and Bank of the West, and the Master Loan Agreement dated February 23, 2004, between the Company and CoBank ACB, as amended (collectively called the “Bank Debt”), with a new five year unsecured $250 million Senior Credit Facility (the “Credit Facility”). The proceeds of the Credit Facility were used in part to fund the $190 million purchase of the Pop Secret business from General Mills and for ongoing operational needs, as well as to repay the Senior Notes. An early termination fee of $2.6 million was incurred in connection with the prepayment of the Senior Notes.
     The Credit Facility consists of a $125 million revolving credit line and a $125 million term loan. At January 31, 2009, the $15 million reflected as “Revolving line of credit” on the accompanying balance sheet represents borrowings outstanding on the $125 million revolving credit line. The term loan amortizes at a rate of $10 million, $15 million, $20 million, $25 million and $55 million annually, in each of the five succeeding years (due quarterly, which commenced October 31, 2008). In addition, the Company is required to pay down the term loan at a faster rate in the event cash flows exceed certain specified levels. The interest rate for the entire Credit Facility is tied to LIBOR plus a credit spread linked to our leverage ratio. As of January 31, 2009 the interest rate was 4.38%.
     The Credit Facility subjects the Company to financial and other covenants (including a debt-to-EBITDA ratio) and certain customary events of default. As of January 31, 2009, July 31, 2008 and January 31, 2008, the Company was in compliance with all applicable financial covenants.
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

Components of net periodic benefit cost for the three and six months ended January 31 were as follows:

	Pension Benefits				Other Benefits
	Three Months ended		Six Months ended		Three Months ended		Six Months ended
	January, 31		January, 31		January, 31		January, 31
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$148	$164	$296	$328	$26	$26	$52	$51
Interest cost	270	240	540	481	71	69	142	139
Expected return on plan assets	(265)	(287)	(530)	(574)	—	—	—	—
Amortization of prior service cost	7	6	14	13	—	—	—	—
Amortization of net loss / (gain)	13	2	26	3	(135)	(133)	(270)	(265)

Net periodic benefit cost / (income)	$173	$125	$346	$251	$(38)	$(38)	$(76)	$(75)

     The Company recognized defined contribution plan expenses of $133 and $253 for the three and six months ended January 31, 2009 and $147 and $233 for the three and six months ended January 31, 2008.
(11) Derivatives
     In the first quarter of fiscal year 2009, the Company entered into an interest rate swap agreement in accordance with Company policy to mitigate the impact of LIBOR based interest rate fluctuations on Company profitability. The swap agreement, with a total hedged notional of $47.5 million was entered into to hedge future cash flows associated with a portion of the Company’s variable rate bank debt, which was entered into to finance the Pop Secret acquisition. On January 22, 2009, the company terminated this swap, which was set to mature on October 30, 2009. As a result of this swap termination, the Company realized a loss of approximately $695 to be amortized from other comprehensive income to interest expense through October 30, 2009, the original life of the swap.
     In the second quarter of fiscal year 2009, the Company entered into a new interest rate swap agreement in accordance with Company policy to mitigate the impact of LIBOR based interest rate fluctuations on Company profitability. The swap agreement, with a total hedged notional of $50 million was entered into to hedge future cash flows associated with a portion of the Company’s variable rate bank debt, which was entered into to finance the Pop Secret acquisition. The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133. Management has designated the derivative as a hedge of the identified exposure. The Company does not enter into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133 and SFAS No. 138. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking the hedge. The Company tests the effectiveness of the hedging relationship both at the inception of the hedge and on an ongoing monthly basis. The Company records all derivatives on the balance sheet at fair market value (see Note 3). All effective changes in the fair value of the designated swap are recorded in comprehensive income (loss) and are released to interest income/expense on a monthly basis as the hedged debt payments are accrued. The impact of any ineffectiveness is recognized in interest income (loss) immediately. For the quarter ended January 31, 2009, the Company recognized comprehensive loss of $452 based on the change in fair value of the swap and there was no amount for ineffectiveness recognized in income in the same period.
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
     We are a branded food company specializing in processing, marketing and distributing culinary, in-shell and ingredient nuts and snack products. Our company was founded in 1912 and has a strong heritage in the walnut market under the Diamond of California brand. On July 26, 2005, we converted from an agricultural cooperative association to a Delaware corporation and completed the initial public offering of our common stock. As a public company, our focus is on building stockholder value. We intend to expand our existing business, and to continue to introduce higher-value branded products in our culinary and snack businesses, including snack products marketed under our Emerald and Pop Secret brand names. The acquisition of Pop Secret is anticipated to provide supply chain economies of scale and cross promotional opportunities with our other brands. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries. We sell products to approximately 900 customers, including over 150 international customers. In general, we sell directly to retailers, particularly large, national grocery store and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores. We also sell our products to mass merchandisers, club stores, convenience stores and through other retail channels.
     Our business is seasonal. For example, in both 2008 and 2007, we recognized 60% of our net sales for the full fiscal year in the first six months of the year. Demand for nut products, particularly in-shell nuts and to a lesser extent, culinary nuts, is highest during the months of October, November and December. We receive our principal raw material, walnuts, during the period from September to November and process it throughout the year. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last quarter of the calendar year. This seasonality also impacts capacity utilization at our facilities, which routinely operate at capacity for the last four months of the calendar year. Generally, we receive and pay for approximately 50% of the corn for our Pop Secret business in December, and the remaining 50% in May. Accordingly, the working capital requirement of the Pop Secret business is less seasonal than that of the walnut business.
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
     We have long-term Walnut Purchase Agreements with substantially all of our growers. Under these agreements, growers deliver their entire walnut crop to us during the Fall harvest season and we determine the purchase price for this inventory by March 31 of the following year. This purchase price will be a price determined by us in good faith, taking into account market conditions, crop size, quality, and nut varieties, among other relevant factors. Since the ultimate price to be paid will be determined each March subsequent to receiving the walnut crop, management must make an estimate of this price for the first and second quarter interim financial statements. Such estimates may subsequently change and the effect of the change could be significant. In the quarter ended January

31, 2009, we made an adjustment to expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $2.5 million for walnut sales recognized in the first quarter of fiscal year 2009.
     Valuation of Long-lived and Intangible Assets and Goodwill. We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets.” Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets,” or more often if there are indications of possible impairment.
     The analysis to determine whether or not an asset is impaired requires significant judgments that are dependent on internal forecasts, including estimated future cash flows, estimates of long-term growth rates for our business, the expected life over which cash flows will be realized, and assumed royalty and discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge. While the fair value of these assets exceeds their carrying value based on our current estimates and assumptions, materially different estimates and assumptions in the future in response to changed economic conditions, changes in our business or for other reasons could result in the recognition of impairment losses.
     For assets to be held and used, including acquired intangible assets subject to amortization, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in this process.
     We perform our annual goodwill impairment test required by SFAS No. 142 in the fourth quarter of each year. In testing goodwill for impairment, we initially compare the fair value of the Company’s single reporting unit with the net book value of the Company since it represents the carrying value of the reporting unit. We have one operating and reportable segment. If fair value of the reporting unit is less than the carrying value of the reporting unit, we perform an additional step to determine the implied fair value of goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all assets and liabilities and then computing the excess of the reporting units’ fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, the excess represents the amount of goodwill impairment. Accordingly, we would recognize an impairment loss in the amount of such excess. Our impairment assessment employs present value techniques and involves the use of significant estimates and assumptions, including a projection of future revenues, gross margins, operating costs and cash flows, as well as general economic and market conditions and the impact of planned business and operational strategies. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates. We also consider the estimated fair value of our reporting unit in relation to the Company’s market capitalization.
     We test our brand intangible assets not subject to amortization for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing brand intangibles for impairment, we compare the fair value with the carrying value. The determination of fair value is based on a discounted cash flow analysis, using inputs such as forecasted future revenues attributable to the brand, assumed royalty rates, and a risk-adjusted discount rate that approximates our estimated cost of capital. If the carrying value exceeds the estimated fair value, the brand intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of the brand intangible asset.
     We can not assure you that a material impairment charge will not be recorded in the future.
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
     Accounting for Stock-Based Compensation. We account for stock-based compensation arrangements, including stock option grants and restricted stock awards, in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment.” Under SFAS No. 123(R), compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility, and forfeiture rates that determine the stock options’ fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to increase or decrease compensation expense, which could be material to our results of operations.
Results of Operations
     Net sales were $150.6 million and $346.1 million for the three and six months ended January 31, 2009. Net sales were $133.8 million and $318.3 million for the three and six months ended January 31, 2008. For the three months ended January 31, 2009, the increase in net sales was primarily due to increased snack sales, including Pop Secret. For the six months ended January 31, 2009, the increase in sales was primarily due to an increase in snack product sales, including Pop Secret, and higher culinary pricing, offset by lower volume.
Net sales by channel (in thousands):

	Three Months ended			Six Months ended
	January 31,		% Change from	January 31,		% Change from
	2009	2008	2008 to 2009	2009	2008	2008 to 2009

North American Retail (1)	$130,802	$102,652	27.4%	$281,283	$224,717	25.2%
International	12,854	17,878	-28.1%	44,197	64,339	-31.3%
North American Ingredient/Food Service	6,246	12,633	-50.6%	19,206	27,885	-31.1%
Other	686	635	8.0%	1,428	1,394	2.4%

Total	$150,588	$133,798	12.5%	$346,114	$318,335	8.7%

(1)	North American Retail represents sales of our culinary, snack and in-shell nuts in North America.
     For the three months ended January 31, 2009, the increase in North American Retail sales resulted from higher sales of snack products (including Pop Secret), which increased by 151.9%; offset in part, by lower sales of in-shell products. International sales declined primarily as a result of price deflation associated with lower input costs, and ingredient sales declined due to lower volume and price deflation associated with lower input costs. For the six months ended January 31, 2009, the increase in North American Retail sales was primarily due to increased snack and culinary sales, which increased by 124.5% and 11.9%, respectively. This was offset in part by lower sales of in-shell products. International sales for the six months ended January 31, 2009 decreased mainly due to lower volume and price deflation associated with lower input costs. Ingredient sales for the six months ended January 31, 2009 decreased mainly due to lower volume.
Sales of walnuts, other nuts and popcorn products as a percentage of net sales were:

	Three Months ended		Six Months ended
	January 31,		January 31,
	2009	2008	2009	2008

Walnuts	41.9%	59.3%	50.5%	61.3%
Other nuts and popcorn products	58.1%	40.7%	49.5%	38.7%

Total	100.0%	100.0%	100.0%	100.0%

     Sales to Wal-Mart Stores, Inc. represented approximately 20% and 21% of total net sales for the three and six months ended January 31, 2009 and 21% and 22% of total net sales for the three and six months ended January 31, 2008. Sales to Costco Wholesale

Corporation represented approximately 17% and 14% of total net sales for the three and six months ended January 31, 2009 and 14% and 10% of total net sales for the three and six months ended January 31, 2008.
     Gross profit. Gross profit as a percentage of net sales was 22.6% and 21.7% for the three and six months ended January 31, 2009 and 16.8% and 16.3% for the three and six months ended January 31, 2008. Gross profit for the three and six months ended January 31, 2009 increased mainly due to favorable product mix, favorable impact of Pop Secret sales, favorable input costs and the result of cost efficiency initiatives.
     Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses as a percentage of net sales were 10.6% and 9.2% for the three and six months ended January 31, 2009 and 7.8% and 6.9% for the three and six months ended January 31, 2008. The increase in selling, general and administrative expenses for the three and six months ended January 31, 2009 is primarily the result of work force additions and operating expenses associated with Pop Secret.
     Advertising. Advertising expenses as a percentage of net sales were 4.1% and 3.5% for the three and six months ended January 31, 2009 and 5.6% and 3.7% for the three and six months ended January 31, 2008. The lower percentages in the current year related principally to the later introduction of certain advertising programs, such as new television commercials scheduled for the third quarter.
     Interest expense. Interest expense as a percentage of net sales was 1.4% and 1.0% for the three and six months ended January 31, 2009 and 0.2% for the three and six months ended January 31, 2008. The increase was mainly due to the borrowing used to fund the Pop Secret acquisition.
     Income taxes. The effective tax rate for the three and six months ended January 31, 2009 was 37%. The effective tax rate for the three and six months ended January 31, 2008 was 38%. Income tax expense for fiscal year 2009 is expected to be approximately 38% of pre-tax income before the impact of any discrete tax items.
Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     During the six months ended January 31, 2009, cash generated from operating activities was $8.5 million compared to $29.7 million during the six months ended January 31, 2008. The decrease in cash from operating activities was primarily due to timing of payments to growers and other vendors, as well as increased working capital associated with the Pop Secret business. Cash used in investing activities was $192.8 million in 2009 compared to $3.8 million in 2008. This change was mainly due to the acquisition of the Pop Secret popcorn business. Cash provided by financing activities during the six months ended January 31, 2009 was $112.2 million compared to $0.8 million of cash used in financing activities for the six months ended January 31, 2008. The increase was mainly due to long-term borrowing to fund the Pop Secret acquisition.
     On September 15, 2008, we replaced our $20 million Senior Notes due December 2013 (the “Senior Notes”), the Credit Agreement dated December 2, 2004, between us and Bank of the West, and the Master Loan Agreement dated February 23, 2004, between us and CoBank ACB, as amended (collectively called the “Bank Debt”) with a new five year unsecured $250 million Senior Credit Facility (the “Credit Facility”). The proceeds of the Credit Facility were used in part to fund the $190 million purchase of the Pop Secret business from General Mills and ongoing operational needs, as well as to repay the Senior Notes. An early termination fee of $2.6 million was incurred in connection with the prepayment of the Senior Notes.
     The Credit Facility consists of a $125 million revolving credit line and a $125 million term loan. The term loan amortizes at a rate of $10 million, $15 million, $20 million, $25 million and $55 million, annually over the succeeding five years (due quarterly, which commenced October 31, 2008). In addition, there is a provision that requires us to pay down the term loan at a faster rate in the event cash flows exceed certain specified levels. The interest rate for the entire Credit Facility is tied to LIBOR plus a credit spread linked to our leverage ratio.
     The Credit Facility subjects us to financial and other covenants and certain customary events of default. As of January 31, 2009, July 31, 2008 and January 31, 2008, we were in compliance with all applicable financial covenants in our credit facilities.

     Working capital and stockholders’ equity were $42.6 million and $163.9 million at January 31, 2009 compared to $121.5 million and $146.2 million at July 31, 2008 and $112.8 million and $138.8 million at January 31, 2008. The decrease in working capital was due to the Pop Secret acquisition and, in part, to seasonal factors.
     We believe our cash and cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our Credit Facility, will be sufficient to fund our contractual commitments, repay obligations as required, and fund our operational requirements for at least the next twelve months.
Contractual Obligations and Commitments
     Contractual obligations and commitments at January 31, 2009 are as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year (d)	Years	Years	5 Years
Revolving line of credit	$15.0	$—	$15.0	$—	$—
Long-term obligations	120.2	5.0	47.7	67.5	—
Interest on long-term obligations (a)	10.5	1.7	6.9	1.9	—
Operating leases	11.5	1.0	5.0	3.1	2.4
Purchase commitments (b)	1.1	1.1	—	—	—
Other long-term liabilities (c)	6.9	0.1	0.5	0.5	5.8

Total	$165.2	$8.9	$75.1	$73.0	$8.2

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of January 31, 2009.

(b)	Commitments to purchase equipment. Excludes purchase commitments under Walnut and Corn Purchase Agreements.

(c)	Excludes $0.6 million in deferred rent liabilities, $0.1 million of non-current FIN 48 tax liabilities and $0.1 million of other non-current liabilities.

(d)	Represents obligations and commitments for the remaining six months of fiscal year 2009.
Effects of Inflation
     There has been no material change in our exposure to inflation from that discussed in our 2008 Annual Report on Form 10-K.
Recent Accounting Pronouncements
     See Note 2 of the condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     During the second quarter of fiscal year 2009, the Company entered into an interest rate swap to pay fixed and receive variable payments. This swap was designated as a cash flow hedge and is accounted for in accordance with SFAS No. 133. See Note 11 for terms of the swap and Note 3 for the fair value of the swap. On a monthly basis, the fair value of the swap is determined based on the income approach using observable level 2 inputs. The fair value of the swap is recorded on the balance sheet as an asset or liability with all effective changes deferred in other comprehensive income and all ineffective changes recorded in interest income/expense. The swap exposes the Company to credit risk in the event that the counterparty to the agreement does not or can not meet its obligation. The notional amount of $50 million is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. On a monthly basis, the counterparty is evaluated for non-performance risk. The Company and the counterparty are both expected to continue to perform under the remaining terms of the agreement.
Item 4. Controls and Procedures
     We have established and currently maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to the Company is recorded, processed, summarized and reported to our principal officers to allow timely decisions regarding required disclosures.
     In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial and Administrative Officer, based upon their evaluation as of January 31, 2009, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective.
     As of January 31, 2009, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We acquired the Pop Secret popcorn business on September 15, 2008 for $188.4 million, which represented approximately 30% of our total assets at the date of acquisition. Since this acquisition occurred in September 2008, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Pop Secret, as permitted for recently acquired businesses. However, our assessment of internal control over financial reporting for fiscal year 2009 will include Pop Secret.
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
Item 1A. Risk Factors
     There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended July 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following are details of repurchases of common stock during the three months ended January 31, 2009:

			Total number of	Approximate Dollar
	Total number	Average price	shares repurchased as	value of shares
	of shares	paid per	part of publicly	that may yet be purchased
Period	repurchased (1)	share	announced plans	under the plans

Repurchases from November 1 - November 30, 2008	—	$—	—	$—
Repurchases from December 1 - December 31, 2008	—	$—	—	$—
Repurchases from January 1 - January 31, 2009	7,915	$21.48	—	$—

Total	7,915	$21.48	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on January 28, 2009. The shareholders voted on the following proposals, all of which were approved. A description of each and a tabulation of votes are as follows:
1.	To elect three Class I directors, each to serve until our 2012 annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation, death or removal.
          The stockholders’ votes with respect to the election of directors were as follows:

	Votes
	For	Withheld	Abstentions	Broker Non-Votes

Michael J. Mendes	12,398,198	1,125,634	—	—
Laurence M. Baer	12,642,336	881,496	—	—
Joseph P. Silveira	12,561,607	962,225	—	—
2.	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2009.
          The stockholders’ votes with respect to the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2009 were as follows:

Votes
For	Against	Withheld	Abstentions	Broker Non-Votes

13,368,754	100,313	—	54,765	—
     The terms in office as directors of Robert M. Lea, Dennis Mussell, Glen C. Warren, Jr., John J. Gilbert, Steven M. Neil, Robert J. Zollars and Edward A. Blechschmidt continued after the Annual Meeting.
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

DIAMOND FOODS, INC.

Date: March 11, 2009	By:	/s/ Steven M. Neil Steven M. Neil
Chief Financial and Administrative Officer
and duly authorized officer