Form 10-Q
period 2009-04-30
Diamond Foods Inc
filed 2009-05-27
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 000-51439
DIAMOND FOODS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20-2556965 (IRS Employer Identification No.)

600 Montgomery Street, 17th Floor San Francisco, California (Address of Principal Executive Offices)	94111-2702 (Zip Code)
415-912-3180
(Telephone No.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 30, 2009: 16,482,508

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	April 30,	July 31,	April 30,
	2009	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,508	$74,279	$25,631
Trade receivables, net	41,703	46,256	46,346
Inventories	120,238	88,526	130,038
Deferred income taxes	7,374	7,387	3,617
Prepaid income taxes	5,683	—	—
Prepaid expenses and other current assets	2,660	4,261	2,759

Total current assets	179,166	220,709	208,391
Property, plant and equipment, net	50,034	34,606	34,774
Deferred income taxes	2,731	5,802	5,092
Goodwill	77,916	5,432	5,432
Other intangible assets, net	99,607	3,473	3,531
Other long-term assets	4,170	3,245	4,198

Total assets	$413,624	$273,267	$261,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$8,000	$—	$—
Current portion of long-term debt	13,750	—	—
Accounts payable and accrued liabilities	64,130	42,251	33,891
Payable to growers	46,789	56,942	57,191

Total current liabilities	132,669	99,193	91,082
Long-term obligations	103,875	20,204	20,233
Other liabilities	7,719	7,647	7,271
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 16,678,158, 16,340,076 and 16,273,240 shares issued and 16,482,508, 16,180,771 and 16,177,304 shares outstanding at April 30, 2009, July 31, 2008 and April 30, 2008, respectively	17	16	16
Treasury stock, at cost: 195,650, 159,305 and 95,936 shares at April 30, 2009, July 31, 2008 and April 30, 2008, respectively	(4,090)	(3,203)	(1,652)
Additional paid-in capital	119,943	112,550	108,862
Accumulated other comprehensive income	890	1,584	2,230
Retained earnings	52,601	35,276	33,376

Total stockholders’ equity	169,361	146,223	142,832

Total liabilities and stockholders’ equity	$413,624	$273,267	$261,418

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2009	2008	2009	2008
Net sales	$111,010	$100,009	$457,124	$418,344
Cost of sales	83,366	82,685	354,445	349,044

Gross profit	27,644	17,324	102,679	69,300

Operating expenses:
Selling, general and administrative	12,545	9,931	44,231	31,760
Advertising	9,045	5,306	21,105	17,101

Total operating expenses	21,590	15,237	65,336	48,861

Income from operations	6,054	2,087	37,343	20,439
Interest expense	1,294	196	4,900	780
Other expense, net	—	—	898	—

Income before income taxes	4,760	1,891	31,545	19,659
Income taxes	2,060	785	12,005	7,537

Net income	$2,700	$1,106	$19,540	$12,122

Earnings per share:
Basic	$0.16	$0.07	$1.19	$0.76
Diluted	$0.16	$0.07	$1.17	$0.75

Shares used to compute earnings per share:
Basic	16,410	16,111	16,365	16,050
Diluted	16,733	16,120	16,692	16,072

Dividends declared	$0.045	$0.045	$0.135	$0.135
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,540	$12,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,509	4,760
Stock-based compensation	2,998	4,873
Deferred income taxes	3,084	1,188
Changes in assets and liabilities (excluding business acquired):
Trade receivables	4,553	4,316
Inventories	(24,895)	(39,419)
Accounts payable and accrued liabilities	17,891	7,506
Payable to growers	(10,153)	74
Other, net	(3,256)	1,284

Net cash provided by (used in) operating activities	17,271	(3,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital revolvement from CoBank	4	299
Proceeds from sale of assets	122	12
Purchase of property, plant and equipment	(4,651)	(5,497)
Acquisition of Pop Secret business	(190,224)	—

Net cash used in investing activities	(194,749)	(5,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings, net	8,000	—
Proceeds from issuance of long-term debt	125,000	—
Payment of long-term debt	(27,613)	(135)
Debt issuance costs	(1,973)	—
Other, net	1,293	493

Net cash provided by financing activities	104,707	358

Net decrease in cash and cash equivalents	(72,771)	(8,124)
Cash and cash equivalents:
Beginning of period	74,279	33,755

End of period	$1,508	$25,631

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,957	$1,004
Income taxes	16,551	3,424
Non-cash investing activity:
Accrued capital expenditures	220	34
Liabilities related to Pop Secret acquisition	3,500	—
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine month periods ended April 30, 2009 and 2008
(In thousands, except share and per share information)
(1) Organization and Basis of Presentation
     Diamond Foods, Inc. (the “Company” or “Diamond”) processes, markets and distributes culinary, in-shell and ingredient/food service nuts and snack products. The Company primarily obtains its walnuts from growers who are located in California, and through July 26, 2005, were members of Diamond Walnut Growers, Inc., a cooperative association. The Company obtains its other nuts from independent suppliers. Diamond sells products to approximately 900 customers, including over 150 international customers. In general, the Company sells directly to retailers, particularly large, national grocery store and club stores, mass merchandisers, and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores.
     The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2008 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition at April 30, 2009, and the results of the Company’s operations for the three and nine month periods ended April 30, 2009 and 2008 and cash flows for the nine month periods ended April 30, 2009 and 2008. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K. Operating results for the nine month period ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2009.
     Total comprehensive income was $2,650 and $18,846 for the three and nine month periods ended April 30, 2009 and $1,106 and $12,119 for the three and nine month periods ended April 30, 2008.
(2) Recent Accounting Pronouncements
     In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. FSP FAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact that FSP FAS 132(R)-1 will have on its consolidated financial statements.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. Upon adoption, a company is required to retrospectively adjust its EPS data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently evaluating the impact that FSP EITF 03-6-1 will have on its consolidated financial statements.
(3) Fair Value Measurements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosures that establish a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. In February 2008, the FASB issued FASB Staff Position No. 157-2, “The Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This includes fair value calculated in impairment assessments of goodwill, indefinite-lived intangible assets, and other long-lived assets.
     Effective August 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s results of operations, cash flows or financial position.
     In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP FAS 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP FAS 157-3 is effective immediately and did not have an impact on the Company upon adoption.
     The carrying value and estimated fair value of the Company’s financial instruments (interest rate swap asset) as of April 30, 2009 are $211.
     SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed based on the following criteria:
     Level 1: Quoted market prices in active markets for identical assets or liabilities
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
     Level 3: Unobservable inputs that are not corroborated by market data
     At April 30, 2009, the derivative interest rate swap fair value is a level 2 instrument.
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

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2009	2008	2009	2008
Average expected life, in years	6	4	6	5
Expected volatility	36.00%	32.00%	36.00%	31.20%
Risk-free interest rate	2.85%	3.16%	3.13%	3.74%
Dividend rate	0.72%	0.94%	0.71%	0.94%
     The following table summarizes stock option activity during the nine months ended April 30, 2009:

			Weighted average
		Weighted average	remaining	Aggregate intrinsic
	Number of Shares	exercise price per	contractual life (in	value (in
	(in thousands)	share	years)	thousands)
Outstanding at July 31, 2008	1,510	$17.74	—	$—
Granted	58	27.09	—	—
Exercised	(201)	18.01	—	—
Cancelled	(9)	17.02	—	—

Outstanding at April 30, 2009	1,358	18.10	6.6	11,191

Exerciseable at April 30, 2009	1,116	17.29	6.2	10,062
     The weighted average fair value per share of stock options granted during the three and nine month periods ended April 30, 2009 was $9.41 and $10.20, respectively. The weighted average fair value per share of stock options granted during the three and nine month periods ended April 30, 2008 was $5.13. The fair value per share of options vested during the three and nine month periods ended April 30, 2009 was $5.80 and $6.14, respectively. The fair value per share of options vested during the three and nine month periods ended April 30, 2008 was $5.37 and $5.70, respectively.
     Changes in the Company’s nonvested stock options during the nine month period ended April 30, 2009 are summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Nonvested at July 31, 2008	298	$6.74
Granted	58	10.20
Vested	(107)	6.14
Cancelled	(7)	5.79

Nonvested at April 30, 2009	242	7.86

     As of April 30, 2009, there was approximately $1.1 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of one year.
     Restricted Stock Awards: As of April 30, 2009, there were 353,586 shares of restricted stock outstanding. Restricted stock activity during the nine month period ended April 30, 2009 is summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Outstanding at July 31, 2008	332	$17.74
Granted	194	25.81
Vested	(95)	18.29
Cancelled	(77)	19.93

Outstanding at April 30, 2009	354	21.53

     The weighted average fair value per share of restricted stock granted during the nine month period ended April 30, 2009 was $25.81 (there was no restricted stock granted during the three month period ended April 30, 2009). The weighted average fair value per share of restricted stock granted during the three and nine month periods ended April 30, 2008 was $18.57 and $17.73, respectively. The fair value per share of restricted stock vested during the three and nine month periods ended April 30, 2009 was $18.29. The fair value per share of restricted stock vested during the three and nine month periods ended April 30, 2008 was $17.02 and $18.57, respectively.
     As of April 30, 2009, there was $6.1 million of unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of three years.
(5) Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.
     The computations for basic and diluted earnings per share are as follows:

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2009	2008	2009	2008
Net income	$2,700	$1,106	$19,540	$12,122
Weighted average common shares outstanding:
Basic	16,410	16,111	16,365	16,050
Effect of dilutive securities:
Options to purchase common stock	323	9	327	22

Diluted	16,733	16,120	16,692	16,072

Earnings Per Common Share (1):
Diluted	$0.16	$0.07	$1.17	$0.75
Basic	$0.16	$0.07	$1.19	$0.76

(1)	Certain computations may reflect rounding adjustments.
     Options to purchase 48,000 and 66,333 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $24.99 and $25.47 for the three and nine month periods ended April 30, 2009, respectively, and therefore their effect would be antidilutive. Options to purchase 182,761 and 201,222 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $18.85 and $19.02 for the three and nine month periods ended April 30, 2008, respectively, and therefore their effect would be antidilutive.

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
Pro Forma — Financial Information
     The following reflects the unaudited pro forma results of operations of the Company as if the acquisition had taken place at the beginning of fiscal year 2008:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Net sales	$111,010	$127,459	$470,633	$500,309
Net income	$2,700	$2,872	$21,973	$15,265
Diluted earnings per share	$0.16	$0.18	$1.32	$0.95
     The Company incurred a one-time debt termination fee of $2.6 million for the prepayment of the Senior Notes, which was replaced by the new Senior Credit Facility acquired to fund the purchase of the Pop Secret business. This amount was included in the above pro forma results of operations for the nine months ended April 30, 2008.

(7) Balance Sheet Items
     Inventories consisted of the following:

	April 30,	July 31,	April 30,
	2009	2008	2008
Raw materials and supplies	$57,821	$33,501	$71,508
Work in process	23,406	19,084	20,139
Finished goods	39,011	35,941	38,391

Total	$120,238	$88,526	$130,038

     In the three months ended April 30, 2009, the Company adjusted certain other inventoried input costs to reflect changing market conditions. Accordingly, cost of sales were reduced by approximately $9.6 million which included the impact on walnut sales recognized during the first and second quarters of fiscal year 2009. The impact of such adjustments to the Company’s inventory balance during the quarter ended April 30, 2009 was a reduction of $9.9 million. In the three months ended April 30, 2008, the Company made an adjustment to increase cost of sales of approximately $1.0 million for adjustments to inventoried costs recognized during the first and second quarters of fiscal year 2008.
     Accounts payable and accrued liabilities consisted of the following:

	April 30,	July 31,	April 30,
	2009	2008	2008
Accounts payable	$36,281	$21,848	$21,698
Accrued promotion	17,900	8,695	4,740
Accrued salaries and benefits	8,823	7,886	5,506
Other	1,126	3,822	1,947

Total	$64,130	$42,251	$33,891

(8) Intangible Assets and Goodwill
     Intangible assets and goodwill consisted of the following:

	April 30,	July 31,	April 30,
	2009	2008	2008
Goodwill	$77,916	$5,432	$5,432
Brand intangibles (not subject to amortization)	62,500	—	—
Intangible assets subject to amortization:
Customer contracts and related relationships	37,300	2,400	2,400
Trademarks and trade names	1,600	1,600	1,600

Total intangible assets subject to amortization	38,900	4,000	4,000

Total goodwill and intangible assets, gross	179,316	9,432	9,432

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(1,450)	(270)	(240)
Trademarks and trade names	(343)	(257)	(229)

Total amortization	(1,793)	(527)	(469)

Total goodwill and intangible assets, net	$177,523	$8,905	$8,963

     Identifiable intangible asset amortization will amount to approximately $1,979 annually in each of the five succeeding years and will approximate $495 for the remainder of fiscal year 2009.
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
     The Credit Facility consists of a $125 million revolving credit line and a $125 million term loan. At April 30, 2009, the $8.0 million reflected as “Revolving line of credit” on the accompanying balance sheet represents borrowings outstanding on the $125 million revolving credit line. The term loan amortizes at a rate of $10 million, $15 million, $20 million, $25 million and $55 million annually, in each of the five succeeding years (due quarterly, which commenced October 31, 2008). In addition, the Company is required to pay down the term loan at a faster rate in the event cash flows exceed certain specified levels. The interest rate for the entire Credit Facility is tied to LIBOR plus a credit spread linked to our leverage ratio. As of April 30, 2009 the interest rate was 2.82%.
     The Credit Facility subjects the Company to financial and other covenants (including a debt-to-EBITDA ratio) and certain customary events of default. As of April 30, 2009, July 31, 2008 and April 30, 2008, the Company was in compliance with all applicable financial covenants.
(10) Retirement Plans
     Diamond provides retiree medical benefits and sponsors two defined benefit pension plans. One of the defined benefit plans is a qualified plan covering all bargaining unit employees and the other is a nonqualified plan for certain salaried employees. A third plan covering all salaried employees was terminated in 2007. The amounts shown for pension benefits are combined amounts for all plans. Diamond uses an August 1 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Any employee who joined the Company after January 15, 1999 is not entitled to retiree medical benefits.
     Components of net periodic benefit cost for the three and nine month periods ended April 30 were as follows:

	Pension Benefits				Other Benefits
	Three Months ended		Nine Months ended		Three Months ended		Nine Months ended
	April 30,		April 30,		April 30,		April 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$60	$155	$356	$483	$25	$25	$77	$76
Interest cost	256	239	796	720	71	70	213	209
Expected return on plan assets	(264)	(286)	(794)	(860)	—	—	—	—
Amortization of prior service cost	6	7	20	20	—	—	—	—
Amortization of net loss / (gain)	2	1	28	4	(134)	(132)	(404)	(397)

Net periodic benefit cost / (income)	$60	$116	$406	$367	$(38)	$(37)	$(114)	$(112)

     The Company recognized defined contribution plan expenses of $134 and $391 for the three and nine month periods ended April 30, 2009 and $178 and $411 for the three and nine month periods ended April 30, 2008, respectively.

(11) Derivatives
     In the first quarter of fiscal year 2009, the Company entered into an interest rate swap agreement in accordance with Company policy to mitigate the impact of LIBOR based interest rate fluctuations on Company profitability. The swap agreement, with a total hedged notional of $47.5 million, was entered into to hedge future cash flows associated with a portion of the Company’s variable rate bank debt, which was used to finance the Pop Secret acquisition. On January 22, 2009, the company terminated this swap, which was set to mature on October 30, 2009. As a result of this swap termination, the Company realized a loss of approximately $695 to be amortized from other comprehensive income to interest expense through October 30, 2009, the original life of the swap.
     In the second quarter of fiscal year 2009, the Company entered into a new interest rate swap agreement in accordance with Company policy to mitigate the impact of LIBOR based interest rate fluctuations on Company profitability. The swap agreement, with a total hedged notional of $50 million, was entered into to hedge future cash flows associated with a portion of the Company’s variable rate bank debt, which was used to finance the Pop Secret acquisition. The Company accounts for derivative instruments and hedging activities in accordance with the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133. Management has designated the derivative as a hedge of the identified exposure. The Company has not entered into derivative instruments that do not qualify as cash flow hedges as described in SFAS No. 133 and SFAS No. 138. The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking the hedge. The Company tests the effectiveness of the hedging relationship both at the inception of the hedge and on an ongoing monthly basis. The Company records all derivatives on the balance sheet at fair market value (see Note 3). All effective changes in the fair value of the designated swap are recorded in comprehensive income (loss) and are released to interest income/expense on a monthly basis as the hedged debt payments are accrued. The impact of any ineffectiveness is recognized in interest income (loss) immediately. For the quarter ended April 30, 2009, the Company recognized comprehensive loss of $50 based on the change in fair value of the swap and there was no ineffectiveness recognized in income in the same period.
     Effective April 30, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material impact on the Company’s results of operations or financial condition. At April 30, 2009, the fair values of the Company’s outstanding derivative instruments are summarized below:

	Balance Sheet Location	Fair Value of Derivative Instruments
		(unaudited)
Liability Derivatives

Derivatives designated as hedging instruments under SFAS 133:
Interest rate contracts	Interest Payable	$4
Interest rate contracts	Other Current Liabilities	211
Interest rate contracts	Other Non-Current Liabilities	—

Total		$215

     The effect of derivative instruments in cash flow hedging relationship on income and other comprehensive income for the three months ended April 30, 2009 is summarized below:

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or	(Loss) Reclassified from	Reclassified from	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in Statement 133	(Loss) Recognized in	Accumulated OCI into	Accumulated OCI into	Recognized in Income on	Recognized in Income on
Cash Flow Hedging	OCI on Derivative	Income	Income	Derivative	Derivative
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
	2009		2009		2009
Interest rate contracts	$(151)	Interest Expense	$(101)	Interest Expense	$—

Total	$(151)		$(101)		$—

     The effect of derivative instruments in cash flow hedging relationship on income and other comprehensive income for the nine months ended April 30, 2009 is summarized below:

		Location of Gain or	Amount of Gain or (Loss)
	Amount of Gain or	(Loss) Reclassified from	Reclassified from	Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in Statement 133	(Loss) Recognized in	Accumulated OCI into	Accumulated OCI into	Recognized in Income on	Recognized in Income on
Cash Flow Hedging	OCI on Derivative	Income	Income	Derivative	Derivative
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)
	2009		2009		2009
Interest rate contracts	$(761)	Interest Expense	$(67)	Interest Expense	$—

Total	$(761)		$(67)		$—

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
     Our business is seasonal. For example, in both 2008 and 2007, we recognized 60% of our net sales for the full fiscal year in the first six months of the year. Demand for nut products, particularly in-shell nuts and to a lesser extent, culinary nuts, is highest during the months of October, November and December. We receive our principal raw material, walnuts, during the period from September to November and process it throughout the year. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last quarter of the calendar year. This seasonality also impacts capacity utilization at our facilities, which routinely operate at capacity for the last four months of the calendar year. Generally, we receive and pay for approximately 50% of the corn for popcorn in December, and the remaining 50% in May. Accordingly, the working capital requirement of popcorn is less seasonal than that of the tree nut product lines.

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
     Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the buyer, price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, introductory or slotting payments, coupons, promotion and marketing allowances. Customers have the right to return certain products. Product returns are estimated based upon historical results and are reflected as a reduction in net sales.
     Inventories. All inventories are accounted for on a lower of cost (first-in, first-out) or market basis.
     We have long-term Walnut Purchase Agreements with substantially all of our growers. Under these agreements, growers deliver their entire walnut crop to us during the Fall harvest season and we determine the purchase price for this inventory by March 31, or later, of the following year. This purchase price will be a price determined by us in good faith, taking into account market conditions, crop size, quality, and nut varieties, among other relevant factors. For the crop received in 2008, due to unusual global economic conditions, we determined a minimum purchase price for this inventory on March 31 and will make final payment in August. Since the ultimate price to be paid will be determined each March, or later, subsequent to receiving the walnut crop, we must make an estimate of this price for interim financial statements. Such estimates may subsequently change and the effect of the change could be significant. In the three months ended April 30, 2009, we adjusted certain other inventoried input costs to reflect changing market conditions. Accordingly, cost of sales were reduced by approximately $9.6 million which included the impact on walnut sales recognized during the first and second quarters of fiscal year 2009. The impact of such adjustments to our inventory balance during the quarter ended April 30, 2009 was a reduction of $9.9 million. In the three months ended April 30, 2008, we made an adjustment to increase cost of sales of approximately $1.0 million for adjustments to inventoried costs recognized during the first and second quarters of fiscal year 2008.
     Valuation of Long-lived, Intangible Assets and Goodwill. We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or more often if there are indications of possible impairment.
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
Results of Operations
     Net sales were $111.0 million and $457.1 million for the three and nine months ended April 30, 2009. Net sales were $100.0 million and $418.3 million for the three and nine months ended April 30, 2008. For the three months ended April 30, 2009, the increase in net sales was primarily due to increased snack sales, including sales related to our acquisition of Pop Secret in September 2008. For the nine months ended April 30, 2009, the increase in sales was primarily due to an increase in snack product sales, including sales related to our acquisition of Pop Secret in September 2008 and higher culinary pricing and volume.

Net sales by channel (in thousands):

	Three Months ended			Nine Months ended
	April 30,		% Change from	April 30,		% Change from
	2009	2008	2008 to 2009	2009	2008	2008 to 2009

North American Retail (1)	$90,975	$66,422	37.0%	$372,258	$291,139	27.9%
International	13,014	18,794	-30.8%	57,211	83,133	-31.2%
North American Ingredient/Food Service	6,526	14,221	-54.1%	25,732	42,106	-38.9%
Other	495	572	-13.5%	1,923	1,966	-2.2%

Total	$111,010	$100,009	11.0%	$457,124	$418,344	9.3%

(1)	North American Retail represents sales of our culinary, snack and in-shell nuts in North America.
     For the three months ended April 30, 2009, the increase in North American Retail sales resulted from higher sales of snack products (including Pop Secret), which increased by 108.3%. International sales declined primarily as a result of price deflation associated with lower input costs, and ingredient sales declined due to lower volume and price deflation associated with lower input costs. For the nine months ended April 30, 2009, the increase in North American Retail sales was primarily due to increased snack and culinary sales, which increased by 118.4% and 8.6%, respectively. This was offset in part by lower sales of in-shell products. International sales for the nine months ended April 30, 2009 decreased mainly due to lower volume and price deflation associated with lower input costs. Ingredient sales for the nine months ended April 30, 2009 decreased mainly due to lower volume.
Sales of walnuts, other nuts and popcorn products as a percentage of net sales were:

	Three Months ended		Nine Months ended
	April 30,		April 30,
	2009	2008	2009	2008

Walnuts	43.0%	60.4%	48.7%	61.1%
Other nuts and popcorn products	57.0%	39.6%	51.3%	38.9%

Total	100.0%	100.0%	100.0%	100.0%

     Sales to Wal-Mart Stores, Inc. represented approximately 22% and 21% of total net sales for the three and nine months ended April 30, 2009 compared to 24% and 22% of total net sales for the three and nine months ended April 30, 2008. Sales to Costco Wholesale Corporation represented approximately 16% and 15% of total net sales for the three and nine months ended April 30, 2009 compared to 16% and 12% for the three and nine months ended April 30, 2008.
     Gross profit. Gross profit as a percentage of net sales was 24.9% and 22.5% for the three and nine months ended April 30, 2009 compared to 17.3% and 16.6% for the three and nine months ended April 30, 2008. Gross profit for the three and nine months ended April 30, 2009 increased mainly due to favorable product mix, favorable impact of Pop Secret sales, favorable input costs and the result of cost efficiency initiatives. Input costs in the quarter ended April 30, 2009 were impacted by a $9.6 million net favorable change in inventoried costs. Input costs in the quarter ended April 30, 2008 were impacted by a $1.0 million net unfavorable change in inventoried costs.
     Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses as a percentage of net sales were 11.3% and 9.7% for the three and nine months ended April 30, 2009 compared to 9.9% and 7.6% for the three and nine months ended April 30, 2008. The increase in selling, general and administrative expenses for the three and nine months ended April 30, 2009 is primarily the result of work force additions and incremental operating expenses associated with the Pop Secret acquisition in September 2008.
     Advertising. Advertising expenses as a percentage of net sales were 8.1% and 4.6% for the three and nine months ended April 30, 2009 compared to 5.3% and 4.1% for the three and nine months ended April 30, 2008. The increase in advertising expenses for the three and nine months ended April 30, 2009 related principally to the production and airing of three new Emerald TV commercials and increased media spending associated with the Diamond, Emerald and Pop Secret brands.

     Interest expense. Interest expense as a percentage of net sales was 1.2% and 1.1% for the three and nine months ended April 30, 2009 compared to 0.2% for the three and nine months ended April 30, 2008. The increase was primarily attributable to the borrowings used to fund the Pop Secret acquisition.
     Income Taxes. The effective tax rate for the three and nine months ended April 30, 2009 was 43.3% and 38.1%, respectively. The higher effective tax rate in the quarter reflects the impact of discrete tax items. The effective tax rate for the three and nine months ended April 30, 2008 was 41.5% and 38.3%, respectively. Income tax expense for fiscal year 2009 is expected to be approximately 39% of pre-tax income before the impact of any discrete tax items.
Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     During the nine months ended April 30, 2009, cash generated from operating activities was $17.3 million compared to $3.3 million of cash used during the nine months ended April 30, 2008. The increase in cash from operating activities was primarily due to improved profitability and working capital management. Cash used in investing activities was $194.7 million in 2009 compared to $5.2 million in 2008. This change was mainly due to the acquisition of Pop Secret. Cash provided by financing activities was $104.7 million in 2009 compared to $0.4 million in 2008. The increase was primarily attributable to long-term borrowings used to fund the Pop Secret acquisition.
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
     The Credit Facility subjects us to financial and other covenants and certain customary events of default. As of April 30, 2009, July 31, 2008 and April 30, 2008, we were in compliance with all applicable financial covenants in our credit facilities.
     Working capital and stockholders’ equity were $46.5 million and $169.4 million at April 30, 2009 compared to $121.5 million and $146.2 million at July 31, 2008 and $117.3 million and $142.8 million at April 30, 2008. The decrease in working capital was due to the Pop Secret acquisition and, in part, to seasonal factors.
     We believe our cash and cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our Credit Facility, will be sufficient to fund our contractual commitments, repay obligations as required, and fund our operational requirements for at least the next twelve months.

Contractual Obligations and Commitments
     Contractual obligations and commitments at April 30, 2009 are as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year (d)	Years	Years	5 Years
Revolving line of credit	$8.0	$—	$8.0	$—	$—
Long-term obligations	117.7	2.5	47.7	67.5	—
Interest on long-term obligations (a)	6.6	0.6	4.8	1.2	—
Operating leases	11.4	0.6	5.3	3.1	2.4
Purchase commitments (b)	1.2	1.2	—	—	—
Other long-term liabilities (c)	6.9	0.1	0.5	0.6	5.7

Total	$151.8	$5.0	$66.3	$72.4	$8.1

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of April 30, 2009.

(b)	Commitments to purchase equipment. Excludes purchase commitments under Walnut and Corn Purchase Agreements.

(c)	Excludes $0.6 million in deferred rent liabilities, $0.1 million of non-current FIN 48 tax liabilities and $0.1 million of other non-current liabilities.

(d)	Represents obligations and commitments for the remaining three months of fiscal year 2009.
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
     In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial and Administrative Officer, based upon their evaluation as of April 30, 2009, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective.
     As of April 30, 2009, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We acquired the Pop Secret popcorn business on September 15, 2008 for $190 million, which represented approximately 30% of our total assets at the date of acquisition. Since this acquisition occurred in September 2008, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Pop Secret, as permitted for recently acquired businesses. However, our assessment of internal control over financial reporting as of July 31, 2009 will include Pop Secret.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following are details of repurchases of common stock during the three months ended April 30, 2009:

			Total number of	Approximate Dollar
	Total number	Average price	shares repurchased as	value of shares
	of shares	paid per	part of publicly	that may yet be purchased
Period	repurchased (1)	share	announced plans	under the plans

Repurchases from February 1 - February 28, 2009	420	$25.21	—	$—
Repurchases from March 1 - March 31, 2009	4,281	$21.08	—	$—
Repurchases from April 1 - April 30, 2009	144	$28.02	—	$—

Total	4,845	$21.65	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.

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

DIAMOND FOODS, INC.
Date: May 27, 2009	By:	/s/ Steven M. Neil
Steven M. Neil
Chief Financial and Administrative Officer and duly authorized officer