Form 10-K
period 2009-07-31
Diamond Foods Inc
filed 2009-09-30
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☑
     As of January 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $391,366,667 based on the closing sale price as reported on the NASDAQ Stock Market. As of August 31, 2009, there were 16,531,852 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
     Our forward-looking statements include the discussion under “Business — Our Strategy” and discussions of trends and anticipated developments under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. These forward-looking statements also involve many risks and uncertainties that could cause actual results to differ from our expectations in material ways. Please refer to the risks and uncertainties discussed in the section titled “Risk Factors.” You also should carefully consider other cautionary statements elsewhere in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed by us during our 2010 fiscal year. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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
     We are a branded food company specializing in processing, marketing and distributing culinary, in-shell, ingredient nuts and snack products. Our company was founded in 1912 and has a strong heritage in the in-shell and culinary markets under the Diamond of California® brand. We intend to expand our existing business, and to continue to introduce new higher-value branded products in our culinary and snack product lines, including snack products marketed under our Emerald® and Pop Secret® brand names. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries.
     We have four product lines:
•	Culinary. We sell culinary nuts under the Diamond of California brand in grocery store center aisles and produce aisles and through mass merchandisers and club stores. Culinary nuts are marketed to individuals who prepare meals or baked goods at home and who value fresh, high-quality products.

•	Snack. We sell snack products under the Emerald and Pop Secret brands. These products, which include roasted, glazed and flavored nuts, trail mixes, seeds, dried fruit and similar offerings packaged in innovative resealable containers, are typically available in grocery store snack and produce aisles, mass merchandisers, club stores, convenience stores, drug stores and other places where snacks are sold. In September 2008, we expanded our snack product line with the acquisition of the Pop Secret microwave popcorn product line from General Mills, Inc. Microwave popcorn products are offered in a variety of traditional flavors, as well as a “better-for-you” product offering featuring 100-calorie packs and are typically available in grocery store snack aisles.

•	In-shell. We sell in-shell nuts under the Diamond of California brand, primarily during the winter holiday season. These products are typically available in grocery store produce sections, mass merchandisers and club stores.

•	Ingredient/Food Service. We market ingredient and food service nuts under the Diamond of California brand to food processors, restaurants, bakeries and food service companies and their suppliers. Our institutional and industrial customers use our standard or customer-specified products to add flavor and enhance nutritional value and texture in their product offerings.
     Our net sales were as follows (in millions):

	Year Ended July 31, 2009			Year Ended July 31, 2008			Year Ended July 31, 2007
	North	Inter-		North	Inter-		North	Inter-
	America	national	Total	America	national	Total	America	national	Total

Culinary	$241.9	$4.6	$246.5	$239.9	$8.5	$248.4	$207.0	$9.0	$216.0
Snack	188.9	—	188.9	88.6	—	88.6	79.6	—	79.6
In-shell	34.3	33.3	67.6	41.9	45.1	87.0	46.5	34.7	81.2

Total retail	465.1	37.9	503.0	370.4	53.6	424.0	333.1	43.7	376.8
Ingredient/Food Service	34.5	31.0	65.5	56.9	48.0	104.9	73.9	69.1	143.0
Other	2.4	—	2.4	2.6	—	2.6	2.8	—	2.8

Total	$502.0	$68.9	$570.9	$429.9	$101.6	$531.5	$409.8	$112.8	$522.6

     Sales to Wal-Mart Stores, Inc. accounted for approximately 21%, 22% and 19% of our net sales for the years ended July 31, 2009, 2008 and 2007, respectively. Sales to Costco Wholesale Corporation accounted for 13%, 13% and 10% of our net sales for the years ended July 31, 2009, 2008 and 2007, respectively. No other single customer accounted for more than 10% of our net sales.
     Our disclosure reports that we file with the SEC are available free of charge on the Investor Relations page of our website, www.diamondfoods.com.
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
     Increase market share in the snack industry. We plan to promote our broad line of snack products by aggressively investing in creative advertising, marketing and promotional programs. We believe our continued investments in national advertising campaigns will help differentiate our products and improve our competitive position. National consolidation of retailers has created a need for distribution efficiencies, such as fewer stock keeping units or SKUs, conservation of warehouse space, supply chain support, and national merchandising. We believe we are capable of providing efficiencies of this nature. We intend to gain additional market share in the snack market by exploiting our national brand and distribution systems and by cross promoting our nut and popcorn products.
     Improve margins. We intend to increase our margins through shifting product mix, investing in capital improvements, leveraging operating expenses and other cost reduction activities. We expect a greater proportion of our sales in the future to be represented by higher-margin products. We plan to invest capital for projects that lower our costs. We intend to examine the location and function of our processing, storage and distribution facilities and optimize the utilization of these assets. We are also investing in additional processing and packaging equipment. We expect that these investments will increase our production flexibility, enabling us to serve our customers better and improve our margins.
     Expand and improve our position in distribution channels. We plan to expand in existing sales channels, such as mass merchandisers and club stores, and introduce our snack products in new distribution channels, particularly in the drug store and convenience store channels. We believe these outlets represent excellent growth opportunities for our snack products because sales in these channels are generally growing faster than traditional grocery stores. We plan to leverage our existing supply chain management capabilities to cost-effectively distribute our products through these new channels.

     Pursue external growth opportunities. In order to maintain and grow our market share in the culinary aisle and expand our presence in the snack industry, we may make additional strategic acquisitions, enter into strategic alliances or pursue other external growth opportunities. In particular, we intend to identify opportunities that will allow us to:
•	introduce new products that are complementary to our existing product lines and can be marketed through our existing production and distribution systems;

•	build the value of our brands; and

•	enhance or leverage our processing and distribution capabilities to lower our costs.
Principal Products
     We market and sell the following products:

Category		Products		Product Features
Culinary	•	Shelled nuts	•	Whole, sliced, slivered, chopped and ground nuts

	•	Pegboard nuts	•	Recipe ready packages ranging from 2.25-ounce to 4.0-ounce sizes

	•	Glazed nuts	•	Patented glazing process combined with unique flavors

	•	Harvest Reserve Premium nuts	•	Premium specialty nuts sold in resealable bags

Snack	•	Glazed nuts	•	Patented glazing process combined with unique flavors

	•	Mixed nuts	•	Package sizes ranging from 2.5-ounce to 38-ounce in foil bags, canisters, and Polyethylene Terephthalate (PET) Jugs

	•	Roasted nuts	•	Innovative canisters designed to be portable with a lid measuring one serving of 1.5-ounces of nuts

	•	Trail mix	•	Unique blends and nutritionally dense products

	•	Natural snack products for the produce aisle	•	Four segments for produce snacks: nuts and seeds; trail/snack mixes; dried fruits; sweet snacks

	•	Microwave popcorn	•	Packaged in 3 count, 6 count, snack (100-calorie) and larger count sizes in traditional butter flavorings, reduced fat and other flavorings

In-shell	•	Various uncracked nuts, cleaned and/or polished	•	Packaged in clear visible bags, mesh bags and bulk display units

	•	Mixed nuts	•	Various package sizes ranging from one-pound bags to 25-kilogram sacks, with nut sizes ranging from baby to jumbo

Ingredient/Food Service	•	Shelled and processed nuts	•	Whole, sliced, chopped, diced and ground nuts

	•	Custom-processed nuts	•	Food processor product of uniform size and consistent color

	•	Glazed nuts	•	Various large package sizes (ranging from 2 pounds to 30 pounds) tailored for business usage

			•	Flexible processing and packaging operations
     In September 2008, we acquired the Pop Secret microwave popcorn product line. This acquisition broadened our product offerings in the retail snack aisle and offers the opportunity to increase sales, marketing and promotional impact and efficiency while leveraging our existing supply chain infrastructure.

     We offer our products in an array of packages to meet different market needs. We sell our culinary nut products in packages that are smaller and more convenient to use than our traditional one-pound packages, and have broadened their appeal and differentiated them from our competitors’ products. Our snack nut products are sold in various “on-the-go” package styles, including resealable foil bags and resealable plastic containers. For example, we offer Emerald snack products in immediate consumption packages (2.25-ounce to 2.5-ounce) designed primarily for convenience store sales. We also offer snack products in 20-ounce to 38-ounce PET containers and bags for the club channel. With colorful, eye-catching labels and ergonomically designed, lightweight canisters, our products look and feel different than our competitors’ products, which have traditionally been marketed with understated labels in heavy glass or composite canisters. We offer microwave popcorn products in various package sizes, including 100-calorie snack size.
Marketing
     We believe that our marketing efforts are fundamental to the success of our business. Advertising expenses were $28.8 million in 2009, $20.5 million in 2008 and $20.4 million in 2007. We develop marketing strategies specific to each product line. Our marketing efforts are focused on building brand awareness, attracting new consumers and increasing consumption. In order to maintain good customer relationships, these efforts are designed to establish a premium value proposition to minimize the impact on our customers’ private label sales. Marketing to ingredient/food service customers is focused on trade-oriented activities.
     Our consumer-targeted marketing campaigns include television, print and on-line advertisements, coupons, co-marketing arrangements with complementary consumer product companies, and cooperative advertising with select retail customers. Our television advertising airs on national network and cable channels and often features key sport venues suited to our product demographic. We design and provide point-of-purchase displays for use by our retail customers. These displays and other shelving and pegboard displays, help ensure that our products are promoted in a consistent, eye-catching manner. They also enable us to make our products available for sale in multiple locations in a store, often outside of the baking and snack aisles, thus increasing impulse purchase opportunities. Our public relations and event sponsorship efforts are an important component of our overall marketing and brand awareness strategy. Our public relations efforts include distribution of free consumer publications designed to educate consumers about diet and health, in addition to the convenience and versatility of nuts as both a snack and recipe ingredient. We also conduct news media outreach programs and use our websites for product promotion and consumer entertainment. We offer samples and reach out to active lifestyle consumers by sponsoring events such as marathons, other running events, and a nationally televised college football bowl game, the Emerald Bowl.
     Promotional activities associated with our ingredient/food service products include attending regional and national trade shows, trade publication advertising, and customer-specific marketing efforts. These promotional efforts highlight our commitment to quality assurance, our processing and storage capabilities, and product customization. We enter into co-branding arrangements with customers, such as McDonalds, Necco Candy and Old Colony Baking, where the producer of another branded product indicates on the package that Diamond of California brand products are an ingredient.
Sales and Distribution
     We market our consumer products through our sales personnel directly to large national grocery, mass merchandiser, club, convenience stores and drug store chains. Our sales department also oversees our broker network, which we rationalized in 2009. Our previous network consisted of over 170 independent brokers and distributors. We have consolidated our brokerage network into two primary brokerage operations.
     We distribute our products from our California, Alabama and Indiana production facilities, and from leased warehouse and distribution facilities located in California, Georgia, Illinois, Indiana, New Jersey, Wisconsin and Canada. Our sales administration and logistics department manages the administration and fulfillment of customer orders. The majority of our products are shipped from our production, warehouse and distribution facilities by contract and common carriers. For a five-month transition period, General Mills, Inc. distributed our popcorn products from its warehouse and distribution facilities by contract and common carriers.
Product Development and Production
     We develop our products through an arrangement with Mattson & Company, an independent food product development firm. This arrangement enables us to use top-quality talent to develop innovative products quickly, particularly for our snack product lines, while minimizing product development costs. Our management team works closely with Mattson & Company throughout all phases of new product development.
     Once new products have been identified and developed, our internal production staff manages the process from inception to large-scale production and is responsible for consistently delivering high-quality products to market. We process and package most of our nut products at our Stockton, California, Robertsdale, Alabama, and Fishers, Indiana facilities; our popcorn products are primarily processed and packaged in our Van Buren, Indiana facility under a third party co-pack arrangement. Periodically, we may use third parties to process and package a portion of our nut products when warranted by demand requirements.
Competition
     We operate in a highly competitive environment. Our products compete against food products sold by many regional and national companies, some of which are larger and have substantially greater resources than Diamond. We believe that additional competitors will enter the snack nut market as large food companies begin to offer products that directly compete with our snack nut offerings. We also compete for shelf space of retail grocers, convenience stores, drug stores, mass merchandisers and club stores. As these retailers consolidate, the number of customers and potential customers declines and their purchasing power increases. As a result, there is greater pressure to manage distribution capabilities in ways that increase efficiency for these large retailers, especially on a national scale. In general, competition in our markets is based on product quality, price, brand recognition and loyalty. The combination of the strength of our brands, our product quality and differentiation, as well as our broad channel distribution enables us to compete effectively in each of these categories. Our principal competitors are national nut distributors (such as Planters), nut processors, national popcorn distributors (such as Orville Redenbacher’s), and regional and international food suppliers.
Raw Materials and Supplies
     We obtain nuts from domestic and international sources. We currently obtain our walnuts from growers located in California that have entered into long-term supply contracts with us. We purchase our other nut requirements from domestic and international processors on the open market. During 2009, all of the walnuts, peanuts, corn and almonds we obtained were grown in the United States. Most of our supply of hazelnuts and pecans were grown in the United States. We import Brazil nuts from the Amazon basin, cashew nuts from India, Africa, Brazil and Southeast Asia, hazelnuts from Turkey, pecans from Mexico, and pine nuts from China. We obtain corn from our primary third party co-packer, with additional sourcing capabilities, if needed, from Argentina.
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
Trademarks and Patents
     We market our products primarily under the Diamond, Emerald and Pop Secret brands, each of which are registered as trademarks with the U.S. Patent and Trademark Office, as well as in various other jurisdictions. Our agreement with Blue Diamond Growers limits our use of the Diamond brand in connection with our marketing of snack nut products, but preserves our exclusive use of our Diamond brand for all culinary and in-shell nut products. We also own two U.S. patents of various durations related to nut processing methods and 26 U.S. patents acquired from General Mills of various durations related to popcorn pouches, flavoring and microwave technologies. While these patents are an important element of our success, our business as a whole is not materially dependent on them. We expect to continue to renew for the foreseeable future those trademarks that are important to our business.
Seasonality
     We experience seasonality in our business. Demand for our in-shell and culinary products is highest during the months of October, November and December. We purchase walnuts, pecans and almonds, our principal nut raw materials, between August and February, and process them throughout the year until the following harvest. As a result of this seasonality, our personnel, working capital requirements and inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California and Fishers, Indiana facilities associated with the annual walnut harvest during this period.
Employees
     As of July 31, 2009, we had 855 full-time employees consisting of 620 production and distribution employees, 204 corporate staff employees, and 31 sales and marketing employees. Our labor requirements typically peak during the last quarter of the calendar year, when we generally use temporary labor to supplement our full-time work force. Our production and distribution employees in the Stockton, California plant are members of the International Brotherhood of Teamsters. In 2005, we entered into a five-year collective bargaining agreement with these employees that expires in March 2010. We consider relations with our employees to be good.
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
     The availability, size, quality and cost of raw materials for the production of our products, including walnuts, pecans, peanuts, cashews, almonds, other nuts, corn, ingredients and processing oils are subject to risks inherent to farming, such as crop size, quality, and yield fluctuations caused by poor weather and growing conditions, pest and disease problems, and other factors beyond our control. Nut and corn market prices fluctuate based on supply and demand. If the supply of nuts does not expand to meet any increases in demand, our costs will continue to increase. Corn prices have risen in the last several years as demand for corn has increased, including corn utilized for ethanol production. Since the price we pay for popcorn is based in part on the futures price of Number 2 Yellow Corn, if corn supply does not expand to meet demand, our costs for popcorn will increase. Supply shortages and resulting price increases could adversely impact our profitability. High prices might dampen growth of consumer demand for nuts and popcorn. Currently, we do not hedge against changes in nut or corn commodity prices. Because walnuts currently represent approximately 47% of our net sales, we are particularly vulnerable to crop disasters or other events that could cause significant fluctuations in the availability and cost of walnuts.
     We receive our walnut crop each Fall pursuant to walnut purchase agreements that we enter into directly with growers, and process and sell the crop over the next 12 to 15 months. The agreements with growers are output contracts that require growers to supply, and Diamond to purchase, all walnuts from the orchards specified in the agreement. As a result, we start each Fall with a large inventory of walnuts, which diminishes as we process and sell the crop. If there is a decline in the market price of walnuts, a significant portion of our inventories could decline in value, and this might result in a write-down of inventory. Our inventories of other nuts are also substantial. Any write-down of inventory would adversely impact our operating results. To the extent growers under contract produce more walnuts than we anticipate, we would still be required to purchase the entire output, which could lead to an over supply situation in which we may be forced to carry more inventory than we can profitably sell. Similarly, if growers under contract produce fewer walnuts than we anticipate, or if a significant number of growers decide not to renew their contracts as they expire, our supply of walnuts would decline, which would constrain the amount of raw materials we have to process and sell.
     The principal co-packer for our popcorn products acquires raw popcorn on our behalf, directly from farmers, to meet our annual supply needs that we estimate in advance of the harvest. If we underestimate the amount of popcorn we will need, then we may have less product available to sell, which could reduce potential sales revenues. If we overestimate our anticipated needs, we may be forced to carry more inventory than we can profitably sell, which would adversely impact our operating results. The price we pay for popcorn is based in part on the Number 2 Yellow Corn futures price quoted on the Chicago Board of Trade for a time and date of our choosing. If we do not optimize the time at which we establish the price of popcorn and as a result pay a higher price than we planned, our margins and profitability may decline.

We face intense competition from national and regional competitors and snack food industry competitors that could negatively affect our results of operations.
     We operate in a highly competitive environment. In general, competition in our markets is based on product quality, price, brand recognition and brand loyalty. Our products compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources. We also compete for shelf space in retail grocery, convenience, drug, mass merchandiser and club stores. As these retailers consolidate, the number of customers and potential customers declines and the purchasing power of the consolidated retailers increases. As a result, there is also greater pressure to manage distribution capabilities in ways that increase efficiency for these large retailers, especially on a national scale. Our competitors with greater resources may be in a better position to meet these requirements. If we cannot improve our national distribution capabilities, we might not be able to compete effectively and our sales may decline.
     We compete in the highly competitive snack food industry with our Emerald and Pop Secret brands. Some channels through which we sell our Emerald and Pop Secret products, such as drug and convenience stores, are different than those that we typically use for culinary and in-shell products, and we have less experience in these channels than our competitors. Furthermore, to compete in other channels, such as club stores, the sales cycle can be extended one year or longer and may require displacing incumbent vendors who have longer relationships with the buyers. Our principal competitors in the snack industry have substantial financial, marketing and other resources. If our competitors lower their prices or increase their promotional spending, or we are unable to compete effectively, our growth opportunities, margins and profitability may decline. Additionally, if we are not successful in increasing snack sales and lowering unit costs, we may not be able to increase our profitability.
Sales to our top customer represented approximately 21% of our net sales. The loss of any major customer could adversely impact our business.
     We depend on a few significant customers for a large proportion of our net sales. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to Wal-Mart Stores, Inc. represented approximately 21% of total net sales for the year ended July 31, 2009. Sales to Costco Wholesale Corporation represented 13% of total net sales for the year ended July 31, 2009. The loss of these, or any other significant customer, or a material decrease in their purchases from us, could result in decreased sales and adversely impact our net income.
Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate and our annual performance will depend largely on results from two quarters.
     Our business is highly seasonal, reflecting the general pattern of peak consumer demand for nut products during the months of October, November and December. Typically, a substantial portion of our revenues are earned during our first and second fiscal quarters. We generally experience lower revenues during our third and fourth fiscal quarters and in the future may incur losses in these quarters. Sales in the first and second fiscal quarters accounted for approximately 61% of our revenues for the year ended July 31, 2009. If sales in these quarters are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results.
We could be required to conduct product recalls; concerns with the safety and quality of food products could harm our sales or cause consumers to avoid our products.
     We face risks associated with product liability claims and product recalls if our products cause injury, or become adulterated, mislabeled or misbranded. Our products may be subject to product tampering and to contamination risks, such as mold, bacteria, insects and other pests, shell fragments, cross-contamination and off-flavor contamination. If any of our products were to be tampered with, or become tainted in any of these respects and we were unable to detect this prior to shipment, our products could be subject to a recall. Our ability to sell products could be reduced if governmental agencies conclude that our products have been tampered with, or that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. A significant product recall could cause our products to be unavailable for a period of time and reduce our sales. Adverse publicity could result in a loss of consumer confidence in our products and also reduce our sales. Product liability claims and product recalls could increase our expenses and have a material adverse effect on demand for our products and, consequently, reduce our sales, net income and liquidity.

We depend on our key personnel and if we lose the services of any of these individuals, or fail to attract and retain additional key personnel, we may not be able to implement our business strategy or operate our business effectively.
     Our future success largely depends on the contributions of our senior management team. We believe that these individuals’ expertise and knowledge about our industry and their respective fields are critical factors to our continued growth and success. We do not carry key person insurance. The loss of the services of any member of our senior management team could have a material adverse effect on our business and prospects. Our success also depends upon our ability to attract and retain additional qualified marketing, technical and other personnel.
We recently acquired a microwave popcorn product line, and it is difficult to determine what the impact of that acquisition on our financial results will be.
     We completed our acquisition of assets relating to the Pop Secret microwave popcorn brand on September 15, 2008, so as of yet we have little operating history on which to base an evaluation of our combined business and prospects. In addition, we may experience difficulties integrating the products, technologies and operations of the acquired product line with the rest of our business. Our future success in microwave popcorn will depend on many factors, including factors that are not under our control, such as:
•	our ability to successfully market, promote and provide consumer support for our microwave popcorn products;

•	growth in demand for microwave popcorn products and the degree of competition from other companies that sell microwave popcorn;

•	our management of the additional financial commitments resulting from our incurrence of debt to finance the acquisition;

•	our management of commodity risks associated with sourcing the raw materials for Pop Secret products.
The acquisition of other product lines or businesses could pose risks to our profitability.
     We intend to review acquisition prospects that we believe could complement our existing business. Any such future acquisitions could result in accounting charges, potentially dilutive issuances of stock, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail many risks, including difficulties integrating the acquired operations, diversion of management attention during the negotiation and integration phases, uncertainty entering markets in which we have limited prior experience, and potential loss of key employees of acquired organizations. We may be unable to integrate acquired product lines or businesses, or businesses that might be acquired in the future, which could have a material adverse effect on our business and on the market price of our common stock.
Changes in the food industry, including changing dietary trends and consumer preferences, could reduce demand for our products.
     Consumer tastes can change rapidly due to many factors, including shifting consumer preferences, dietary trends and purchasing patterns. Our growth is largely dependent on the snack industry, where consumer preferences are particularly unpredictable. To address consumer preferences, we invest significant resources in research and development of new products. If we fail to anticipate, identify or react to consumer trends, or if new products we develop do not achieve acceptance by retailers or consumers, demand for our products could decline, which would in turn cause our revenue and profitability to be lower.
Developments in the walnut industry could threaten our position in the industry.
     Advances in walnut shelling and processing equipment have recently made it possible for large growers with consistent supplies of easy-to-crack varieties of walnuts to shell their own walnuts and compete directly with us in the ingredient products supply channel. In the future, these growers could have lower processing costs than we do. In addition, other walnut handlers compete with us to recruit growers to gain access to the walnut crop, and their success could impact our supply of raw walnut material. In order to compete effectively in our markets, we will need to develop strategies for responding to these developments. If we are unable to respond effectively to this change, our sales and profits could be impaired.

Bioterrorism legislation could disrupt our supply of imported nuts.
     The Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which we refer to as the Bioterrorism Act, includes provisions designed to help guard against the threat of bioterrorism, including new authority for the Secretary of Health and Human Services to take action to protect the nation’s food supply against the threat of intentional contamination. The U.S. Food and Drug Administration, or FDA, is responsible for developing and implementing these food safety measures. Uncertainty about the content of these new rules makes it difficult for us to predict what impact they might have on our business. The actions that may be taken by the FDA under the Bioterrorism Act and related rules may limit availability of cashews, Brazil nuts and pine nuts, or increase prices. In addition, the Bioterrorism Act and related rules may also result in higher costs for plant security and product safety, and create additional costs associated with the new regulatory requirements. If we are unable to pass these higher costs on to our customers, our results of operations and financial condition may be adversely affected.
Government regulation could increase our costs of production and increase our legal and regulatory expenditures.
     We are subject to extensive regulation by government agencies. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, distribution and labeling of our products. We are also subject to environmental regulations governing the discharge of air emissions, water and food waste, and the generation, handling, storage, transportation, treatment and disposal of waste materials. New or amended statutes and regulations, increased production at our existing facilities, and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits and could require us to change our methods of operations at costs that could be substantial. For example, we currently fumigate walnuts with methyl bromide to control pest infestations during the transport and storage of walnuts. A recent amendment to the Clean Air Act requires the use of methyl bromide for pest control to be phased out. We have obtained a temporary exemption from the phase out of methyl bromide, but we may not be able to maintain the exemption in the future. The currently available alternatives to methyl bromide are more expensive than methyl bromide and are less effective at controlling pest infestations. As a result, if we are unable to continue to use methyl bromide, our costs would increase, shipments of our products could be delayed and we may suffer pest infestations that could harm the nuts we use in our products. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, all of which could have a material adverse effect on our business.
The current global economic downturn and capital and credit market crisis may materially and adversely affect our business, financial condition and results of operations.
     Unfavorable economic conditions, including the impact of recessions in the United States and throughout the world, may negatively affect our business and financial results. These economic conditions could negatively impact (i) consumer demand for our products, (ii) the mix of our products’ sales, (iii) our ability to collect accounts receivable on a timely basis, (iv) the ability of suppliers to provide the materials required in our operations and (v) our ability to obtain financing or to otherwise access the capital markets. The strength of the U.S. dollar versus other world currencies could result in increased competition from imported products and decreased sales to our international customers. A prolonged recession could result in decreased revenue, margins and earnings. Additionally, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. The occurrence of any of these risks could materially and adversely affect our business, financial condition and results of operations.
We are subject to risks of doing business internationally.
     We conduct a substantial amount of business with vendors and customers located outside the United States. During 2009, sales outside the United States, primarily in South Korea, Germany, Japan, Netherlands, Spain, Turkey and Italy accounted for approximately 15% of our net sales. Our international operations are subject to a number of inherent risks, including:
•	local economic and political conditions, including disruptions in trading markets;
•	restrictive foreign governmental actions, including restrictions on transfers of funds, and trade protection measures, including export duties and quotas and customs duties and tariffs;

•	changes in legal or regulatory requirements affecting foreign investment, loans, taxes, imports and exports;

•	currency exchange rate fluctuations which, depending upon the nature of the changes, may make our finished products more expensive compared to foreign grown products or may increase our cost of obtaining foreign-sourced raw materials; and

•	earthquakes, tsunamis, floods or other major disasters may limit the supply of nuts that we purchase abroad.
Any of these international business risks could have a material and adverse effect on our operating results.
Increased costs associated with product processing and transportation, such as water, electricity, natural gas and fuel, could increase our expenses and reduce our profitability.
     We require a substantial amount of energy and water to process our products. Also, transportation costs represent a significant portion of the cost of our products, as we deliver our products and receive our raw materials via third party truck and rail companies. The price of energy, water, and transportation such as fuel prices and labor costs, fluctuate significantly over time. We may not be able to pass on increased costs of production or transportation to our customers. In addition, from time to time, transportation service providers have a backlog of shipping requests, which could impact our ability to ship products in a timely fashion. Increases in the cost of water, electricity, natural gas, fuel or labor, and failure to ship products on time, could substantially harm our business and results of operations.
A disruption at any of our production facilities would significantly decrease production, which could increase our cost of sales and reduce our net sales and income from operations.
     A temporary or extended interruption in operations at any of our facilities, including those at our primary popcorn co-packer, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to write off inventory and to lose sales. These risks to our business are particularly acute with respect to our Stockton, California and Van Buren, Indiana facilities, where we produced products accounting for over 90% of our net sales for 2009. Further, current and potential customers might not purchase our products if they perceive our lack of an alternate manufacturing facility to be a risk to their continuing source of products.
Our business could be negatively impacted if we fail to maintain satisfactory labor relations.
     The success of our business depends substantially upon our ability to maintain satisfactory relations with our employees. The production and distribution employees working in our Stockton, California plant, who represent approximately 73% of our year-round work force, are members of the International Brotherhood of Teamsters. If a work stoppage or slow down were to occur under our collective bargaining agreement, in connection with the negotiation of a new contract in March 2010 or otherwise, it could adversely affect our business and disrupt our operations.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We own our facility located on 70 acres in Stockton, California. This facility consists of approximately 635,000 square feet of office and production space and 120,000 square feet of refrigerated storage space. We lease office space in San Francisco, California. The three other production facilities are located in Robertsdale, Alabama, Fishers, Indiana and Van Buren, Indiana. The Robertsdale facility is owned by us. It consists of approximately 55,000 square feet of office and production space and 15,000 square feet of refrigerated storage space. The Fishers facility is leased and consists of approximately 117,000 square feet of office and production space and 60,000 square feet of warehouse/storage space. The leases on the Fishers facility are non-cancellable operating leases which expire in 2015 and 2019. We own the Van Buren facility, in which a co-packer manufactures our popcorn products, which is approximately 40,000 square feet and is located on the co-packer’s manufacturing campus. Finally, we lease warehousing facilities in California, Georgia, Illinois, Indiana, New Jersey, Wisconsin and Canada.

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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock began trading on the NASDAQ National Market on July 21, 2005 under the symbol “DMND.” Prior to that date, there was not a public market for our common stock. On July 3, 2006, our common stock began to trade as a Global Select security on the NASDAQ Stock Market LLC. The following table sets forth for the periods indicated the high and low sales prices of our common stock on the NASDAQ Stock Market and quarterly cash dividends declared on common shares:

			Dividends
	High	Low	Declared
Year Ended July 31, 2009:
Fourth Quarter	$30.39	$22.67	$0.045
Third Quarter	$29.25	$19.85	$0.045
Second Quarter	$31.94	$18.39	$0.045
First Quarter	$32.14	$23.50	$0.045
Year Ended July 31, 2008:
Fourth Quarter	$27.15	$19.50	$0.045
Third Quarter	$21.79	$15.94	$0.045
Second Quarter	$22.68	$15.83	$0.045
First Quarter	$22.42	$15.28	$0.045
     Certain of our credit agreements specify limitations on the amount of dividends that may be declared or paid in a fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
     As of August 31, 2009, we had approximately 1,108 holders of record of our common stock, although we believe that there are a larger number of beneficial owners.

     The following are details of repurchases of common stock during the three months ended July 31, 2009:

			Total number of	Approximate Dollar
	Total number	Average price	shares repurchased as	value of shares
	of shares	paid per	part of publicly	that may yet be purchased
Period	repurchased (1)	share	announced plans	under the plans

Repurchases from May 1 through May 31, 2009	3,269	$27.20	—	—

Repurchases from June 1 through June 30, 2009	2,718	$27.24	—	—

Repurchases from July 1 through July 31, 2009	140	$25.39	—	—

Total	6,127	$27.18	—	—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for our agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.
Item 6. Selected Financial Data
     The following table sets forth selected financial data for each of the fiscal years in the five year period ended July 31, 2009:

	Year Ended July 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share information)
Statements of operations/Net proceeds data (2005) (1):
Net sales	$570,940	$531,492	$522,585	$477,205	$462,548
Patronage inventory at beginning of period	—	—	—	—	(101,403)
Patronage inventory at end of period	—	—	—	—	67,152

Total net sales/Gross marketing pool proceeds (2005)	570,940	531,492	522,585	477,205	428,297
Total cost of sales	435,344	443,490	443,945	411,809	191,387

Gross profit/Proceeds before operating expenses (2005)	135,596	88,002	78,640	65,396	236,910
Operating expenses:
Selling, general and administrative	60,971	43,613	42,541	37,046	33,188
Advertising	28,785	20,508	20,445	17,977	22,153
Restructuring and other costs, net	—	—	(15)	3,442	—
Loss on termination of defined benefit plan	—	—	3,054	—	—

Total operating expenses	89,756	64,121	66,025	58,465	55,341

Income from operations/Operating proceeds (2005)	45,840	23,881	12,615	6,931	181,569
Interest expense, net	6,255	1,040	1,291	295	4,433
Conversion costs	—	—	—	—	697
Early extinguishment of debt	2,609	—	—	—	2,028
Other expenses (income)	(1,711)	—	98	310	—

Income/Proceeds (2005) before income taxes	38,687	22,841	11,226	6,326	174,411
Income taxes (tax benefits)	14,944	8,085	2,793	(1,010)	(8,385)

Net income/Net proceeds (2005)	$23,743	$14,756	$8,433	$7,336	$182,796

Earnings per share
Basic	$1.48	$0.92	$0.53	$0.47
Diluted	$1.44	$0.91	$0.53	$0.47

Shares used to compute earnings per share
Basic	16,022	16,088	15,786	15,634
Diluted	16,459	16,152	15,786	15,653

Dividends declared	$0.18	$0.18	$0.12	$0.09

(1)	As an agricultural cooperative association, we derived revenues from our patronage business, which consisted of processing and marketing walnuts on behalf of Diamond members and our non-patronage business, which consisted of purchasing, processing and marketing nut varieties other than walnuts. Our financial statements prior to fiscal year 2006 included statements of net proceeds prepared in accordance with generally accepted accounting principles (“GAAP”) for agricultural cooperative associations, rather than statements of operations. Net proceeds are amounts distributable to member growers from the patronage business. Net proceeds also include net income or loss from non-patronage business. Net proceeds do not include walnut acquisition costs. Beginning in fiscal year 2006, our financial statements have been prepared in accordance with GAAP for companies that are not cooperative associations. We were not a public company during fiscal years prior to 2006, thus no earnings per share nor dividends declared data is presented for fiscal year 2005.

	Year Ended July 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$24,802	$74,279	$33,755	$35,614	$49,035
Working capital	51,422	121,516	100,527	87,689	89,022
Total assets	394,892	273,267	236,403	253,032	252,028
Total debt, including short-term debt	115,085	20,204	20,507	20,000	22,119
Total stockholders’/members’ equity	173,341	146,223	125,341	110,826	99,462

	Year Ended July 31,
	2009	2008	2007	2006	2005
Other data (Unaudited):
Walnuts sales as a percentage of total net sales	47.0%	60.2%	59.8%	67.0%	71.4%
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary
     We are a branded food company specializing in processing, marketing and distributing culinary, in-shell and ingredient nuts and snack products. Our company was founded in 1912 and has a strong heritage in the in-shell and culinary markets under the Diamond of California brand. On July 26, 2005 we converted from an agricultural cooperative association to a Delaware corporation and completed the initial public offering of our common stock. As a public company, our focus is on building stockholder value. We intend to expand our existing business and to continue introducing higher-value, branded products in our culinary and snack product lines, including snack products marketed under our Emerald and Pop Secret brand names. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries. We sell products to approximately 1,250 customers, including over 140 international customers. In general, we sell directly to retailers, particularly large national grocery store and drug store chains, and indirectly through wholesale distributors to independent and small regional retail grocery store chains and convenience stores. We also sell our products to mass merchandisers, club stores, convenience stores and through other retail channels.
     Our business is seasonal. For example, in 2009 and 2008, we recognized 61% and 60% of our net sales for the full fiscal year in the first six months of the year. Demand for nut products, particularly in-shell nuts and to a lesser extent, culinary nuts, is highest during the months of October, November and December. We receive our principal raw material, walnuts, during the period from September to November and process it throughout the year. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last quarter of the calendar year. This seasonality also impacts capacity utilization at our facilities, which routinely operate at capacity for the last four months of the calendar year. Generally, we receive and pay for approximately 50% of the corn for popcorn in December, and the remaining 50% in May. Accordingly, the working capital requirement of popcorn is less seasonal than that of the tree nut product lines.
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
     We have entered into long-term Walnut Purchase Agreements with growers, under which they deliver their entire walnut crop to us during the Fall harvest season and we determine the purchase price for this inventory by March 31, or later, of the following year. This purchase price will be a price determined by us in good faith, taking into account market conditions, crop size, quality, and nut varieties, among other relevant factors. For the crop received in 2008, we determined a minimum purchase price for this inventory on March 31, 2009 and made the final payment in August 2009. Since the ultimate price to be paid will be determined each March, or later, subsequent to receiving the walnut crop, we must make an estimate of this price for interim financial statements. Those estimates may subsequently change and the effect of the change could be significant.
     Valuation of Long-lived and Intangible Assets and Goodwill. We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or more often if there are indications of possible impairment.
     The analysis to determine whether or not an asset is impaired requires significant judgments that are dependent on internal forecasts, including estimated future cash flows, estimates of long-term growth rates for our business, the expected life over which cash flows will be realized, and assumed royalty and discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge. While the fair value of these assets exceeds their carrying value based on our current estimates and assumptions, materially different estimates and assumptions in the future in response to changing economic conditions, changes in our business or for other reasons could result in the recognition of impairment losses.
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
     We can not guarantee that a material impairment charge will not be recorded in the future.
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
     Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. Effective August 1, 2007, we adopted the provisions of FIN No. 48 which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Upon adoption, we recorded a non-current liability of $0.2 million and a non-current deferred tax asset for unrecognized tax benefits of approximately $0.2 million.
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
Results of Operations
      2009 Compared to 2008
     Net sales were $570.9 million and $531.5 million for the years ended July 31, 2009 and 2008. The increase in net sales was primarily due to increased snack sales, including sales related to our acquisition of Pop Secret in September 2008, offset in part by lower pricing realized for certain culinary and ingredient products.
     Net sales by channel (in thousands):

	Year Ended July 31,		% Change from
	2009	2008	2008 to 2009

North American Retail (1)	$465,126	$370,411	25.6%
International	68,890	101,640	-32.2%
North American Ingredient/Food Service	34,504	56,869	-39.3%
Other	2,420	2,572	-5.9%

Total	$570,940	$531,492	7.4%

(1)	North American Retail represents sales of our culinary, snack and in-shell products in North America.

     The increase in North American Retail sales for the year ended July 31, 2009 resulted from higher sales of snack products (including Pop Secret), which increased by 113.2%. This was offset in part by lower sales of in-shell products. International and ingredient sales declined primarily as a result of lower volume and price deflation associated with lower input costs.
     Sales of walnuts, other nuts and popcorn products as a percentage of net sales were:

	Year Ended July 31,
	2009	2008
Walnuts	47.0%	60.2%
Other nuts and popcorn products	53.0%	39.8%

Total	100.0%	100.0%

     Gross profit. Gross profit as a percentage of net sales was 23.7% and 16.6% for the years ended July 31, 2009 and 2008. Gross profit increased mainly due to favorable product mix, transitioning product sales to retail from international and ingredient, favorable impact of Pop Secret sales, favorable input costs and the result of cost efficiency initiatives.
     Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $61.0 million and $43.6 million, and 10.7% and 8.2% as a percentage of net sales for the years ended July 31, 2009 and 2008. The increase in selling, general and administrative expenses is primarily the result of work force additions and incremental operating expenses associated with the Pop Secret acquisition in September 2008.
     Advertising. Advertising expense was $28.8 million and $20.5 million, and 5.0% and 3.9% as a percentage of net sales for the years ended July 31, 2009 and 2008. The increase in advertising was primarily due to the production and airing of three new Emerald TV commercials and increased media spending associated with the Diamond, Emerald and Pop Secret brands.
     Interest expense. Net interest expense was $6.3 million and $1.0 million, and 1.1% and 0.2% as a percentage of net sales for the years ended July 31, 2009 and 2008. The increase was mainly due to borrowings used to fund the Pop Secret acquisition.
     Early extinguishment of debt. An early termination fee of $2.6 million was incurred in connection with the prepayment of Senior Notes replaced by a new Credit Facility primarily used to finance the acquisition of Pop Secret.
     Other income. Other income of $1.7 million was due to the gain on the sale of the emission reduction credits that were primarily earned as a result of the closure of our cogeneration power facility in 2005.
     Income taxes. The combined effective federal and state tax rate for the year ended July 31, 2009 was 38.6%, and included the effect of discrete tax items, primarily the recognition of certain state tax credits. Income tax expense for fiscal year 2010 is expected to approximate the 2009 rate. For the year ended July 31, 2008, the combined effective federal and state tax rate was 35.4%, and included the effect of discrete tax items, primarily the recognition of certain state tax credits.
     2008 Compared to 2007
     Net sales were $531.5 million and $522.6 million for the years ended July 31, 2008 and 2007. The increase in net sales was primarily due to higher pricing, partially offset by lower volume.
     Net sales by channel (in thousands):

	Year Ended July 31,		% Change from
	2008	2007	2007 to 2008

North American Retail	$370,411	$333,117	11.2%
International	101,640	112,830	-9.9%
North American Ingredient/Food Service	56,869	73,822	-23.0%
Other	2,572	2,816	-8.7%

Total	$531,492	$522,585	1.7%

(1)	North American Retail represents sales of our culinary, snack and in-shell products in North America.

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
     Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation, facility costs, and stock-based compensation. Selling, general and administrative expenses were $43.6 million and $42.5 million, and 8.2% and 8.1% as a percentage of net sales for the years ended July 31, 2008 and 2007. The increase in selling, general and administrative expenses was primarily due to non-cash stock-based compensation expense.
     Advertising. Advertising expense was $20.5 million and $20.4 million, and 3.9% as a percentage of net sales for the years ended July 31, 2008 and 2007.
     Income taxes. The combined effective federal and state tax rate for the year ended July 31, 2008 was 35.4%, and included the effect of discrete tax items, primarily the recognition of certain state tax credits. For the year ended July 31, 2007, the combined effective federal and state tax rate was 24.9%, and included the effect of discrete tax items, primarily the recognition of certain state tax credits, and a reversal of a valuation reserve of approximately $1.0 million set up at the time of conversion from an agricultural cooperative association, due to past and expected future profitable operating results.
Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     During the year ended July 31, 2009, cash provided by operating activities was $53.4 million compared to $47.1 million during the year ended July 31, 2008. The increase in cash from operating activities was primarily due to improved profitability. Cash used in investing activities was $198.1 million in 2009 compared to $6.3 million in 2008. This change was mainly due to the acquisition of Pop Secret for approximately $190 million. Cash provided by financing activities was $95.2 million in 2009 compared to $0.3 million of cash used in financing activities in 2008. This change was mainly attributable to long-term borrowings used to fund the Pop Secret acquisition, offset by repayments.
     Cash provided by operating activities during the year ended July 31, 2008, was $47.1 million compared to $3.8 million during the year ended July 31, 2007. The increase in cash from operating activities was primarily due to improved profitability and working capital management. Cash flow from operations in 2007 was adversely impacted by an acceleration in the timing of payments to growers. Cash used in investing activities was $6.3 million in 2008 compared to $3.6 million in 2007. This change was mainly due to the sale of our Lemont facility in fiscal year 2007, resulting in proceeds of approximately $3.0 million. Cash used in financing activities during 2008 was $0.3 million compared to $2.0 million in 2007. This change was mainly due to cash received from the issuance of common stock under stock plans, partially offset by higher dividend payments.
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
     The Credit Facility consists of a $125 million revolving credit line and a $125 million term loan. The term loan amortizes at a rate of $15 million, $20 million, $25 million and $55 million, annually over the succeeding four years (due quarterly, commencing October 31, 2009). We paid down $10 million on this term loan in fiscal year 2009. In addition, there is a provision that requires us to pay down the term loan at a faster rate in the event cash flows exceed certain specified levels. The interest rate for the entire Credit Facility is tied to the London Interbank Offered Rate (“LIBOR”), plus a credit spread linked to our leverage ratio.
     The Credit Facility subjects us to financial and other covenants (including a debt-to-EBITDA ratio and limitations on dividends) and certain customary events of default. As of July 31, 2009 and 2008, we were in compliance with all applicable financial covenants in our credit facilities.
     Working capital and stockholders’ equity were $51.4 million and $173.3 million at July 31, 2009 compared to $121.5 million and $146.2 million at July 31, 2008. The decrease in working capital was due to the Pop Secret acquisition.
     We believe our cash and cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our Credit Facility, will be sufficient to fund our contractual commitments, repay obligations as required, and fund our operational requirements for at least the next twelve months.
Contractual Obligations and Commitments
     Contractual obligations and commitments at July 31, 2009 are as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long-term obligations	$115.2	$15.1	$45.1	$55.0	$—
Interest on long-term obligations (a)	5.8	2.3	2.9	0.6	—
Operating leases	14.1	2.7	4.5	3.7	3.2
Purchase commitments (b)	12.9	12.9	—	—	—
Pension liability	20.8	0.4	1.0	7.3	12.1
Other long-term liabilities (c)	2.4	0.1	0.3	0.4	1.6

Total	$171.2	$33.5	$53.8	$67.0	$16.9

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of July 31, 2009.

(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity.

(c)	Excludes $0.6 million in deferred rent liabilities, $0.4 million of non-current FIN 48 tax liabilities and $0.1 million of other non-current liabilities.
Off-Balance Sheet Arrangements
     As of July 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Effects of Inflation
     The most significant inflationary factor affecting our net sales and cost of sales is the change in market prices for purchased nuts, corn, oils and other ingredients. The prices of these commodities are affected by world market conditions and are volatile in response to supply and demand, as well as political and economic events. The price fluctuations of these commodities do not necessarily correlate with the general inflation rate. Inflation is likely to however, adversely affect operating costs such as labor, energy and materials.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) confirmed that the FASB Accounting Standards Codification (“Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding all other accounting literature except that issued by the SEC. Beginning July 2009, only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. We will reference the Codification beginning in the first quarter of fiscal year 2010.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. We adopted SFAS No. 165 on our fiscal year ended July 31, 2009. See “Basis of Presentation” under Note 1.
     In December 2008, the FASB issued FASB Staff Position (“FSP”) FASB Statement (“FAS”) 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. FSP FAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009. We are currently evaluating the impact that FSP FAS 132(R)-1 will have on our consolidated financial statements.
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted. Upon adoption, a company is required to retrospectively adjust its EPS data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. We are currently evaluating the impact that FSP EITF 03-6-1 will have on our consolidated financial statements.
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
     Commodities Risk. The availability, size, quality, and cost of raw materials for the production of our products, including walnuts, pecans, peanuts, cashews, almonds, other nuts, corn and oils are subject to risks inherent to farming, such as crop size and yield fluctuations caused by poor weather and growing conditions, pest and disease problems, and other factors beyond our control. Additionally, our supply of raw materials could be reduced if governmental agencies conclude that our products have been tampered with, or that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents.
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
     The sensitivity of our cash and cash equivalent portfolio as of July 31, 2009 to a 100 basis point increase or decrease in interest rates would be an increase of pretax income of approximately $0.2 million or a decrease of pretax income of approximately $0.2 million, respectively.

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
San Francisco, California
     We have audited the accompanying consolidated balance sheets of Diamond Foods, Inc. and subsidiaries (the “Company”) as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2009. We also have audited the Company’s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Foods, Inc. and subsidiaries as of July 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” effective August 1, 2007. As discussed in Note 14 to the consolidated financial statements, in fiscal year 2007, the Company adopted Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
/s/ Deloitte & Touche LLP
San Francisco, California
September 30, 2009

DIAMOND FOODS, INC.
CONSOLIDATED BALANCE SHEETS

	July 31,
	2009	2008
	(In thousands, except share and
	per share information)
ASSETS
Current assets:
Cash and cash equivalents	$24,802	$74,279
Trade receivables, net	33,492	46,256
Inventories	85,027	88,526
Deferred income taxes	13,109	7,387
Prepaid expenses and other current assets	3,594	4,261

Total current assets	160,024	220,709
Property, plant and equipment, net	51,115	34,606
Deferred income taxes	6,230	5,802
Goodwill	76,076	5,432
Other intangible assets, net	97,883	3,473
Other long-term assets	3,564	3,245

Total assets	$394,892	$273,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,000	$—
Accounts payable and accrued liabilities	64,453	42,251
Payable to growers	29,149	56,942

Total current liabilities	108,602	99,193
Long-term obligations	100,085	20,204
Deferred income taxes	1,221	—
Other liabilities	11,643	7,647
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 16,753,796 and 16,340,076 shares issued and 16,552,019 and 16,180,771 shares outstanding at July 31, 2009 and 2008, respectively	17	16
Treasury stock, at cost: 201,777 and 159,305 shares at July 31, 2009 and 2008	(4,256)	(3,203)
Additional paid-in capital	122,817	112,550
Accumulated other comprehensive income (loss)	(1,296)	1,584
Retained earnings	56,059	35,276

Total stockholders’ equity	173,341	146,223

Total liabilities and stockholders’ equity	$394,892	$273,267

See notes to consolidated financial statements.

DIAMOND FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2009	2008	2007
	(In thousands, except per share information)

Net sales	$570,940	$531,492	$522,585
Cost of sales	435,344	443,490	443,945

Gross profit	135,596	88,002	78,640
Operating expenses:
Selling, general and administrative	60,971	43,613	42,541
Advertising	28,785	20,508	20,445
Restructuring and other costs, net	—	—	(15)
Loss on termination of defined benefit plan	—	—	3,054

Total operating expenses	89,756	64,121	66,025

Income from operations	45,840	23,881	12,615
Interest expense, net	6,255	1,040	1,291
Early extinguishment of debt	2,609	—	—
Other expenses (income)	(1,711)	—	98

Income before income taxes	38,687	22,841	11,226
Income taxes	14,944	8,085	2,793

Net income	$23,743	$14,756	$8,433

Earnings per share
Basic	$1.48	$0.92	$0.53
Diluted	$1.44	$0.91	$0.53

Shares used to compute earnings per share
Basic	16,022	16,088	15,786
Diluted	16,459	16,152	15,786

Dividends declared	$0.18	$0.18	$0.12
See notes to consolidated financial statements.

DIAMOND FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands, except share information)

Balance, July 31, 2006	15,737,194	$16	$—	$93,962	$16,884	$(36)	$110,826
Shares issued under ESPP and upon stock option exercises	88,355			1,204			1,204
Stock compensation expense	23,168			5,859			5,859
ESPP disqualifying dispositions				78			78
Tax benefit — restricted stock				3			3
Treasury stock repurchased	(84,070)		(1,436)				(1,436)
Adjustment to initially apply SFAS 158						2,230	2,230
Dividends paid					(1,895)		(1,895)
Comprehensive income:
Net income					8,433		8,433
Other comprehensive income						39	39

Total comprehensive Income:	—	—	—	—	—	—	8,472

Balance, July 31, 2007	15,764,647	16	(1,436)	101,106	23,422	2,233	125,341
Shares issued under ESPP and upon stock option exercises	233,710			3,972			3,972
Stock compensation expense	257,649			6,893			6,893
Tax benefit from ESPP and stock option transactions				579			579
Treasury stock repurchased	(75,235)		(1,767)				(1,767)
Dividends paid					(2,902)		(2,902)
Comprehensive income:
Net income					14,756		14,756
Change in pension liabilities SFAS 158						(646)	(646)
Other comprehensive income						(3)	(3)

Total comprehensive income:	—	—	—	—	—	—	14,107

Balance, July 31, 2008	16,180,771	16	(3,203)	112,550	35,276	1,584	146,223
Shares issued under ESPP and upon stock option exercises	298,133	1		5,299			5,300
Stock compensation expense	115,587			3,901			3,901
Tax benefit from ESPP and stock option transactions				1,067			1,067
Treasury stock repurchased	(42,472)		(1,053)				(1,053)
Dividends paid					(2,960)		(2,960)
Comprehensive income:
Net income					23,743		23,743
Change in pension liabilities SFAS 158						(2,743)	(2,743)
Other comprehensive income						(137)	(137)

Total comprehensive income:	—	—	—	—	—	—	20,863

Balance, July 31, 2009	16,552,019	$17	$(4,256)	$122,817	$56,059	$(1,296)	$173,341

See notes to consolidated financial statements.

DIAMOND FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2009	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,743	$14,756	$8,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,362	6,420	7,561
Deferred income taxes	(2,800)	(3,022)	(1,874)
Loss on termination of defined benefit plan	—	—	2,575
Tax benefit related to stock-based compensation plans	—	579	81
Excess tax benefit from ESPP and stock option transactions	(1,067)	(579)	(81)
Stock-based compensation	3,901	6,893	5,859
Gain on sale of property held for sale	—	—	(1,193)
Other, net	858	4	56
Changes in assets and liabilities (excluding business acquired):
Trade receivables	12,764	4,406	(1,048)
Inventories	10,316	2,093	8,077
Prepaid expenses and income taxes and other current assets	1,053	10	1,581
Other assets	10	24	454
Accounts payable and accrued liabilities	21,231	15,475	(1,871)
Payable to growers	(27,793)	(175)	(24,785)
Other liabilities	(210)	192	(11)

Net cash provided by operating activities	53,368	47,076	3,814
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of property, plant and equipment	129	12	2,941
Purchases of property, plant, and equipment	(7,994)	(6,583)	(6,790)
Acquisition of Pop Secret business	(190,224)	—	—
Payment of Harmony acquisition costs	—	—	(197)
Other	4	299	419

Net cash used in investing activities	(198,085)	(6,272)	(3,627)
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable repayments	(30,141)	(162)	—
Proceeds from issuance of long-term debt	125,000	—	—
Debt issuance costs	(1,973)	—	—
Issuance of common stock under stock plans	5,300	3,972	1,204
Dividends paid	(2,960)	(2,902)	(1,895)
Excess tax benefit from ESPP and stock option transactions	1,067	579	81
Purchases of treasury stock	(1,053)	(1,767)	(1,436)

Net cash provided by (used in) financing activities	95,240	(280)	(2,046)
Net increase (decrease) in cash and cash equivalents	(49,477)	40,524	(1,859)
Cash and cash equivalents:
Beginning of period	74,279	33,755	35,614

End of period	$24,802	$74,279	$33,755

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,989	$1,183	$1,638
Income taxes	19,438	5,945	3,878
Non-cash investing activities:
Liabilities related to Pop Secret acquisition	1,660	—	—
Accrued capital expenditures	497	391	94
Non-cash financing activities:
Capital lease obligations incurred	—	—	507
See notes to consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009, 2008 and 2007
(In thousands, except share and per share information)
(1) Organization and Significant Accounting Policies
Business
     Diamond processes, markets and distributes culinary, in-shell and ingredient/food service nuts and snack products. The Company obtains the majority of its walnuts from growers who are located in California and through July 26, 2005, were members of Diamond Walnut. The Company obtains its other nuts from independent suppliers. Diamond sells products to approximately 1,250 customers, including over 140 international customers. In general, the Company sells directly to retailers, particularly large national grocery and club stores, mass merchandisers, and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores.
     On September 15, 2008, Diamond completed its acquisition of the Pop Secret popcorn business from General Mills, Inc. for a purchase price of approximately $190 million in cash. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”
Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”). Prior to August 1, 2005 the Company’s financial statements were prepared in accordance with GAAP for agricultural cooperative associations. The principal difference relates to accounting for walnut inventories received from cooperative members. As a cooperative association, Diamond used the net realizable value method to value these inventories. Walnuts received by Diamond subsequent to July 31, 2005 are accounted for on a lower of cost (first-in, first-out) or market basis. Management evaluated the Company’s consolidated financial statements for the year ended July 31, 2009 for subsequent events through September 30, 2009, the date the consolidated financial statements were issued.
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
Certain Risks and Concentrations
     The Company’s revenues are principally derived from the sale of culinary, in-shell and ingredient/food service nuts and snack products, the market for which is highly competitive. Significant changes in customer buying behavior could adversely affect the Company’s operating results. Sales to the Company’s largest customer accounted for approximately 21%, 22% and 19% of net sales in 2009, 2008 and 2007, respectively. Sales to the second largest customer accounted for approximately 13%, 13% and 10% of net sales in 2009, 2008 and 2007, respectively.
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
     The analysis to determine whether or not an asset is impaired requires significant judgments that are dependent on internal forecasts, including estimated future cash flows, estimates of long-term growth rates for our business, the expected life over which cash flows will be realized, and assumed royalty and discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge. While the fair value of these assets exceeds their carrying value based on management’s current estimates and assumptions, materially different estimates and assumptions in the future in response to changing economic conditions, changes in the business or for other reasons could result in the recognition of impairment losses.
     For assets to be held and used, including acquired intangibles assets subject to amortization, the Company initiates a review whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in this process.
     The Company tests its brand intangible assets not subject to amortization for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing brand intangibles for impairment, Diamond compares the fair value with the carrying value. The determination of fair value is based on a discounted cash flow analysis, using inputs such as forecasted future revenues attributable to the brand, assumed royalty rates, and a risk-adjusted discount rate that approximates our estimated cost of capital. If the carrying value exceeds the estimated fair value, the brand intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of the brand intangible asset.
     The Company performs its annual goodwill impairment test required by SFAS No. 142 in the fourth quarter of each year. In testing goodwill for impairment, Diamond initially compares the fair value of the Company’s single reporting unit with the net book value of the Company since it represents the carrying value of the reporting unit. Diamond has one operating and reportable segment. If fair value of the reporting unit is less than the carrying value of the reporting unit, we perform an additional step to determine the implied fair value of goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all assets and liabilities and then computing the excess of the reporting units’ fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, the excess represents the amount of goodwill impairment. Accordingly, the Company would recognize an impairment loss in the amount of such excess. Diamond’s impairment assessment employs present value techniques and involves the use of significant estimates and assumptions, including a projection of future revenues, gross margins, operating costs and cash flows, as well as general economic and market conditions and the impact of planned business and operational strategies. The Company bases its fair value estimates on assumptions management believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates. The Company also considers the estimated fair value of the reporting unit in relation to the Company’s market capitalization.
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
Promotion and Advertising Costs
     Promotional allowances, customer rebates, coupons and marketing allowances are recorded at the time the related revenue is recognized and are reflected as reductions of net sales. Annual volume rebates, promotion, and marketing allowances are recorded based upon the terms of the arrangements. Coupon incentives are recorded at the time of distribution in amounts based on estimated redemption rates. The Company expenses advertising costs as incurred. Payments to certain customers to reimburse them for cooperative advertising programs are recorded in accordance with Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer.”
Shipping and Handling Costs
     Amounts billed to customers for shipping and handling costs are included in net sales. Shipping and handling costs are charged to cost of sales as incurred.
Income Taxes
     Diamond accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both the historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered. Effective August 1, 2007, Diamond adopted the provisions of FIN No. 48 which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Upon adoption, Diamond recorded a non-current liability of $0.2 million and a non-current deferred tax asset for unrecognized tax benefits of approximately $0.2 million.
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

Stock-Based Compensation
     The Company accounts for stock-based compensation arrangements, including stock option grants and restricted stock awards, in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment.” Under SFAS No. 123(R), compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. The Black-Scholes option pricing model is used to determine the fair value of stock options at the date of grant. This model requires the Company to make assumptions such as expected term, dividends, volatility, and forfeiture rates that determine the stock options fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with the Company’s assumptions and judgments used in estimating these factors, the Company may be required to increase or decrease compensation expense, which could be material to its results of operations.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) confirmed that the Codification will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding all other accounting literature except that issued by the SEC. Beginning July 2009, only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will reference the Codification beginning in the first quarter of fiscal year 2010.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. The Company adopted SFAS No. 165 on its fiscal year ended July 31, 2009. See “Basis of Presentation” under Note 1.
     In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. FSP FAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact that FSP FAS 132(R)-1 will have on its consolidated financial statements.
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
(2) Fair Value of Financial Instruments
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
     In the second quarter of fiscal year 2009, the Company entered into a new interest rate swap agreement in accordance with Company policy to mitigate the impact of LIBOR based interest rate fluctuations on Company profitability. This new swap does not qualify for hedge accounting.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosures that establish a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. In February 2008, the FASB issued FSP No. 157-2, “The Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This includes fair value calculated in impairment assessments of goodwill, indefinite-lived intangible assets, and other long-lived assets.
     Effective August 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s results of operations, cash flows or financial position. The Company has not applied the provisions of SFAS No. 157 for the fair value measurement of the nonfinancial assets and nonfinancial liabilities that we recorded in connection with business acquisition during the year. The Company will adopt the provisions of SFAS No. 157 regarding nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis on August 1, 2009.
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
     The carrying value and estimated fair value of the Company’s financial instruments (interest rate swap asset) as of July 31, 2009 are $250.
     SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed based on the following criteria:
     Level 1: Quoted market prices in active markets for identical assets or liabilities
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
     Level 3: Unobservable inputs that are not corroborated by market data
     At July 31, 2009, the derivative interest rate swap fair value is a level 2 instrument.
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
     In 2005, the Company began granting shares of restricted stock and stock options under the Plan. The shares of restricted stock vest over three or four-year periods. The stock options expire in ten years and vest over three or four years. As of July 31, 2009, options to purchase 1,331,737 shares of common stock were outstanding, of which 1,107,369 were exercisable. At July 31, 2009, the Company had 678,492 shares available for future grant under the Plan.
     SFAS No. 123(R) requires the recognition of compensation expense in an amount equal to the fair value of share-based awards. Beginning with its adoption by the Company in August 2005, the fair value of all stock options granted subsequent to August 1, 2005 will be recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. SFAS No. 123(R) requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period, generally three or four years from date of grant or award.
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

	2009	2008	2007
Average expected life, in years	6	5	6
Expected volatility	38.50%	32.57%	30.00%
Risk-free interest rate	3.23%	3.71%	4.75%
Dividend rate	0.70%	0.91%	0.72%
     The following table summarizes option activity during the years ended July 31, 2009, 2008 and 2007:

		Weighted Average	Weighted Average
		Exercise Price Per	Remaining	Aggregate Intrinsic
	Number of Shares	Share	Contractual Life	Value
	(In thousands)		(In years)	(In thousands)

Outstanding at July 31, 2006	1,648	$17.43	9.2	$—
Granted	117	16.93
Exercised	(35)	16.97
Cancelled	(109)	17.88

Outstanding at July 31, 2007	1,621	17.37	8.3	$226
Granted	140	21.43
Exercised	(207)	17.31
Cancelled	(44)	17.87

Outstanding at July 31, 2008	1,510	17.74	7.5	$9,979
Granted	128	26.06
Exercised	(294)	17.78
Cancelled	(12)	17.24

Outstanding at July 31, 2009	1,332	18.54	6.9	$12,871

Exercisable at July 31, 2007	877	17.18	8.2	$159
Exercisable at July 31, 2008	1,212	17.32	7.3	$8,483
Exercisable at July 31, 2009	1,107	17.76	6.6	$11,562

     The weighted average fair value of options granted during 2009, 2008 and 2007 was $10.67, $6.95 and $5.91, respectively. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $2,816, $501 and $55, respectively. The total fair value of options vested during 2009, 2008 and 2007 was $1,402, $3,127 and $3,510, respectively.
     Changes in the Company’s nonvested options during 2009 are summarized as follows:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value Per Share
	(In thousands)

Nonvested at July 31, 2008	298	$6.74
Granted	128	10.67
Vested	(195)	7.20
Cancelled	(6)	5.79

Nonvested at July 31, 2009	225	8.62

     As of July 31, 2009, there was $1.6 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.4 years.
     Restricted Stock Awards: Restricted stock activity during 2009, 2008 and 2007 is summarized as follows:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
	(In thousands)

Outstanding at July 31, 2006	529	$17.52
Granted	27	16.75
Vested	(242)	17.37
Cancelled	(4)	19.67

Outstanding at July 31, 2007	310	17.50
Granted	318	17.73
Vested	(235)	17.33
Cancelled	(61)	17.28

Outstanding at July 31, 2008	332	17.74
Granted	194	25.80
Vested	(111)	18.02
Cancelled	(79)	19.94

Outstanding at July 31, 2009	336	21.78

     The total intrinsic value of restricted stock vested in 2009, 2008 and 2007 was $2,771, $5,425 and $4,123, respectively.
     As of July 31, 2009, there was $5.6 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.6 years.
     Employee Stock Purchase Plan: Under the Employee Stock Purchase Plan (“ESPP”), full-time employees are permitted to purchase a limited number of Diamond common shares with a look-back option that allows employees to purchase shares of common stock at the lower of 85% of the market value at either the date of enrollment or the date of purchase. There were 3,316 and 27,330 shares sold under this plan during the year ended 2009 and 2008. The fair value of employees’ purchase rights for compensation expense is calculated using the Black-Scholes model and the following weighted-average assumptions:

	2009	2008	2007
Average expected life, in years	0.75	0.75	0.75
Expected volatility	30.00%	30.00%	29.38%
Risk-free interest rate	4.01%	4.53%	4.84%
Dividend rate	0.90%	0.78%	0.68%
     The weighted-average fair value of the purchase rights granted during fiscal year 2009 and 2008 was $5.58 and $4.41.
     Suspension of the ESPP Program: During the quarter ended April 30, 2008, the Company decided to suspend the ESPP program. For most employees, the final purchase date was May 30, 2008, and for the remainder, the program ceased on November 30, 2008.
(4) Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.
     The computations for basic and diluted earnings per share are as follows:

		Twelve Months
		Ended July 31,
	2009	2008	2007
Net income	$23,743	$14,756	$8,433
Weighted average common shares outstanding:
Basic	16,022	16,088	15,786
Effect of dilutive securities:
Options to purchase common stock	437	64	—

Diluted	16,459	16,152	15,786

Earnings Per Common Share (1):
Basic	$1.48	$0.92	$0.53
Diluted	$1.44	$0.91	$0.53

(1)	Certain computations may reflect rounding adjustments.
     Options to purchase 1,331,737, 1,510,303 and 1,621,170 shares of common stock were outstanding at July 31, 2009, 2008 and 2007, respectively. Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and includes the dilutive effect of common shares issuable upon the exercise of outstanding options, calculated using the treasury stock method. Options to purchase 58,000 shares of common stock were not included in the computation of diluted earnings per share for 2009 because their exercise prices were greater than the average market price of Diamond’s common stock of $25.84, and therefore their effect would be antidilutive. Options to purchase 168,417 shares of common stock were not included in the computation of diluted earnings per share for 2008 because their exercise prices were greater than the average market price of Diamond’s common stock of $19.80, and therefore their effect would be antidilutive. Options to purchase 1,196,775 shares of common stock were not included in the computation of diluted earnings per share for 2007 because their exercise prices were greater than the average market price of Diamond’s common stock of $16.71, and therefore their effect would be antidilutive.
(5) Acquisition of Pop Secret
     On September 15, 2008, Diamond completed its acquisition of the Pop Secret popcorn business from General Mills, Inc. for a purchase price of approximately $190 million in cash. The results of the acquisition have been included in the Company’s consolidated statement of operations since that date. Pop Secret is the second largest brand in the microwave popcorn category in U.S. grocery stores, where it has approximately a 25% market share. Pop Secret, when combined with other Diamond and Emerald branded products, offers the Company significant supply chain economies of scale and cross promotional marketing opportunities.

     The acquisition has been accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations.”
     The total purchase price of $190 million, including $2 million in transaction related costs, has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Inventory	$6,817
Property, plant and equipment	17,023
Brand intangibles	62,500
Customer relationships	34,900
Goodwill	70,644
Acquisition liabilities	(1,660)

Purchase price	$190,224

     Customer relationships of Pop Secret will be amortized on a straight-line basis over an estimated life of 20 years. Brand intangibles relate to the “Pop Secret” brand name, which has indefinite life, and therefore, is not amortizable.
     Identifiable intangible asset amortization expense in each of the five succeeding years will amount to approximately $1,745.
Pro Forma — Financial Information
     The following reflects the unaudited pro forma results of operations of the Company as if the acquisition had taken place at the beginning of fiscal years 2009 and 2008:

	Year Ended July 31
	2009	2008
Net sales	$584,449	$634,882
Net income	$24,702	$17,869
Diluted earnings per share	$1.50	$1.11
     The Company incurred a one-time debt termination fee of $2.6 million for the prepayment of the Senior Notes, which was replaced by the new Senior Credit Facility acquired to fund the purchase of the Pop Secret business. This amount was included in the above pro forma results of operations for fiscal years 2009 and 2008.
(6) Intangible Assets and Goodwill
     The changes in the carrying amount of goodwill are as follows:

Balance as of July 31, 2007:	$5,432
Acquisitions/other activities	—

Balance as of July 31, 2008:	$5,432
Acquisition of Pop Secret	70,644

Balance as of July 31, 2009:	$76,076

     Other intangible assets consisted of the following at July 31:

	2009	2008
Brand intangibles (not subject to amortization)	$62,500	$—
Intangible assets subject to amortization:
Customer contracts and related relationships	37,300	2,400
Trademarks and trade names	—	1,600

Total intangible assets subject to amortization	37,300	4,000

Total other intangible assets, gross	99,800	4,000

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(1,917)	(270)
Trademarks and trade names	—	(257)

Total amortization	(1,917)	(527)

Total other intangible assets, net	$97,883	$3,473

     Goodwill is fully deductible for tax purposes.
     Customer contracts and relationships relate primarily to underlying customer relationships from the September 2008 acquisition of Pop Secret and the May 2006 acquisition of assets from Harmony Foods Corporation. These are amortized on a straight-line basis over an average estimated life of 20 years.
     Brand intangibles relate to the “Pop Secret” brand name, which has indefinite life, and therefore, is not amortizable.
     Identifiable intangible asset amortization expense in each of the five succeeding years will amount to approximately $1,865.
     For the period ended July 31, 2009, the total weighted average amortization period of identifiable intangible assets is approximately 20 years with amortization expense of approximately $1,761 recognized for the period (excludes impairment charge discussed below). For the periods ended July 31, 2008 and 2007, the total weighted average amortization period of identifiable intangible assets is approximately 18 years with amortization expense of approximately $234 recognized in both years.
     During the quarter ended July 31, 2009, the Company recorded a $1.2 million non-cash impairment charge to write off the unamortized balance of the Harmony/Homa trademark and trade names, since we no longer utilize them as primary trade dress and concluded that they have no future value. This amount is included in selling, general and administrative expenses on the Consolidated Statements of Operations.
     The Company also performed its 2009 annual impairment test of goodwill during the quarter ended July 31, 2009 and the results indicated no impairment, as the estimated fair value of goodwill exceeded its carrying amount.
(7) Notes Payable and Long-Term Obligations
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
     The Credit Facility consists of a $125 million revolving credit line and a $125 million term loan. At July 31, 2009, there were no borrowings outstanding on the revolving credit line. The term loan amortizes at a rate of $15 million, $20 million, $25 million and $55 million annually, in each of the four succeeding years (due quarterly, commencing October 31, 2009). The Company paid down $10 million on this term loan in fiscal year 2009. In addition, the Company is required to pay down the term loan at a faster rate in the event cash flows and leverage exceed certain specified levels. The interest rate for the entire Credit Facility is tied to LIBOR plus a credit spread linked to our leverage ratio. For the year ended July 31, 2009, the average interest rate was 3.9%.
     The Credit Facility subjects the Company to financial and other covenants (including a debt-to-EBITDA ratio and limitations on dividends) and certain customary events of default. As of July 31, 2009 and 2008, the Company was in compliance with all applicable financial covenants.
(8) Balance Sheet Items
     Inventories consisted of the following at July 31:

	2009	2008
Raw materials and supplies	$25,678	$33,501
Work in process	13,217	19,084
Finished goods	46,132	35,941

Total	$85,027	$88,526

     Accounts payable and accrued liabilities consisted of the following at July 31:

	2009	2008
Accounts payable	$32,222	$21,848
Accrued salaries and benefits	11,034	7,886
Accrued promotion	19,511	8,695
Other	1,686	3,822

Total	$64,453	$42,251

(9) Property, Plant and Equipment
     Property, plant and equipment consisted of the following at July 31:

	2009	2008
Land and improvements	$1,531	$1,569
Buildings and improvements	19,518	17,265
Machinery, equipment and software	115,211	98,191
Construction in progress	7,294	5,053

Total	143,554	122,078
Less accumulated depreciation	(92,439)	(87,472)

Property, plant and equipment, net	$51,115	$34,606

(10) Income Taxes
     Income tax expense (tax benefit) consisted of the following for the year ended July 31:

	2009	2008	2007
Current
Federal	$14,831	$10,711	$4,449
State	2,913	947	218
Deferred	(2,800)	(3,573)	(1,874)

Total	$14,944	$8,085	$2,793

     A reconciliation of the statutory federal income tax rate of 35% to Diamond’s effective income tax rate is as follows for the year ended July 31:

	2009	2008	2007
Federal tax computed at the statutory rate	$13,540	$7,993	$3,929
Stock-based compensation	3	264	132
Change in valuation allowance	—	—	(1,044)
Domestic production activities deduction	(894)	(691)	—
State taxes, net of federal impact	1,908	244	211
Other items, net	387	275	(435)

Income tax expense	$14,944	$8,085	$2,793

     The tax effect of temporary differences and net operating losses which give rise to deferred tax assets and liabilities consist of the following as of July 31:

	2009	2008
Deferred tax assets:
Current:
Inventories	$803	$1,082
Receivables	203	179
Accruals	7,702	5,057
Retirement benefits	—	189
Employee stock compensation benefits	3,383	636
State tax	943	244
Other	75	—

Total current	13,109	7,387
Non-current:
State tax credits	3,723	3,689
Retirement benefits	5,275	4,578
Employee stock compensation benefits	1,498	608
Other	168	—

Total non-current	10,664	8,875
Deferred tax liabilities:
Non-current:
Retirement benefits	872	2,251
Property, plant and equipment	1,291	468
Intangibles	3,492	354

Total non-current	5,655	3,073

Total deferred income taxes, net	$18,118	$13,189

Composed of:
Net current deferred income taxes	$13,109	$7,387
Net long-term deferred income taxes	5,009	5,802

Total deferred income taxes, net	$18,118	$13,189

     The state tax credits reported are California Enterprise Zone Credits, which have no expiration date.
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

     Upon the adoption of FIN No. 48, the Company recorded a non-current liability of $0.2 million and a non-current deferred tax asset for unrecognized tax benefits of approximately $0.2 million. The total amount of unrecognized tax liability net of the unrecognized tax benefits that, if recognized, would affect the effective tax rate was nil at the date of adoption and at July 31, 2009. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of July 31, 2009, the Company had $0.1 million accrued for interest and penalties, which represents the only significant change during the year in the Company’s FIN 48 liability.
     As of July 31, 2009, tax years 2003 through 2008 were open under various federal and state tax jurisdictions.
(11) Commitments and Contingencies
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
     At July 31, 2009, the Company had $2.7 million of letters of credit outstanding related to normal business transactions and commitments of $1.6 million to purchase new equipment.
     Operating lease expense for the year ended July 31, 2009, 2008 and 2007 was $2.5 million, $2.2 million and $2.3 million, respectively.
     At July 31, 2009, future minimum payments under non-cancelable operating leases (primarily for real property) were as follows:

2010	$2,650
2011	2,578
2012	1,958
2013	1,856
2014	1,839
Thereafter	3,224

Total	$14,105

(12) Segment Disclosures
     The Company operates in a single reportable segment: the processing, marketing, and distribution of culinary, in-shell and ingredient/food service nuts and snack products. The geographic presentation of net sales below is based on the destination of the sale. The “Europe” category consists primarily of Germany, Netherlands, Spain and Italy. The “Other” category consists primarily of South Korea, Canada, Japan, Turkey and China. The geographic distributions of the Company’s net sales are as follows for the year ended July 31:

	2009	2008	2007
United States	$486,614	$412,522	$389,230
Europe	33,743	42,787	57,343
Other	50,583	76,183	76,012

Total	$570,940	$531,492	$522,585

     Net sales by product line:

	2009	2008	2007
Culinary	$241,893	$239,897	$207,015
Snack	188,900	88,629	79,642
In-shell	34,333	41,885	46,460

Total North American Retail	$465,126	$370,411	$333,117

International	68,890	101,640	112,830
North American Ingredient/Food Service	34,504	56,869	73,822
Other	2,420	2,572	2,816

Total	$570,940	$531,492	$522,585

     All long-lived assets are located in the United States.
(13) Valuation Reserves and Qualifying Accounts

		Amount
	Beginning	Charged to	Charged to	End of
	of Period	Expense	Reserve	Period
Allowance for Doubtful Accounts
Year ended July 31, 2007	$598	$(228)	$(22)	$348
Year ended July 31, 2008	348	150	(57)	441
Year ended July 31, 2009	441	269	(210)	500
Deferred Tax Asset Valuation Allowance
Year ended July 31, 2007	$1,044	$(1,044)	$—	$—
Year ended July 31, 2008	—	—	—	—
Year ended July 31, 2009	—	—	—	—
(14) Retirement Plans
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
     During the year ended July 31, 2007, the Company terminated the qualified defined benefit pension plan covering all salaried employees and recorded a substantially non-cash loss on termination of $3.1 million.
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

     Obligations and funded status of the remaining benefit plans at July 31 are:

	Pension Benefits		Other Benefits
Change in Benefit Obligation	2009	2008	2009	2008

Benefit obligation at beginning of year	$15,666	$15,198	$4,158	$4,452
Service cost	475	645	103	101
Interest cost	1,062	961	284	279
Plan participants’ contributions	—	—	95	185
Actuarial loss (gain)	3,990	(831)	(1,991)	(516)
Benefits paid	(361)	(307)	(289)	(343)

Benefit obligation at end of year	$20,832	$15,666	$2,360	$4,158

	Pension Benefits		Other Benefits
Change in Plan Assets	2009	2008	2009	2008

Fair value of plan assets at beginning of year	$13,424	$14,518	$—	$—
Actual return on plan assets	(943)	(787)	—	—
Employer contribution	—	—	194	158
Plan participants’ contributions	—	—	95	185
Benefits paid	(361)	(307)	(289)	(343)

Fair value of plan assets at end of year	$12,120	$13,424	$—	$—

Funded status at end of year	$(8,712)	$(2,242)	$(2,360)	$(4,158)

     Assets (liabilities) recognized in the consolidated balance sheets at July 31 consisted of:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Noncurrent assets	$—	$815	$—	$—
Current liabilities	—	—	(130)	(214)
Noncurrent liabilities	(8,712)	(3,057)	(2,230)	(3,944)

Total	$(8,712)	$(2,242)	$(2,360)	$(4,158)

     Amounts recognized in accumulated other comprehensive income (pre-tax) after the adoption of SFAS No. 158 as of July 31, 2009 consist of:

	Pension	Other
	Benefits	Benefits

Net loss (gain)	$8,164	$(6,499)
Prior service cost	131	—

Total	$8,295	$(6,499)

     The accumulated benefit obligation for all defined benefit pension plans was $18,333 and $14,316 at July 31, 2009 and 2008.
     Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2009	2008
Projected benefit obligation	$20,832	$3,058
Accumulated benefit obligation	18,333	1,941
Fair value of plan assets	12,120	—

     Components of net periodic benefit cost for the year ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Net Periodic Benefit Cost / (Income)
Service cost	$475	$645	$1,209	$103	$101	$114
Interest cost	1,062	961	1,763	284	279	310
Expected return on plan assets	(1,059)	(1,147)	(2,236)	—	—	—
Amortization of prior service cost	26	26	(57)	—	—	—
Amortization of net (gain) loss	37	5	499	(539)	(530)	(454)

Net periodic benefit cost / (income)	541	490	1,178	(152)	(150)	(30)
Gain on curtailment of defined benefit plan	—	—	(3,039)	—	—	—
Loss on settlement of defined benefit plan (1)	—	—	5,805	—	—	—

Total benefit cost / (income)	$541	$490	$3,944	$(152)	$(150)	$(30)

(1)	Excludes $288 of costs to terminate the plan.
     The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $511 and $26, respectively. The estimated net gain and prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $824 and $0, respectively.
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
Assumptions
     Weighted-average assumptions used to determine benefit obligations at July 31 were as follows:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	5.80%	7.00%	6.40%	5.80%	7.00%	6.40%
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A
     Weighted-average assumptions used to determine net periodic benefit cost for the year ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	7.00%	6.40%	5.91%	7.00%	6.40%	6.00%
Expected long-term return on plan assets	8.00	8.00	8.00	N/A	N/A	N/A
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A
     The expected long-term rate of return on plan assets is based on the established asset allocation.
     Assumed trend rates for medical plans were as follows:

	2009	2008	2007

Health care cost trend rate assumed for next year	10.0%	10.5%	11.0%
Rate to which the cost trend rate assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year the rate reaches ultimate trend rate	2020	2020	2020

     As of July 31, 2007, dental and vision care are no longer covered.
     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease
Effect on total of service and interest cost	$58	$(48)
Effect on post-retirement benefit obligation	272	(231)
Plan Assets
     The Company’s pension plan weighted-average asset allocations at July 31 were as follows:

	2009	2008	2007
Asset Category:
Equity securities	54.4%	56.7%	73.5%
Debt securities	44.8%	42.7%	24.3%
Cash and equivalents	0.8%	0.6%	2.2%

Total	100.0%	100.0%	100.0%

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
     The investment objectives for the Diamond plans are to maximize total returns within reasonable and prudent levels of risk. The plan asset allocation is a key element in achieving the expected investment returns on plan assets. The current asset allocation strategy targets an allocation of 60% for equity securities and 40% for debt securities with adequate liquidity to meet expected cash flow needs. Actual asset allocation may fluctuate within acceptable ranges due to market value variability. If fluctuations cause an asset class to fall outside its strategic asset allocation range, the portfolio will be rebalanced as appropriate.
Cash Flows
     Estimated future benefit payments, which reflect expected future service, as appropriate, expected to be paid are as follows:

	Pension	Other
	Benefits	Benefits

2010	$435	$130
2011	508	144
2012	530	160
2013	3,118	175
2014	634	192
2015 - 2018	4,274	946

Defined Contribution Plan
     The Company also recognized defined contribution plan expenses of $524, $528 and $425 for the years ended July 31, 2009, 2008 and 2007, respectively.
(15) Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended July 31, 2009
Net sales and other revenues	$195,526	$150,588	$111,010	$113,816
Gross profit (1)	41,069	33,966	27,644	32,917
Operating expenses	21,622	22,124	21,590	24,420
Net income	10,696	6,144	2,700	4,203
Basic earnings per share	0.66	0.38	0.16	0.26
Basic shares (in thousands)	16,308	16,377	16,410	16,187
Diluted earnings per share	0.64	0.37	0.16	0.25
Diluted shares (in thousands)	16,656	16,687	16,733	16,661
Year ended July 31, 2008
Net sales and other revenues	$184,537	$133,798	$100,009	$113,148
Gross profit (2)	29,549	22,427	17,324	18,702
Operating expenses	15,744	17,880	15,237	15,260
Net income	8,342	2,674	1,106	2,634
Basic earnings per share	0.52	0.17	0.07	0.16
Basic shares (in thousands)	15,994	16,044	16,111	16,203
Diluted earnings per share	0.52	0.17	0.07	0.16
Diluted shares (in thousands)	15,994	16,101	16,120	16,391

(1)	Diamond adjusts certain other inventoried input costs to reflect changing market conditions. Accordingly, cost of sales were reduced by approximately $10.2 million, $9.6 million and $2.5 million in the quarters ended July 31, 2009, April 30, 2009 and January 31, 2009, respectively, reflecting the impact primarily on walnut sales recognized during the previous quarters of fiscal year 2009.

(2)	Diamond adjusts certain other inventoried input costs to reflect changing market conditions. Accordingly, cost of sales were increased by approximately $1.0 million and $2.7 million in the quarters ended April 30, 2008 and January 31, 2008, respectively, reflecting the impact primarily on walnut sales recognized during the previous quarters of fiscal year 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.

Item 9A.	Controls and Procedures
     We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Administrative Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act). Based on that evaluation, our Chief Executive Officer and Chief Financial and Administrative Officer have concluded that, as of July 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     We acquired the Pop Secret popcorn business on September 15, 2008 for $190 million, which represented approximately 30% of our total assets at the date of acquisition. As a result, we updated our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal year ended July 31, 2009, to include specific controls for Pop Secret. No new controls have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management of Diamond Foods, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Administrative Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
     Based on our assessment using the criteria set forth by COSO in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of July 31, 2009.
     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.
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
September 30, 2009
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item is incorporated by reference to disclosure under the subheadings “Proposal No. 1 — Election of Directors — Directors/Nominees,” “Executive Compensation — Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Directors Matters” of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”).
Item 11. Executive Compensation
     The information required by this item is incorporated by reference to disclosure under the headings “Executive Compensation” and “Corporate Governance and Board of Directors Matters” in the 2010 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to disclosure under the subheadings “Executive Compensation — Equity Compensation Plan Information” and “Stock Ownership of Principal Stockholders and Management” in the 2010 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to the subheadings “Certain Relationships and Related Party Transactions” section of the 2010 Proxy Statement.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference from the “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” section of the 2010 Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Documents filed as part of this report:
     1. Financial Statements.
          (a) Report of Independent Registered Public Accounting Firm
          (b) Consolidated Balance Sheets at July 31, 2009 and 2008
          (c) Consolidated Statements of Operations for the years ended July 31, 2009, 2008 and 2007
          (d) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2009, 2008 and 2007
          (e) Consolidated Statements of Cash Flows for the years ended July 31, 2009, 2008 and 2007
          (f) Notes to the Consolidated Financial Statements
     2. Financial Statement Schedules.
     All schedules are omitted because the required information is included with the Consolidated Financial Statements, or notes thereto.
     3. Exhibits.
     The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with	Incorporated by Reference
Number	Exhibit Title	This Report	Form	File No.	Date Filed
2.01	Form of Amended and Restated Agreement and Plan of Conversion		S-1	333-123576	July 18, 2005

2.02	Asset Purchase Agreement, dated August 13, 2008, between Diamond Foods, Inc. and General Mills, Inc.		8-K	000-51439	September 17, 2008

3.01	Certificate of Incorporation, as amended		S-1	333-123576	July 15, 2005

3.02	Restated Bylaws		S-1	333-123576	March 25, 2005

4.01	Form of Certificate for common stock		S-1	333-123576	July 18, 2005

		Filed with	Incorporated by Reference
Number	Exhibit Title	This Report	Form	File No.	Date Filed
10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers		S-1	333-123576	March 25, 2005

10.02*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement		S-1	333-123576	March 25, 2005

10.03*	2005 Employee Stock Purchase Plan and form of subscription agreement		S-1	333-123576	March 25, 2005

10.04*	Diamond Walnut Growers, Inc. 401(k) Plan		S-1	333-123576	March 25, 2005

10.05*	Diamond Walnut Growers, Inc. Retirement Restoration Plan		S-1	333-123576	March 25, 2005

10.06*	Diamond of California Management Pension Plan		S-1	333-123576	March 25, 2005

10.07	Diamond Walnut Growers, Inc. Pension Plan, as restated		S-1	333-123576	March 25, 2005

10.08*	Employment Agreement, dated March 25, 1997, between Registrant and Michael J. Mendes		S-1	333-123576	March 25, 2005

10.09*	Description of Director Compensation Arrangements		S-1	333-123576	March 25, 2005

10.10	Form of Walnut Purchase Agreement		S-1	333-123576	May 3, 2005

10.11	Trademark Agreement, dated July 1, 2002, between Registrant and Blue Diamond Growers		S-1	333-123576	March 25, 2005

10.12	Rights Agreement, dated as of April 29, 2005, by and between Registrant and EquiServe Trust Company, N.A		S-1	333-123576	May 3, 2005

10.13*	Form of Change of Control and Retention Agreement between Registrant and each of its executive officers		S-1	333-123576	May 3, 2005

10.14	Amendment to Diamond Foods, Inc. Pension Plan		8-K	000-51439	September 20, 2006

10.15*	Form of Tax Withholding Agreement		8-K	000-51439	July 20, 2007

10.16*	Form of Stock Withholding Agreement		8-K	000-51439	January 10, 2007

10.17*	Offer Letter between Steven Neil and Diamond Foods, Inc.		10-Q	000-51439	March 11, 2008

10.18*	Offer Letter between Lloyd Johnson and Diamond Foods, Inc.		10-K	000-51439	July 31, 2008

		Filed with	Incorporated by Reference
Number	Exhibit Title	This Report	Form	File No.	Date Filed
10.19	Credit Agreement between Diamond Foods, Inc. and Bank of America, N.A., dated September 15, 2008		8-K	000-51439	September 17, 2008

10.20*	Offer Letter between Linda Segre and Diamond Foods, Inc.	X

23.01	Consent of Independent Registered Public Accounting Firm	X

31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

*	Indicates management contract or compensatory plan or arrangement
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

Name	Title	Signature Date

/s/ Michael J. Mendes Michael J. Mendes	President and Chief Executive Officer and Director (principal executive officer)	September 22, 2009

/s/ Steven M. Neil Steven M. Neil	Chief Financial and Administrative Officer and Director (principal financial officer and principal accounting officer)	September 22, 2009

/s/ Laurence M. Baer Laurence M. Baer	Director	September 22, 2009

/s/ Edward A. Blechschmidt Edward A. Blechschmidt	Director	September 22, 2009

/s/ John J. Gilbert John J. Gilbert	Director	September 22, 2009

/s/ Robert M. Lea Robert M. Lea	Director	September 22, 2009

/s/ Dennis Mussell Dennis Mussell	Director	September 22, 2009

/s/ Joseph P. Silveira Joseph P. Silveira	Director	September 22, 2009

/s/ Glen C. Warren, Jr. Glen C. Warren, Jr.	Director	September 22, 2009

/s/ Robert J. Zollars Robert J. Zollars	Director	September 22, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.20	Offer Letter between Linda Segre and Diamond Foods, Inc.

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Certification of Chief Executive Officer

31.02	Certification of Chief Financial Officer

32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer