Form 10-Q
period 2009-10-31
Diamond Foods Inc
filed 2009-12-03
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 31, 2009: 16,626,540

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
     These forward-looking statements also involve many risks and uncertainties that could cause actual results to differ from our expectations in material ways. Please refer to the risks and uncertainties discussed in the section titled “Risk Factors.” You also should carefully consider other cautionary statements elsewhere in this Quarterly Report and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our most recent Annual Report on Form 10-K. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	October 31,	July 31,	October 31,
	2009	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,591	$24,802	$4,885
Trade receivables, net	84,267	33,492	123,422
Inventories	174,397	85,027	212,147
Deferred income taxes	13,234	13,109	7,387
Prepaid expenses and other current assets	3,394	3,594	3,816

Total current assets	281,883	160,024	351,657
Property, plant and equipment, net	51,581	51,115	51,681
Deferred income taxes	5,954	6,230	5,227
Goodwill	75,243	76,076	80,416
Other intangible assets, net	97,417	97,883	100,523
Other long-term assets	3,786	3,564	4,499

Total assets	$515,864	$394,892	$594,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$83,250
Current portion of long-term debt	16,250	15,000	11,250
Accounts payable and accrued liabilities	87,516	64,453	86,860
Payable to growers	114,626	29,149	135,740

Total current liabilities	218,392	108,602	317,100
Long-term obligations	95,053	100,085	111,425
Deferred income taxes	2,120	1,221	—
Other liabilities	12,168	11,643	7,831
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 16,852,947, 16,753,796 and 16,548,985 shares issued and 16,626,540, 16,552,019 and 16,366,095 shares outstanding at October 31, 2009, July 31, 2009 and October 31, 2008, respectively	17	17	16
Treasury stock, at cost: 226,407, 201,777 and 182,890 shares held at October 31, 2009, July 31, 2009 and October 31, 2008, respectively	(4,930)	(4,256)	(3,816)
Additional paid-in capital	123,870	122,817	114,819
Accumulated other comprehensive income (loss)	(1,067)	(1,296)	1,392
Retained earnings	70,241	56,059	45,236

Total stockholders’ equity	188,131	173,341	157,647

Total liabilities and stockholders’ equity	$515,864	$394,892	$594,003

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months
	Ended October 31,
	2009	2008

Net sales	$180,641	$195,526
Cost of sales	135,150	154,457

Gross profit	45,491	41,069
Operating expenses:
Selling, general and administrative	13,497	15,772
Advertising	6,292	5,850

Total operating expenses	19,789	21,622

Income from operations	25,702	19,447
Interest expense	1,248	1,449
Other expense	—	898

Income before income taxes	24,454	17,100
Income taxes	9,524	6,404

Net income	$14,930	$10,696

Earnings per share:
Basic	$0.90	$0.66
Diluted	$0.88	$0.64
Shares used to compute earnings per share:
Basic	16,269	15,925
Diluted	16,685	16,273

Dividends declared	$0.045	$0.045
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months
	Ended October 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,930	$10,696
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,634	2,175
Stock-based compensation	571	1,093
Excess tax benefit from ESPP and stock option transactions	(253)	(311)
Deferred income taxes	1,088	575
Changes in assets and liabilities (excluding business acquired):
Trade receivables	(50,775)	(75,483)
Inventories	(89,370)	(115,711)
Accounts payable and accrued liabilities	23,589	37,721
Payable to growers	85,477	78,798
Other, net	631	1,296

Net cash used in operating activities	(11,478)	(59,151)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	133	5
Purchases of property, plant and equipment	(2,085)	(2,061)
Acquisition of Pop Secret	(62)	(191,734)

Net cash used in investing activities	(2,014)	(193,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable borrowings	—	83,250
Proceeds from issuance of long-term debt	—	125,000
Payment of long-term debt	(3,779)	(22,557)
Debt issuance costs	—	(1,973)
Dividends paid	(748)	(736)
Excess tax benefit from ESPP and stock option transactions	253	311
Other, net	(445)	252

Net cash provided by (used in) financing activities	(4,719)	183,547

Net decrease in cash and cash equivalents	(18,211)	(69,394)
Cash and cash equivalents:
Beginning of period	24,802	74,279

End of period	$6,591	$4,885

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$768	$895
Income taxes	$983	$3,618
Non-cash investing activity:
Accrued capital expenditures	$848	$160
Liabilities related to Pop Secret acquisition	$895	$7,000
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarters ended October 31, 2009 and 2008
(In thousands, except share and per share information)
(1) Organization and Basis of Presentation
     Diamond Foods, Inc. (the “Company” or “Diamond”) processes, markets and distributes culinary, in-shell and ingredient nuts and snack products, including Pop Secret popcorn products. The Company primarily obtains its walnuts from growers who are located in California, and through July 26, 2005, were members of Diamond Walnut Growers, Inc., a cooperative association. The Company obtains its other nuts from independent suppliers. Diamond sells products to approximately 1,250 customers, including over 140 international customers. In general, the Company sells directly to retailers, particularly large national grocery store and club stores, mass merchandisers and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores.
     The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2009 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition at October 31, 2009, and the results of the Company’s operations and cash flows for the three months ended October 31, 2009 and 2008. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2009 Annual Report on Form 10-K. Operating results for the three months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010. Management evaluated the Company’s consolidated financial statements for the three months ended October 31, 2009 for subsequent events through December 3, 2009, the date the consolidated financial statements were issued.
     Total comprehensive income was $15,159 and $10,504 for the three months ended October 31, 2009 and 2008, respectively.
     Certain prior period amounts have been reclassified to conform to the current period presentation.
(2) Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105-10 “Generally Accepted Accounting Principles.” This guidance establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. Effective August 1, 2009, the Company adopted ASC 105-10 and the principal impact is limited to disclosures as all references to authoritative accounting literature will be referenced in accordance with the Codification.
     In December 2008, the FASB issued ASC 715-20, “Compensation —Retirement Benefits.” This guidance requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. ASC 715-20 will be effective for the Company’s fiscal year ending after July 31, 2010. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.
(3) Fair Value Measurements
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
     In the first quarter of fiscal year 2009, the Company entered into an interest rate swap agreement in accordance with Company policy to mitigate the impact of London Interbank Offered Rate (“LIBOR”) based interest rate fluctuations on Company profitability. The swap agreement, with a total hedged notional amount of $47.5 million, was entered into to hedge future cash flows associated with a portion of the Company’s variable rate bank debt, which was used to finance the Pop Secret acquisition. On January 22, 2009, the company terminated this swap, which was set to mature on October 30, 2009. As a result of this swap termination, the Company amortized the loss of approximately $695 from other comprehensive income to interest expense through October 30, 2009, the original life of the swap. Accordingly, the Company recognized $240 in interest expense for the three months ended October 31, 2009.
     In the second quarter of fiscal year 2009, the Company entered into a new interest rate swap agreement in accordance with Company policy to mitigate the impact of LIBOR based interest rate fluctuations on Company profitability. This new swap does not qualify for hedge accounting. As a result, any changes in the fair value of the swap will be included in the statement of operations in the period of change.
     In September 2006, the FASB issued ASC 820, “Fair Value Measurements and Disclosures.” This guidance applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820 requires new disclosures that establish a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. In February 2008, the FASB issued ASC 820-10-15, which delayed the effective date of ASC 820 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This includes fair value calculated in impairment assessments of goodwill, indefinite-lived intangible assets, and other long-lived assets.
     Effective August 1, 2009, the Company adopted the provisions of ASC 820 regarding nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption did not have a material impact.
     ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed based on the following criteria:
     Level 1: Quoted market prices in active markets for identical assets or liabilities
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
     Level 3: Unobservable inputs that are not corroborated by market data
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following table presents the Company’s liabilities measured at fair value on a recurring basis as of October 31, 2009:

	Level 1	Level 2	Level 3	TOTAL (a)
Liabilities:
Derivative liabilities	$—	$394	$—	$394

Total liabilities measured at fair value	$—	$394	$—	$394

(a)	The total fair value amounts for liabilities also represent the related carrying amounts.
     The Company has elected to use the income approach to value the derivative, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Under ASC 820, the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of the derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
     The Company measures certain assets at fair value on a nonrecurring basis when there is an indication that the assets may be impaired. The fair value of these assets are determined based on valuation techniques using the best information available, which may include quoted market prices, market comparables and discounted cash flow projections.
     An impairment charge is recorded when the cost of the asset exceeds its fair value. During the three months ended October 31, 2009, the Company did not record any impairments on those assets required to be measured at fair value on a non-recurring basis.
(4) Stock Plan Information
     The Company uses a broad based equity incentive plan to help align employees and director incentives with stockholders’ interests, and accounts for stock-based compensation in accordance with ASC 718, “Compensation — Stock Compensation.” Beginning with the adoption of this guidance in August 2005, the fair value of all stock options granted subsequent to July 20, 2005 is recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. The guidance requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period. Stock options may be granted to officers, employees and directors. As required under this guidance, the Company continues to account for stock-based compensation for options granted prior to August 1, 2005 using the intrinsic value method. Since those options were granted at market price, no compensation expense is recognized.
     In June 2008, the FASB issued ASC 260-10, “Earnings Per Share.” This guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Effective August 1, 2009, the Company adopted this guidance and the adoption did not have a material impact on the Company’s results of operations, cash flows or financial position.
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

	Three Months Ended October 31,
	2009	2008
Average expected life, in years	6	6
Expected volatility	46.00%	36.00%
Risk-free interest rate	3.44%	3.77%
Dividend rate	0.60%	0.68%

     The following table summarizes stock option activity during the three months ended October 31, 2009:

			Weighted
			average
	Number of	Weighted	remaining	Aggregate
	Shares	average exercise	contractual life	intrinsic value (in
	(in thousands)	price per share	(in years)	thousands)

Outstanding at July 31, 2009	1,332	$18.54
Granted	10	33.00
Exercised	(17)	17.92
Cancelled	(1)	17.67

Outstanding at October 31, 2009	1,324	18.65	6.7	$15,244

Exercisable at October 31, 2009	1,111	17.82	6.4	13,693
     The weighted average fair value per share of stock options granted during the three months ended October 31, 2009 and 2008 was $15.17 and $10.86, respectively. The fair value per share of options vested during the three months ended October 31, 2009 and 2008 was $7.77 and $6.53, respectively.
     Changes in the Company’s nonvested stock options during the three months ended October 31, 2009 are summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share

Nonvested at July 31, 2009	225	$8.62
Granted	10	15.17
Vested	(22)	7.77
Cancelled	—	—

Nonvested at October 31, 2009	213	9.01

     As of October 31, 2009, there was approximately $1.4 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.1 years.
     Restricted Stock Awards: As of October 31, 2009, there were 351,195 shares of restricted stock outstanding. Restricted stock activity during the three months ended October 31, 2009 is summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Outstanding at July 31, 2009	336	$21.78
Granted	93	28.60
Vested	(67)	20.88
Cancelled	(11)	20.63

Outstanding at October 31, 2009	351	23.81

     The weighted average fair value per share of restricted stock granted during the three months ended October 31, 2009 and 2008 was $28.60 and $25.87, respectively. The fair value per share of restricted stock vested during the three months ended October 31, 2009 and 2008 was $20.88 and $17.45, respectively. The total intrinsic value of restricted stock vested in the three months ended October 31, 2009 and 2008 was $1,840 and $1,552, respectively.

     As of October 31, 2009, there was $7.5 million of unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.8 years.
(5) Earnings Per Share
     The Company adopted certain amendments to ASC 260-10 on August 1, 2009, which impacted the determination and reporting of earnings per share by requiring the inclusion of restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). Including these shares in the Company’s earnings per share calculation during periods of net income has the effect of diluting both basic and diluted earnings per share. As a result of adopting the amendments to ASC 260-10, prior period basic and diluted shares outstanding, as well as the related per share amounts presented below, have been adjusted retroactively. The retroactive application of the two-class method did not result in a change to previously reported basic and diluted earnings per share.
     The computations for basic and diluted earnings per share are as follows:

	Three Months
	Ended October 31,
	2009	2008
Numerator:
Net income	$14,930	$10,696
Less: income allocated to participating securities	(309)	(253)

Income attributable to common shareholders — basic	14,621	10,443

Add: undistributed income attributable to participating securities	293	234
Less: undistributed income reallocated to participating securities	(286)	(229)

Income attributable to common shareholders — diluted	$14,628	$10,448

Denominator:
Weighted average shares outstanding — basic	16,269	15,925
Dilutive shares — stock options	416	348

Weighted average shares outstanding — diluted	16,685	16,273

Income per share attributable to common shareholders (1):
Basic	$0.90	$0.66
Diluted	$0.88	$0.64

(1)	Certain computations may reflect rounding adjustments.
     Options to purchase 10,000 and 33,000 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $30.23 and $26.75 for the three months ended October 31, 2009 and 2008, respectively, and therefore their effect would be antidilutive.
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
     The acquisition has been accounted for as a business combination in accordance with ASC 805, “Business Combinations.”

     The total purchase price of $190 million, including $2 million in transaction related costs, has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Inventory	$6,817
Property, plant and equipment	17,023
Brand intangibles	62,500
Customer relationships	34,900
Goodwill	69,811
Acquisition liabilities	(765)

Purchase price	$190,286

     The Company finalized its purchase price allocation during the fiscal quarter ended October 31, 2009. Changes in the Company’s purchase price allocation during this fiscal quarter included an $895 reduction in assumed liabilities and an $833 reduction in goodwill.
     Customer relationships of Pop Secret will be amortized on a straight-line basis over an average estimated life of 20 years. Brand intangibles relate to the “Pop Secret” brand name, which has an indefinite life, and therefore, is not amortizable.
(7) Balance Sheet Items
     Inventories consisted of the following:

	October 31,	July 31,	October 31,
	2009	2009	2008
Raw materials and supplies	$109,932	$25,678	$143,963
Work in process	14,268	13,217	23,259
Finished goods	50,197	46,132	44,925

Total	$174,397	$85,027	$212,147

     Accounts payable and accrued liabilities consisted of the following:

	October 31,	July 31,	October 31,
	2009	2009	2008
Accounts payable	$50,964	$32,222	$60,366
Accrued salaries and benefits	6,083	11,034	5,645
Accrued promotion	19,385	19,511	11,664
Income taxes payable	7,049	—	4,432
Other	4,035	1,686	4,753

Total	$87,516	$64,453	$86,860

(8) Intangible Assets and Goodwill
     The changes in the carrying amount of goodwill are as follows:

Balance as of July 31, 2009	$76,076
Purchase price allocation changes	(833)

Balance as of October 31, 2009	$75,243

     Other intangible assets consisted of the following:

	October 31,	July 31,	October 31,
	2009	2009	2008
Brand intangibles (not subject to amortization)	$62,500	$62,500	$62,500
Intangible assets subject to amortization:
Customer contracts and related relationships	37,300	37,300	37,300
Trademarks and trade names	—	—	1,600

Total intangible assets subject to amortization	37,300	37,300	38,900

Total other intangible assets, gross	99,800	99,800	101,400

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(2,383)	(1,917)	(592)
Trademarks and trade names	—	—	(285)

Total amortization	(2,383)	(1,917)	(877)

Total other intangible assets, net	$97,417	$97,883	$100,523

     Identifiable intangible asset amortization expense annually for each of the five succeeding years will amount to approximately $1,865 and will approximate $1,399 for the remainder of fiscal year 2010.
(9) Credit Facilities
     On September 15, 2008, the Company replaced its $20 million Senior Notes due December 2013 (the “Senior Notes”), the Credit Agreement dated December 2, 2004, between the Company and Bank of the West, and the Master Loan Agreement dated February 23, 2004, between the Company and CoBank ACB, as amended (collectively, the “Bank Debt”), with a new five year unsecured $250 million Senior Credit Facility (the “Credit Facility”) with a syndicate of seven banks. The proceeds of the Credit Facility were used in part to fund the $190 million purchase of the Pop Secret business from General Mills and for ongoing operational needs, as well as to repay the Senior Notes. An early termination fee of $2.6 million was incurred in connection with the prepayment of the Senior Notes.
     The Credit Facility consists of a $125 million revolving credit line and a $125 million term loan. At October 31, 2009, there were no borrowings outstanding on the revolving credit line. Principal payments on the term loan outstanding are $15 million, $20 million, $25 million and $55 million annually, in each of the four succeeding years (due quarterly, commencing October 31, 2009). The Company paid down $10 million of this term loan in fiscal year 2009. In addition, the Company is required to pay down the term loan at a faster rate in the event cash flows and leverage exceed certain specified levels. The interest rate for the entire Credit Facility is tied to LIBOR, plus a credit spread linked to our leverage ratio. As of October 31, 2009 the interest rate was 2.70%.
     The Credit Facility subjects the Company to financial and other covenants (including a debt-to-EBITDA ratio and limitations on dividends) and certain customary events of default. As of October 31, 2009, the Company was in compliance with all applicable financial covenants. The Credit Facility also requires an annual compliance certificate from the Company’s independent certified public accountants that they are not aware of any defaults under the financial covenants. Since disclosure that the Company was in compliance with applicable financial covenants has been included in the Company’s fiscal 2009 annual report on Form 10-K, the Company did not request the compliance certificate and the syndicate banks have waived the certificate requirement for 2009.
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

     Components of net periodic benefit cost for the three months ended October 31 were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Service cost	$161	$148	$16	$26
Interest cost	299	270	33	71
Expected return on plan assets	(238)	(265)	—	—
Amortization of prior service cost	6	7	—	—
Amortization of net loss / (gain)	128	13	(206)	(135)

Net periodic benefit cost / (income)	$356	$173	$(157)	$(38)

     The Company recognized defined contribution plan expenses of $161 and $120 for the three months ended October 31, 2009 and 2008, respectively.
(11) Contingencies
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
     We are a branded food company specializing in processing, marketing and distributing culinary, in-shell and ingredient nuts and snack products. Our company was founded in 1912 and has a strong heritage in the walnut market under the Diamond of California brand. On July 26, 2005 we converted from an agricultural cooperative association to a Delaware corporation and completed the initial public offering of our common stock. As a public company, our focus is on building stockholder value. We intend to expand our existing business, and to continue to introduce higher-value branded products in our culinary and snack product lines, including snack products marketed under our Emerald and Pop Secret brand names. The acquisition of Pop Secret is anticipated to provide supply chain economies of scale and cross promotional opportunities with our other brands. Our products are sold in over 60,000 retail locations in the United States and in over 100 countries. We sell products to approximately 1,250 customers, including over 140 international customers. In general, we sell directly to retailers, particularly large national grocery store and drug store chains, and indirectly through wholesale distributors who serve independent and small regional retail grocery store chains and convenience stores. We also sell our products to mass merchandisers, club stores, convenience stores and through other retail channels.
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

Results of Operations
     Net sales were $180.6 million and $195.5 million for the three months ended October 31, 2009 and 2008, respectively. The decrease in net sales was primarily due to lower volume related to a later walnut harvest in 2009, price deflation associated with lower input costs and continued rationalization of non-strategic SKUs. This was partially offset by strong snack sales.
     Net sales by channel (in thousands):

	October 31,		% Change from
	2009	2008	2008 to 2009

North American Retail (1)	$144,156	$150,481	-4.2%
International	23,119	31,343	-26.2%
North American Ingredient/Food Service	12,763	12,960	-1.5%
Other	603	742	-18.7%

Total	$180,641	$195,526	-7.6%

(1)	North American Retail represents sales of our culinary, snack and in-shell nuts in North America.
     The decrease in North American Retail and International sales was mainly due to lower volume related to a later walnut harvest, price deflation associated with lower input costs and continued rationalization of non-strategic SKUs. This was partially offset by a 64% increase in snack sales.
     Sales of walnuts, other nuts and popcorn products as a percentage of net sales were:

	October 31,
	2009	2008
Walnuts	46.0%	57.2%
Other nuts and popcorn products	54.0%	42.8%

Total	100.0%	100.0%

     Sales to Wal-Mart Stores, Inc. represented approximately 16.1% and 21.7% of total net sales for the three months ended October 31, 2009 and 2008, respectively. Sales to Costco Wholesale Corporation were less than 10.0% of total net sales for the three months ended October 31, 2009. Sales to Costco Wholesale Corporation represented approximately 12.0% of total net sales for the three months ended October 31, 2008.
     Gross Profit. Gross profit as a percentage of net sales for the three months ended October 31, 2009 and 2008 was 25.2% and 21.0%, respectively. Gross profit for the three months ended October 31, 2009 increased mainly due to favorable product mix, transitioning product sales to retail from international and ingredient, favorable impact of Pop Secret sales, favorable input costs and the result of cost efficiency initiatives.
     Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation, and facility costs. Selling, general and administrative expenses were $13.5 million and $15.8 million, and 7.5% and 8.1% as a percentage of net sales for the three months ended October 31, 2009 and 2008, respectively. The decrease was mainly due to transition service and other duplicative expenses associated with the Pop Secret acquisition incurred in 2008.
     Advertising. Advertising expense was $6.3 million and $5.9 million, and 3.5% and 3.0% as a percentage of net sales for the three months ended October 31, 2009 and 2008, respectively. The increase was mainly due to the launch of our Feed Your Fingers campaign, which features in-store and online marketing.
     Interest. Interest expense was $1.2 million and $1.4 million, and 0.7% as a percentage of net sales for the three months ended October 31, 2009 and 2008.

     Other expense. There was no other expense during the three months ended October 31, 2009. Other expense was $0.9 million and 0.5% as a percentage of net sales for the three months ended October 31, 2008. The other expense in 2008 was due to a $2.6 million payment on the early termination of debt, partially offset by a gain on the sale of emission reduction credits of $1.7 million.
     Income Taxes. The effective tax rate for the three months ended October 31, 2009 and 2008 was approximately 38.9% and 37.5%, respectively. Income tax expense for fiscal year 2010 is expected to be approximately 38% - 39% of pre-tax income before the impact of any discrete tax items.
Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     During the three months ended October 31, 2009, cash used in operating activities was $11.5 million compared to $59.2 million for the three months ended October 31, 2008. The decrease was primarily due to improved profitability and better working capital management. Cash used in investing activities was $2.0 million during the three months ended October 31, 2009 compared to $193.8 million for the three months ended October 31, 2008. This change was mainly due to the acquisition of the Pop Secret popcorn business in 2008. Cash used in financing activities during the three months ended October 31, 2009 was $4.7 million compared to $183.5 million of cash provided by financing activities for the three months ended October 31, 2008. This change was mainly due to borrowings in 2008 to fund the Pop Secret acquisition.
     On September 15, 2008, we replaced our $20 million Senior Notes due December 2013 (the “Senior Notes”), the Credit Agreement dated December 2, 2004, between us and Bank of the West, and the Master Loan Agreement dated February 23, 2004, between us and CoBank ACB, as amended (collectively, the “Bank Debt”) with a new five year unsecured $250 million Senior Credit Facility (the “Credit Facility”) with a syndicate of seven banks. The proceeds of the Credit Facility were used in part to fund the $190 million purchase of the Pop Secret business from General Mills and ongoing operational needs, as well as to repay the Senior Notes. An early termination fee of $2.6 million was incurred in connection with the prepayment of the Senior Notes.
     The Credit Facility consists of a $125 million revolving credit line and a $125 million term loan. Principal payments on the term loan outstanding are $15 million, $20 million, $25 million and $55 million, annually over the succeeding four years (due quarterly, commencing October 31, 2009). We paid down $10 million on this term loan in fiscal year 2009. In addition, there is a provision that requires us to pay down the term loan at a faster rate in the event cash flows exceed certain specified levels. The interest rate for the entire Credit Facility is tied to LIBOR, plus a credit spread linked to our leverage ratio.
     The Credit Facility subjects us to financial and other covenants (including a debt-to-EBITDA ratio and limitations on dividends) and certain customary events of default. As of October 31, 2009, we were in compliance with all applicable financial covenants. The Credit Facility also requires an annual compliance certificate from our independent certified public accountants that they are not aware of any defaults under the financial covenants. Since disclosure that we were in compliance with applicable financial covenants has been included in our fiscal 2009 annual report on Form 10-K, we did not request the compliance certificate and the syndicate banks have waived the certificate requirement for 2009.
     Working capital and stockholders’ equity were $63.5 million and $188.1 million at October 31, 2009 compared to $51.4 million and $173.3 million at July 31, 2009 and $34.6 million and $157.6 million at October 31, 2008. The increase in working capital was mainly due to the reduction of notes payable.
     We believe our cash and cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our Credit Facility, will be sufficient to fund our contractual commitments, repay obligations as required, and fund our operational requirements for at least the next twelve months.

Contractual Obligations and Commitments
     Contractual obligations and commitments at October 31, 2009 are as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year (d)	Years	Years	5 Years
Long-term obligation	$111.3	$11.3	$45.0	$55.0	$—
Interest on long-term obligations (a)	4.4	1.4	2.4	0.6	—
Operating leases	11.0	2.6	3.8	3.0	1.6
Purchase commitments (b)	1.3	1.3	—	—	—
Pension liability	20.7	0.3	1.0	8.0	11.4
Other long-term liabilities (c)	2.5	0.2	0.4	1.3	0.6

Total	$151.2	$17.1	$52.6	$67.9	$13.6

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of October 31, 2009.

(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity.

(c)	Excludes $0.6 million in deferred rent liabilities, $0.4 million of non-current deferred tax liabilities and $0.1 million of other non-current liabilities.

(d)	Represents obligations and commitments for the remaining nine months of fiscal year 2010.
Effects of Inflation
     There has been no material change in our exposure to inflation from that discussed in our 2009 Annual Report on Form 10-K.
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
     Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the buyer (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of estimated rebates, introductory or slotting payments, coupons, promotion and marketing allowances. Customers have the right to return certain products. Product returns are estimated based upon historical results and are reflected as a reduction in net sales.
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
     Valuation of Long-lived and Intangible Assets and Goodwill. We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with ASC 360, “Property, Plant, and Equipment.” Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, “Intangibles — Goodwill and Other,” or more often if there are indications of possible impairment.

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
     We perform our annual goodwill impairment test required by ASC 350 in the fourth quarter of each year. In testing goodwill for impairment, we initially compare the fair value of the Company’s single reporting unit with the net book value of the Company since it represents the carrying value of the reporting unit. We have one operating and reportable segment. If the fair value of the reporting unit is less than the carrying value of the reporting unit, we perform an additional step to determine the implied fair value of goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all assets and liabilities and then computing the excess of the reporting units’ fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, the excess represents the amount of goodwill impairment. Accordingly, we would recognize an impairment loss in the amount of such excess. Our impairment assessment employs present value techniques and involves the use of significant estimates and assumptions, including a projection of future revenues, gross margins, operating costs and cash flows, as well as general economic and market conditions and the impact of planned business and operational strategies. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates. We also consider the estimated fair value of our reporting unit in relation to the Company’s market capitalization.
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
     Income Taxes. We account for income taxes in accordance with ASC 740, “Income Taxes.” This guidance requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered.
     Accounting for Stock-Based Compensation. We account for stock-based compensation arrangements, including stock option grants and restricted stock awards, in accordance with the provisions of ASC 718, “Compensation — Stock Compensation.” Under this guidance, compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility, and forfeiture rates that determine the stock options’ fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to increase or decrease compensation expense, which could be material to our results of operations.
Recent Accounting Pronouncements
     See Note 2 of the condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in our exposure to market risk from that discussed in our 2009 Annual Report on Form 10-K.
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
     In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our President and Chief Executive Officer and Chief Financial and Administrative Officer, based upon their evaluation as of October 31, 2009, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective.
     As of October 31, 2009, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total number of	Approximate Dollar
	Total number	Average price	shares repurchased as	value of shares
	of shares	paid per	part of publicly	that may yet be purchased
Period	repurchased (1)	share	announced plans	under the plans

Repurchases from August 1 - August 31, 2009	22,384	$27.33	—	$—
Repurchases from September 1 - September 30, 2009	2,183	$27.53	—	$—
Repurchases from October 1 - October 31, 2009	63	$32.73	—	$—

Total	24,630	$27.36	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.
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

DIAMOND FOODS, INC.
Date: December 3, 2009	By:	/s/ Steven M. Neil
Steven M. Neil
Chief Financial and Administrative Officer and duly authorized officer