Form 10-Q
period 2010-01-31
Diamond Foods Inc
filed 2010-02-25
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares of common stock outstanding as of January 31, 2010: 16,629,076

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	January 31,	July 31,	January 31,
	2010	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,962	$24,802	$2,194
Trade receivables, net	54,652	33,492	47,981
Inventories	149,053	85,027	158,846
Deferred income taxes	12,908	13,109	7,387
Prepaid income taxes	1,661	735	—
Prepaid expenses and other current assets	2,819	2,859	3,179

Total current assets	233,055	160,024	219,587
Property, plant and equipment, net	50,916	51,115	50,146
Deferred income taxes	6,269	6,230	4,213
Goodwill	75,243	76,076	77,916
Other intangible assets, net	96,951	97,883	100,101
Other long-term assets	3,700	3,564	4,246

Total assets	$466,134	$394,892	$456,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$—	$15,000
Current portion of long-term debt	15,872	15,000	12,500
Accounts payable and accrued liabilities	79,171	64,453	61,456
Payable to growers	76,976	29,149	88,017

Total current liabilities	172,019	108,602	176,973
Long-term obligations	81,650	100,085	107,655
Deferred income taxes	3,060	1,221	—
Other liabilities	12,240	11,643	7,701
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 16,857,118, 16,753,796 and 16,575,473 shares issued and 16,629,076, 16,552,019 and 16,384,668 shares outstanding at January 31, 2010, July 31, 2009 and January 31, 2009, respectively	17	17	17
Treasury stock, at cost: 228,042, 201,777 and 190,805 shares held at January 31, 2010, July 31, 2009 and January 31, 2009, respectively	(4,986)	(4,256)	(3,966)
Additional paid-in capital	124,894	122,817	116,248
Accumulated other comprehensive income (loss)	(1,067)	(1,296)	940
Retained earnings	78,307	56,059	50,641

Total stockholders’ equity	197,165	173,341	163,880

Total liabilities and stockholders’ equity	$466,134	$394,892	$456,209

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2010	2009	2010	2009

Net sales	$184,169	$150,588	$364,810	$346,114
Cost of sales	143,591	116,622	278,741	271,079

Gross profit	40,578	33,966	86,069	75,035
Operating expenses:
Selling, general and administrative	15,338	15,914	28,835	31,686
Advertising	12,150	6,210	18,442	12,060

Total operating expenses	27,488	22,124	47,277	43,746

Income from operations	13,090	11,842	38,792	31,289
Interest expense, net	916	2,157	2,164	3,606
Other expense, net	—	—	—	898

Income before income taxes	12,174	9,685	36,628	26,785
Income taxes	3,360	3,541	12,884	9,945

Net income	$8,814	$6,144	$23,744	$16,840

Earnings per share:
Basic	$0.53	$0.38	$1.43	$1.03
Diluted	$0.52	$0.37	$1.39	$1.01
Shares used to compute earnings per share:
Basic	16,280	15,950	16,280	15,966
Diluted	16,764	16,260	16,735	16,327

Dividends declared	$0.045	$0.045	$0.090	$0.090
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,744	$16,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,432	4,834
Stock-based compensation	1,401	2,167
Excess tax benefit from ESPP and stock option transactions	(302)	(359)
Deferred income taxes	2,039	1,589
Changes in assets and liabilities (excluding business acquired):
Trade receivables	(21,160)	(1,725)
Inventories	(64,026)	(63,503)
Accounts payable and accrued liabilities	15,979	15,709
Payable to growers	47,827	31,075
Other, net	(420)	1,897

Net cash provided by operating activities	10,514	8,524

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	159	63
Purchase of property, plant and equipment	(4,343)	(2,684)
Acquisition of Pop Secret	(62)	(190,224)

Net cash used in investing activities	(4,246)	(192,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings, net	—	15,000
Proceeds from issuance of long-term debt	—	125,000
Payment of long-term debt	(17,558)	(25,085)
Debt issuance costs	—	(1,973)
Dividends paid	(1,496)	(1,474)
Excess tax benefit from ESPP and stock option transactions	302	359
Other, net	(356)	409

Net cash provided by (used in) financing activities	(19,108)	112,236

Net decrease in cash and cash equivalents	(12,840)	(72,085)
Cash and cash equivalents:
Beginning of period	24,802	74,279

End of period	$11,962	$2,194

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,523	$3,810
Income taxes	7,963	8,181
Non-cash investing activity:
Accrued capital expenditures	160	138
Liabilities related to Pop Secret acquisition	—	3,500
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended January 31, 2010 and 2009
(In thousands, except share and per share information, unaudited)
(1) Organization and Basis of Presentation
     Diamond Foods, Inc. (the “Company” or “Diamond”) processes, markets and distributes snack products, culinary, in-shell and ingredient nuts. The Company sells products worldwide to national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores and other retail channels
     The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2009 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition at January 31, 2010, the results of the Company’s operations for the three and six months ended January 31, 2010 and 2009, and cash flows for the six months ended January 31, 2010 and 2009. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2009 Annual Report on Form 10-K. Operating results for the three and six months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010. Management evaluated the Company’s condensed consolidated financial statements for the three and six months ended January 31, 2010 for subsequent events through February 25, 2010, the date the condensed consolidated financial statements were issued.
     Total comprehensive income was $8,814 and $23,973 for the three and six months ended January 31, 2010 and $5,692 and $16,196 for the three and six months ended January 31, 2009.
     Certain prior period amounts have been reclassified to conform to the current period presentation.
(2) Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends Accounting Standards Codification (“ASC”) 820. This update clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This update also includes amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The new disclosures and clarifications are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.
     In December 2008, the FASB issued ASC 715-20, “Compensation —Retirement Benefits.” This guidance requires additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. ASC 715-20 will be effective for the Company’s fiscal years ending after July 31, 2010. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.
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
     ASC 820 requires that assets and liabilities carried at fair value be measured using the following three levels of inputs:
     Level 1: Quoted market prices in active markets for identical assets or liabilities
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
     Level 3: Unobservable inputs that are not corroborated by market data
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company’s derivative liabilities measured at fair value on a recurring basis based on observable Level 2 inputs are $424, $250 and $91 for the periods ended January 31, 2010, July 31, 2009 and January 31, 2009, respectively.
     The Company has elected to use the income approach to value the derivative, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under ASC 820, the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of the derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.
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

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2010	2009	2010	2009
Average expected life, in years	6	6	6	6
Expected volatility	46.00%	36.00%	46.00%	36.00%
Risk-free interest rate	3.56%	2.78%	3.50%	3.28%
Dividend rate	0.55%	0.73%	0.57%	0.70%
     The following table summarizes stock option activity during the six months ended January 31, 2010:

			Weighted average
		Weighted average	remaining	Aggregate intrinsic
	Number of Shares	exercise price per	contractual life	value (in
	(in thousands)	share	(in years)	thousands)
Outstanding at July 31, 2009	1,332	$18.54
Granted	10	33.00
Exercised	(21)	17.89
Cancelled	(1)	17.67

Outstanding at January 31, 2010	1,320	18.66	6.5	$22,783

Exercisable at January 31, 2010	1,125	17.84	6.1	20,330
     The weighted average fair value per share of stock options granted during the six months ended January 31, 2010 was $15.17 (there were no stock options granted during the three months ended January 31, 2010). The weighted average fair value per share of stock options granted during the three and six months ended January 31, 2009 was $9.25 and $10.36, respectively. The fair value per share of options vested during the three and six months ended January 31, 2010 was $6.43 and $7.14, respectively. The fair value per share of options vested during the comparable periods in 2009 was $6.09 and $6.32, respectively.

     Changes in the Company’s nonvested stock options during the six months ended January 31, 2010 are summarized as follows:

		Weighted average
	Number of Shares	grant date fair
	(in thousands)	value per share

Nonvested at July 31, 2009	225	$8.62
Granted	10	15.18
Vested	(40)	7.14

Nonvested at January 31, 2010	195	9.22

     As of January 31, 2010, there was approximately $1.1 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of one year.
     Restricted Stock Awards: As of January 31, 2010, there were 345,420 shares of restricted stock outstanding. Restricted stock activity during the six months ended January 31, 2010 is summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share

Outstanding at July 31, 2009	336	$21.78
Granted	94	28.62
Vested	(73)	21.06
Cancelled	(12)	20.71

Outstanding at January 31, 2010	345	23.84

     The weighted average fair value per share of restricted stock granted during the three and six months ended January 31, 2010 was $30.58 and $28.62, respectively. The weighted average fair value per share of restricted stock granted during the three and six months ended January 31, 2009 was $25.16 and $25.81, respectively. The fair value per share of restricted stock vested during the three and six months ended January 31, 2010 was $23.02 and $21.06, respectively. The fair value per share of restricted stock vested during the three and six months ended January 31, 2009 was $20.78 and $18.29, respectively.
     As of January 31, 2010, there was $7.0 million of unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.5 years.
(5) Earnings Per Share
     The Company adopted certain amendments to ASC 260-10 on August 1, 2009, which impacted the determination and reporting of earnings per share by requiring the inclusion of restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). Including these shares in the Company’s earnings per share calculation during periods of net income has the effect of diluting both basic and diluted earnings per share. As a result of adopting the amendments to ASC 260-10, prior period basic and diluted shares outstanding, as well as the related per share amounts presented below, have been adjusted retroactively. The retroactive application of the two-class method did not result in a change to previously reported basic and diluted earnings per share for the three and six months ended January 31, 2009.

     The computations for basic and diluted earnings per share are as follows:

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2010	2009	2010	2009
Numerator:
Net income	$8,814	$6,144	$23,744	$16,840
Less: income allocated to participating securities	(184)	(160)	(487)	(392)

Income attributable to common shareholders — basic	8,630	5,984	23,257	16,448

Add: undistributed income attributable to participating securities	169	141	456	355
Less: undistributed income reallocated to participating securities	(164)	(138)	(444)	(347)

Income attributable to common shareholders — diluted	$8,635	$5,987	$23,269	$16,456

Denominator:
Weighted average shares outstanding — basic	16,280	15,950	16,280	15,966
Dilutive shares — stock options	484	310	455	361

Weighted average shares outstanding — diluted	16,764	16,260	16,735	16,327

Income per share attributable to common shareholders (1):
Basic	$0.53	$0.38	$1.43	$1.03
Diluted	$0.52	$0.37	$1.39	$1.01

(1)	Certain computations may reflect rounding adjustments.
     Options to purchase 10,000 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $31.65 for the six months ended January 31, 2010, and therefore their effect would be antidilutive. There were no options excluded during the three months ended January 31, 2010. Options to purchase 118,000 and 75,500 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $24.66 and $25.70 for the three and six months ended January 31, 2009, and therefore their effect would be antidilutive.
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
(7) Balance Sheet Items
     Inventories consisted of the following:

	January 31,	July 31,	January 31,
	2010	2009	2009

Raw materials and supplies	$86,864	$25,678	$96,731
Work in process	17,452	13,217	21,897
Finished goods	44,737	46,132	40,218

Total	$149,053	$85,027	$158,846

     In the quarter ended January 31, 2010, the Company changed its estimate in expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $2.6 million for walnut sales recognized in the first quarter of fiscal year 2010. In the quarter ended January 31, 2009, the Company changed its estimate in expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $2.5 million for walnut sales recognized in the first quarter of fiscal year 2009.
     Accounts payable and accrued liabilities consisted of the following:

	January 31,	July 31,	January 31,
	2010	2009	2009

Accounts payable	$45,874	$32,222	$28,179
Accrued promotion	18,727	19,511	21,594
Accrued salaries and benefits	8,238	11,034	7,441
Income taxes payable	4,225	—	2,469
Other	2,107	1,686	1,773

Total	$79,171	$64,453	$61,456

(8) Intangible Assets and Goodwill
     The changes in the carrying amount of goodwill are as follows:

Balance as of July 31, 2009	$76,076
Purchase price allocation changes	(833)

Balance as of January 31, 2010	$75,243

     Other intangible assets consisted of the following:

	January 31,	July 31,	January 31,
	2010	2009	2009
Brand intangibles (not subject to amortization)	$62,500	$62,500	$62,500
Intangible assets subject to amortization:
Customer contracts and related relationships	37,300	37,300	37,300
Trademarks and trade names	—	—	1,600

Total intangible assets subject to amortization	37,300	37,300	38,900

Total other intangible assets, gross	99,800	99,800	101,400

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(2,849)	(1,917)	(985)
Trademarks and trade names	—	—	(314)

Total amortization	(2,849)	(1,917)	(1,299)

Total other intangible assets, net	$96,951	$97,883	$100,101

     During the quarter ended July 31, 2009, the Company recorded a $1.2 million non-cash impairment charge to write off the unamortized balance of the Harmony/Homa trademark and trade names, since we no longer utilized them as primary trade dress and concluded that they have no future value. This amount was included in selling, general and administrative expenses on the Consolidated Statements of Operations.
     Identifiable intangible asset amortization expense annually for each of the five succeeding years will amount to approximately $1,865 and will approximate $933 for the remainder of fiscal year 2010.
(9) Credit Facilities and Long-Term Obligations
     The Company’s current Credit Facility consists of a $125 million revolving credit line and a $97.5 million term loan. Scheduled principal payments on the outstanding term loan are $6.8 million, $18.1 million, $22.7 million and $49.9 million in fiscal 2010, 2011, 2012 and 2013 (due quarterly). The Company paid down $10 million on this term loan in fiscal year 2009. In addition, the Company is required to pay down the term loan at a faster rate in the event cash flows exceed certain specified levels. The interest rate for the existing Credit Facility is tied to LIBOR, plus a credit spread linked to the company’s leverage ratio. For the three and six months ended January 31, 2010, the average interest rate was 2.39% and 2.58%, respectively.
     The Credit Facility subjects the Company to financial and other covenants (including a debt-to-EBITDA ratio and limitations on dividends) and certain customary events of default. As of January 31, 2010, the Company was in compliance with all applicable financial covenants. The Credit Facility also requires an annual compliance certificate from the Company’s independent certified public accountants that they are not aware of any defaults under the financial covenants. Since disclosure that the Company was in compliance with applicable financial covenants has been included in the Company’s fiscal 2009 annual report on Form 10-K, the Company did not request the compliance certificate and the syndicate banks have waived the certificate requirement for 2009.
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

     Components of net periodic benefit cost for the three and six months ended January 31 were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	January, 31		January, 31		January, 31		January, 31
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$162	$148	$323	$296	$15	$26	$31	$52
Interest cost	299	270	598	540	34	71	67	142
Expected return on plan assets	(238)	(265)	(476)	(530)	—	—	—	—
Amortization of prior service cost	7	7	13	14	—	—	—	—
Amortization of net loss / (gain)	127	13	255	26	(206)	(135)	(412)	(270)

Net periodic benefit cost / (income)	$357	$173	$713	$346	$(157)	$(38)	$(314)	$(76)

     The Company recognized defined contribution plan expenses of $120 and $281 for the three and six months ended January 31, 2010 and $133 and $253 for the three and six months ended January 31, 2009.
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
(12) Subsequent Events
     On February 25, 2010, Diamond agreed to acquire Kettle Foods by purchasing from Lion/Stove Luxembourg Investment 2 S.a.r.l. the entire issued share capital of Lion/Stove Luxembourg Investment 2 S.a.r.l., for approximately $615 million in cash, subject to possible closing adjustments. Diamond intends to use net proceeds from an equity offering to pay a portion of the purchase price and to fund the remainder from cash on hand and borrowings under the new Secured Credit Facility discussed below. The acquisition includes all Kettle Foods’ operations, which are located in the United States and the United Kingdom. The Company expects that this acquisition will be consummated by the end of fiscal year 2010.
     On February 25, 2010, Diamond entered into an agreement to replace the existing credit facility with a new five-year $600 million secured credit facility, referred to as the Secured Credit Facility, with a syndicate of lenders, for whom Bank of America, N.A. is acting as administrative agent and Banc of America Securities and Barclays Capital acted as joint lead arrangers and book managers. The Company intends to use borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition, to repay borrowings under the existing credit facilities, and to fund ongoing operations. The implementation of Diamond’s new Secured Credit Facility is conditioned upon the consummation of the Kettle Foods acquisition.
     Diamond’s new Secured Credit Facility consists of a $200 million revolving credit facility and a $400 million term loan facility. The term loan facility will be subject to quarterly amortization of principal, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. Borrowings under the Secured Credit Facility will bear interest, at Diamond’s option, at either the agent’s base rate or the LIBOR rate, plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio (defined as the ratio of total debt to EBITDA). Diamond’s new Secured Credit Facility also provides for customary affirmative and negative covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are an innovative packaged food company focused on building, acquiring and energizing brands. Our company was founded in 1912 and has a proven track record of growth, which is reflected in the growth of our revenues from approximately $201 million in fiscal 2000 to approximately $571 million in fiscal 2009. We specialize in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, we complemented our strong heritage in the culinary nut market under the Diamond of California® brand by launching a full line of snack nuts under the Emerald® brand. In September 2008, we acquired the Pop Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with our existing brands. We sell our products to worldwide, national, regional and independent grocery, drug and covenience store chains, as well as to mass merchandisers, club stores and other retail channels. International sales aggregated approximately $69 million for fiscal 2009.
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
Results of Operations
     Net sales were $184.2 million and $364.8 million for the three and six months ended January 31, 2010. Net sales were $150.6 million and $346.1 million for the three and six months ended January 31, 2009. For the three and six months ended January 31, 2010, the increase in net sales was primarily due to strong snack, international and ingredient sales.
     Net sales by channel (in thousands):

	Three Months Ended			Six Months Ended
	January 31,		% Change from	January 31,		% Change from
	2010	2009	2009 to 2010	2010	2009	2009 to 2010

North American Retail (1)	$132,248	$130,802	1.1%	$276,404	$281,283	-1.7%
International	36,039	12,854	180.4%	59,158	$44,197	33.9%
North American Ingredient/Food Service	14,879	6,246	138.2%	27,642	$19,206	43.9%
Other	1,003	686	46.2%	1,606	$1,428	12.5%

Total	$184,169	$150,588	22.3%	$364,810	$346,114	5.4%

(1)	North American Retail represents sales of our culinary, snack and in-shell nuts in North America.
     For the three months ended January 31, 2010, the increase in North American Retail sales resulted from higher sales of snack products, which increased by 17.4%. This was offset in part by lower culinary sales as a result of price deflation associated with lower input costs. International and North American Ingredient/Food Service sales increased for the three months ended January 31, 2010 primarily as a result of higher volume. For the six months ended January 31, 2010, the decrease in North American Retail sales was primarily due to lower culinary and in-shell sales as a result of price deflation associated with lower input costs and continued rationalization of non-strategic SKUs. This was partially offset by strong snack sales. International and North American Ingredient/Food Service sales increased for the six months ended January 31, 2010 mainly due to higher volume.

     Sales of walnuts, other nuts and popcorn products as a percentage of net sales were:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

Walnuts	51.4%	41.9%	48.7%	50.5%
Other nuts and popcorn products	48.6%	58.1%	51.3%	49.5%

Total	100.0%	100.0%	100.0%	100.0%

     Sales to Wal-Mart Stores, Inc. represented approximately 15.2% and 15.6% of total net sales for the three and six months ended January 31, 2010 and 19.7% and 20.8% of total net sales for the three and six months ended January 31, 2009. Sales to Costco Wholesale Corporation represented approximately 10.0% and less than 10.0% of total net sales for the three and six months ended January 31, 2010 and 16.7% and 14.0% of total net sales for the three and six months ended January 31, 2009.
     Gross profit. Gross profit as a percentage of net sales was 22.0% and 23.6% for the three and six months ended January 31, 2010 and 22.6% and 21.7% for the three and six months ended January 31, 2009. Gross profit as a percentage of net sales for the three months ended January 31, 2010 declined mainly due to product mix, as the later walnut harvest resulted in significantly greater sales of bulk and ingredient products in the second quarter this year compared to last year. Gross profit as a percentage of net sales for the six months ended January 31, 2010 increased mainly due to favorable product mix, favorable input costs and the result of cost efficiency initiatives. In the quarter ended January 31, 2010, we changed our estimate in expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $2.6 million for walnut sales recognized in the first quarter of fiscal year 2010. In the quarter ended January 31, 2009, we changed our estimate in expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $2.5 million for walnut sales recognized in the first quarter of fiscal year 2009.
     Selling, General and Administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $15.3 million and $28.8 million for the three and six months ended January 31, 2010 and $15.9 million and $31.7 million for the three and six months ended January 31, 2009. Selling, general and administrative expenses as a percentage of net sales were 8.3% and 7.9% for the three and six months ended January 31, 2010 and 10.6% and 9.2% for the three and six months ended January 31, 2009. The decrease was mainly due to transition service and other duplicative expenses associated with the Pop Secret acquisition incurred in fiscal year 2009.
     Advertising. Advertising expenses were $12.2 million and $18.4 million for the three and six months ended January 31, 2010 and $6.2 million and $12.1 million for the three and six months ended January 31, 2009. Advertising expenses as a percentage of net sales were 6.6% and 5.1% for the three and six months ended January 31, 2010 and 4.1% and 3.5% for the three and six months ended January 31, 2009. The higher percentages in the current year related principally to the production of the 2010 Super Bowl commercial, three new Pop Secret commercials and the launch of our “Feed your Fingers” campaign, which features in-store and on-line marketing.
     Interest expense, net. Net interest expense was $0.9 million and $2.2 million for the three and six months ended January 31, 2010 and $2.2 million and $3.6 million for the three and six months ended January 31, 2009. Net interest expense as a percentage of net sales was 0.5% and 0.6% for the three and six months ended January 31, 2010 and 1.4% and 1.0% for the three and six months ended January 31, 2009. The decrease was mainly due to lower borrowing levels.
     Income taxes. The effective tax rate for the three and six months ended January 31, 2010 was approximately 28% and 35%. The reduction in the income tax rate for the three and six months ended January 31, 2010 is primarily due to the recording of discrete tax items that resulted from filings for federal and state tax credits during the quarter. The effective tax rate for the three and six months ended January 31, 2009 was approximately 37%. Income tax expense for the last six months of fiscal year 2010 is expected to be approximately 38%.

Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     During the six months ended January 31, 2010, cash generated from operating activities was $10.5 million compared to $8.5 million during the six months ended January 31, 2009. The increase in cash from operating activities was primarily due to improved profitability. Cash used in investing activities was $4.2 million during the six months ended January 31, 2010 compared to $192.8 million in 2009. This change was mainly due to the acquisition of the Pop Secret popcorn business in fiscal year 2009. Cash used in financing activities during the six months ended January 31, 1010 was $19.1 million compared to $112.2 million of cash provided by financing activities in 2009. This change was primarily due to borrowings in fiscal year 2009 to fund the Pop Secret acquisition.
     Our current Credit Facility consists of a $125 million revolving credit line and a $97.5 million term loan. Scheduled principal payments on the outstanding term loan are $6.8 million, $18.1 million, $22.7 million and $49.9 million in fiscal 2010, 2011, 2012 and 2013 (due quarterly). We paid down $10 million on this term loan in fiscal year 2009. In addition, we are required to pay down the term loan at a faster rate in the event cash flows exceed certain specified levels. The interest rate for the existing Credit Facility is tied to LIBOR, plus a credit spread linked to our leverage ratio.
     The Credit Facility subjects us to financial and other covenants (including a debt-to-EBITDA ratio and limitations on dividends) and certain customary events of default. As of January 31, 2010, we were in compliance with all applicable financial covenants. The Credit Facility also requires an annual compliance certificate from our independent certified public accountants that they are not aware of any defaults under the financial covenants. Since disclosure that we were in compliance with applicable financial covenants has been included in our fiscal 2009 annual report on Form 10-K, we did not request the compliance certificate and the syndicate banks have waived the certificate requirement for 2009.
     Working capital and stockholders’ equity were $61.0 million and $197.2 million at January 31, 2010 compared to $51.4 million and $173.3 million at July 31, 2009 and $42.6 million and $163.9 million at January 31, 2009. The increase in working capital was mainly due to the reduction of the revolving line of credit.
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
     We have entered into long-term Walnut Purchase Agreements with growers, under which they deliver their entire walnut crop to us during the Fall harvest season and we determine the purchase price for this inventory by March 31, or later, of the following year. This purchase price will be a price determined by us in good faith, taking into account market conditions, crop size, quality, and nut varieties, among other relevant factors. Since the ultimate price to be paid will be determined each March, or later, subsequent to receiving the walnut crop, we must make an estimate of this price for interim financial statements. Those estimates may subsequently change and the effect of the change could be significant. In the quarter ended January 31, 2010, we changed our estimate in expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $2.6 million for walnut sales recognized in the first quarter of fiscal year 2010. In the quarter ended January 31, 2009, we changed our estimate in expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $2.5 million for walnut sales recognized in the first quarter of fiscal year 2009.
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
     We test our brand intangible assets not subject to amortization for impairment annually, in the fourth quarter of each year, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing brand intangibles for impairment, we compare the fair value with the carrying value. The determination of fair value is based on a discounted cash flow analysis, using inputs such as forecasted future revenues attributable to the brand, assumed royalty rates, and a risk-adjusted discount rate that approximates our estimated cost of capital. If the carrying value exceeds the estimated fair value, the brand intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of the brand intangible asset.
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
     In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our President and Chief Executive Officer and Chief Financial and Administrative Officer, based upon their evaluation as of January 31, 2010, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective.
     As of January 31, 2010, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
     An investment in our common stock involves various material risks. You should carefully consider the risks set forth below, as well as all of the other information contained in the prospectus supplement and the accompanying prospectus, before deciding to invest in our common stock. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition, results of operations and cash flows.
     Risks Related to Our Business
     We could be required to conduct product recalls. Concerns with the safety and quality of food products could harm our sales or cause consumers to avoid our products.
     The sale of food products for human consumption involves risk of injury to consumers. We face risks associated with product liability claims and product recalls if our products cause injury, illness or death, or become adulterated, mislabeled or misbranded. Our products may be subject to product tampering and to contamination risks, such as mold, bacteria, insects and other pests, shell fragments, cross-contamination and off-flavor contamination. If any of our products were to be tampered with, or become tainted in any of these respects and we were unable to detect this prior to shipment, our products could be subject to a recall. Our ability to sell products could be reduced if governmental agencies conclude that our products have been tampered with, or that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. A significant product recall could cause our products to be unavailable for a period of time and reduce our sales. Adverse publicity could result in a loss of consumer confidence in our products and also reduce our sales. Product liability claims and product recalls could increase our expenses and have a material adverse effect on demand for our products and, consequently, reduce our sales, net income and liquidity.
     Government regulations could increase our costs of production and our costs of legal and regulatory compliance.
     As a food company, we are subject to extensive government regulation, including regulation of the manufacturing, importation, processing, packaging, storage, distribution and labeling of our products. We are also subject to environmental regulations governing the discharge into the air, and the generation, handling, storage, transportation, treatment and disposal of waste materials. California’s Proposition 65 requires warning labels on products sold in California that contain any substance listed as having been found to cause cancer or birth defects. California has placed on the Proposition 65 list a naturally-occurring chemical compound, known as acrylamide, that is formed in the process of cooking foods, including cereal, coffee, crackers, french fries, potato chips and many others. A number of potato chip manufacturers, including Kettle Foods, have entered into a settlement agreement with the California Attorney General to reduce the level of acrylamide, per the terms of the agreement, in their products by December 2011. If consumer concerns about acrylamide increase, demand for affected products could decline and our revenues could be harmed. New or amended statutes and regulations, increased production at our existing facilities, and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits, and could require us to change our methods of operations, which could be costly. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, all of which could have a material adverse effect on our business.
     Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, all of which could have a material adverse effect on our business. We cannot assure you that we will not face fines or penalties if our efforts to comply with these regulations are determined to be inadequate.
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
     Consumer tastes can change rapidly due to many factors, including shifting consumer preferences, dietary trends and purchasing patterns. Our growth is largely dependent on the snack market, where consumer preferences are particularly unpredictable. To address consumer preferences, we invest significant resources in research and development of new products. If we fail to anticipate, identify or react to consumer trends, or if new products we develop do not achieve acceptance by retailers or consumers, demand for our products could decline, which would in turn cause our revenue and profitability to be lower.
     Increased costs associated with product processing and transportation, such as water, electricity, natural gas and fuel, could increase our expenses and reduce our profitability.
     We require a substantial amount of energy and water to process our products. Transportation costs, including fuel and labor, also represent a significant portion of the cost of our products, because we use third party truck and rail companies to collect our raw materials and deliver our products. These costs fluctuate significantly over time. We may not be able to pass on increased costs of production or transportation to our customers. In addition, from time to time, transportation service providers have a backlog of shipping requests, which could impact our ability to ship products in a timely fashion. Increases in the cost of water, electricity, natural gas, fuel or labor, and failure to ship products on time, could substantially harm our business and results of operations.
     Our raw materials are subject to fluctuations in availability and price.
     The availability, size, quality and cost of raw materials for the production of our products, including walnuts, pecans, peanuts, cashews, almonds, other nuts, corn, potatoes, ingredients and processing oils, are subject to risks inherent to farming, such as crop size, quality and yield fluctuations caused by poor weather and growing conditions, pest and disease problems, and other factors beyond our control. Nut and corn market prices fluctuate based on supply and demand. If the supply of nuts does not expand to meet any increases in demand, our costs will increase. With respect to corn, since the price we pay for popcorn is based in part on the futures price of Number 2 Yellow Corn, if corn supply does not expand to meet demand, our costs for popcorn will increase. Supply shortages and resulting price increases could adversely impact our profitability. High prices might dampen growth of consumer demand for nuts and popcorn. Currently, we do not hedge against changes in nut or corn commodity prices.
     From time to time, we may have large inventories of raw nut material. If there is a decline in the prices we can obtain for finished product, a significant portion of our inventories could decline in value, and this might result in a write-down of inventory. Any write-down of inventory would adversely impact our operating results.
     The principal co-packer for our popcorn products acquires raw popcorn on our behalf, directly from farmers, to meet our annual supply needs that we estimate in advance of the harvest. If we underestimate the amount of popcorn we will need, then we may have less product available to sell, which could reduce potential sales revenues. If we overestimate our anticipated needs, we may be forced to carry more inventory than we can profitably sell, which would adversely impact our operating results. The price we pay for popcorn is based in part on the Number 2 Yellow Corn futures price quoted on the Chicago Board of Trade for a time and date of our choosing. If we do not optimize the time at which we establish the price of popcorn, and as a result pay a higher price than we planned, our margins and profitability may decline.
     Kettle Foods is dependent on suppliers providing it with an adequate supply and on a timely basis. The failure of suppliers to meet the specifications, quality standards or delivery schedules could have a material adverse effect on operations of Kettle Foods. In particular, a sudden scarcity, a substantial price increase, or an unavailability of ingredients could materially adversely affect the results of Kettle Foods. There can be no assurance that alternative ingredients would be available when needed on commercially attractive terms, if at all.
     If we are unable to compete effectively in the markets in which we operate, our results of operations would be negatively affected.
     In general, competition in our markets is based on product quality, price, brand recognition and brand loyalty. Our products compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources. We compete for shelf space in retail grocery, convenience, drug, mass merchandiser and club stores, many of whom have significant purchasing power. The greater scale and resources that may be available to our competitors could provide them with the ability to lower prices or increase their promotional or marketing spending to operate in this environment effectively. In addition, some channels through which we sell our snack products, such as drug and convenience stores, are different than those that we typically use for our culinary and in-shell products, and we have less experience in these channels than many of our competitors. Furthermore, competition in other channels, such as club stores, involves a sales cycle that can be one year or longer and may require displacing incumbent vendors who have longer relationships with the buyers. If we are unable to compete effectively, we could be unable to increase the breadth of the distribution of our products or lose customers or distribution of products, which could have an adverse impact on our sales and profitability.
     Sales to our top customer represented approximately 21% of our net sales in fiscal 2009. The loss of any major customer could adversely impact our business.
     We depend on a few significant customers for a large proportion of our net sales. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to our top customer, Wal-Mart Stores, Inc., represented approximately 21% of our total net sales for the year ended July 31, 2009. Sales to Costco Wholesale Corporation represented 13% of our total net sales for the year ended July 31, 2009. The loss of these customers, or any other significant customer, or a material decrease in their purchases from us, could result in decreased sales and adversely impact our net income.
     Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate and our annual performance will depend largely on results from our first two quarters.
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
     Our future success largely depends on the contributions of our senior management team. We believe that these individuals’ expertise and knowledge about our industry and their respective fields and relationships with other individuals in our industry are critical factors to our continued growth and success. We do not carry key person insurance. The loss of the services of any member of our senior management team could have a material adverse effect on our business and prospects. Our success also depends upon our ability to attract and retain additional qualified sales, marketing and other personnel.
     Bioterrorism legislation could disrupt our supply of imported nuts.
     The U.S. Food and Drug Administration, or FDA, is responsible for developing and implementing food safety measures. The Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which we refer to as the Bioterrorism Act, was enacted to protect the U.S. food supply. The Bioterrorism Act includes provisions authorizing the Secretary of Health and Human Services to take action to protect the nation’s food supply against the threat of intentional contamination. The Bioterrorism Act requires us to register with the FDA as a U.S. Food Manufacturing Company, and to retain records about our sources of raw materials and the recipients of our finished goods. The Bioterrorism Act and related rules also result in higher costs for plant security and product safety, as well as general compliance costs. If we are unable to pass higher costs on to our customers, our results of operations and financial condition may be adversely affected.

     The current global economic downturn may materially and adversely affect our business, financial condition and results of operations.
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
     The success of our business depends substantially upon our ability to maintain satisfactory relations with our employees. The production and distribution employees working in our Stockton, California plant, who represent a large majority of our year-round work force, are members of the International Brotherhood of Teamsters. If a work stoppage or slow down were to occur under our collective bargaining agreement (which is scheduled to expire in March 2010), in connection with the negotiation of a new contract or otherwise, it could adversely affect our business and disrupt our operations.
     Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
     International conflicts create many economic and political uncertainties that impact the global economy. A continued escalation of international conflicts could severely impact our operations and demand for our products. We already conduct a substantial amount of business with vendors and customers located outside the United States. During 2009, sales outside the United States, primarily in Germany, Italy, Japan, Netherlands, South Korea, Spain and Turkey accounted for approximately 15% of our net sales. With the acquisition of Kettle Foods, we expect a substantial increase in the percentage of our products sold in countries other than the United States. In addition, we expect an increase of our operations and employees that are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:
•	negative economic developments in economies around the world and the instability of governments, including the threat of war, terrorist attacks, epidemic or civil unrest;

•	adverse changes in laws and governmental policies, especially those affecting trade and investment;

•	pandemics, such as the flu, which may adversely affect our workforce as well as our local suppliers and customers;

•	earthquakes, tsunamis, floods or other major disasters which may limit the supply of nuts or other products that we purchase abroad;

•	import or export licensing requirements imposed by governments;

•	foreign currency exchange and transfer restrictions;

•	differing labor standards;

•	differing levels of protection of intellectual property;

•	the threat that our operations or property could be subject to nationalization and expropriation;

•	varying practices of the regulatory, tax, judicial and administrative bodies in the jurisdictions where we operate; and

•	potentially burdensome taxation and changes in foreign tax laws.

     After the acquisition of Kettle Foods, our international operations will increase substantially. Any of these international business risks could have a material and adverse effect on our operating results.
     Risks Related to the Kettle Foods Acquisition
     If we fail to complete the acquisition of Kettle Foods, we will not recognize some of the benefits we describe in the prospectus supplement.
     Although we have entered into a share purchase agreement with respect to our proposed acquisition of Kettle Foods, we cannot guarantee when, or whether, the acquisition will be completed. The share purchase agreement contains a number of important conditions that must be satisfied before we can complete the transaction, including completion of all filings required to be made under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the expiration, lapse or termination of all applicable waiting periods. If the conditions are not met, this acquisition may not be completed. The offering is not contingent or in any way dependent on the acquisition of Kettle Foods. If the acquisition is not completed, the net proceeds from this offering that are not used for the acquisition will be used in the discretion of our management for working capital and other general corporate purposes. If we are unable to complete the acquisition, we may not realize benefits that are described in the prospectus supplement, and the value of our common stock could be impaired.
     Additional sources of financing are necessary for us to complete the Kettle Foods acquisition. In addition to the net proceeds of this offering, we have entered into a new Secured Credit Facility consisting of a $200 million revolving credit facility and a $400 million term loan. There can be no assurances that the Secured Credit Facility or other sources of liquidity can be arranged that will enable us to consummate the Kettle Foods acquisition.
     We face risks associated with our share purchase agreement in connection with the Kettle Foods acquisition.
     In connection with the acquisition of Kettle Foods, we will be subject to all the liabilities of Kettle Foods that are not satisfied on or prior to the closing date. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of Kettle Foods. Under the share purchase agreement, the seller has agreed to provide us with a limited set of warranties. Our sole remedy for any breach of those warranties is an action for damages, not to exceed the purchase price. Some members of Kettle Foods management agreed to provide business warranties and to fund a limited escrow for a period of 12 months, as the sole remedy and maximum liability of the warrantors for any breach under the warranties. To the extent the escrowed amount is insufficient to cover damages to us arising out of a breach of a warranty, we would not be able to recover any amounts above the escrow from the warrantors or seller. Damages resulting from a breach of warranty could have a material and adverse effect on our financial condition and results of operations.
     A write-off of all or a part of our goodwill and brand intangibles would hurt our operating results and reduce our net worth.
     After the Kettle Foods acquisition, we will have significant intangible assets related to goodwill and brand intangibles. We are not permitted to amortize goodwill and brand intangibles under U.S. accounting standards and instead are required to review these assets at least annually for impairment. In the event impairment is identified related to the Kettle Foods acquisition in the future, a charge to earnings would be recorded. Although it would not affect our cash flow or financial position, a write-off in future periods of all or a part of these intangible assets would have a material adverse effect on our overall results of operations.
     As a private company, Kettle Foods may not have in place an adequate system of internal control over financial reporting that we will need to manage that business effectively as part of a public company.
     If we complete the Kettle Foods acquisition, we will acquire the shares of a private company that has not previously been subject to financial reporting on the basis of accounting principles generally accepted in the United States, and has not been subject to periodic reporting as a public company. There can be no assurance that Kettle Foods has in place a system of internal control over financial reporting that is required for public companies, and that will be required of us with respect to Kettle Foods if the acquisition is completed. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance and accounting staff, may require additional staffing and infrastructure investments, and would increase our costs of doing business. Moreover, if we discover aspects of the Kettle Foods internal controls that need improvement, we cannot be certain that our remedial measures will be effective. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or increase our risk of material weakness in internal controls.
     If we do not complete the Kettle Foods acquisition the market price of our common stock may decline as a result of the dilution associated with this offering.
     If we do not complete the Kettle Foods acquisition, we will have incurred significant transaction costs, including an investment of a substantial amount of management time, without realizing any of the expected benefits. Moreover, our attention to the Kettle Foods acquisition may have cost us opportunities to pursue other potentially beneficial opportunities. If we do not complete the acquisition, the market price of our common stock may decline if the current market price reflects an assumption that the acquisition will be completed. This offering will be dilutive to current stockholders, particularly if the Kettle Foods acquisition is not completed, and the dilutive effect may reduce our future earnings per share and could cause the market price of our common stock to decline significantly.
     The transaction costs associated with the Kettle Foods acquisition will be substantial, whether or not it is completed.
     We have already incurred significant costs, and expect to incur significant additional costs, associated with the Kettle Foods acquisition, whether or not it is completed. These costs will reduce the amount of cash otherwise available for the payment of our debt and other corporate purposes. We estimate that we will incur direct transaction costs of approximately $26 million associated with the Kettle Foods acquisition, the Secured Credit Facility and this offering. There is no assurance that the actual costs may not exceed these estimates. Any actual costs incurred by us in excess of our estimates may have a material adverse effect on our financial condition and results of operations.
     Risks Related to Indebtedness
     We will be highly leveraged upon the closing of the Kettle Foods acquisition. The substantial leverage could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
     Giving effect to the Kettle Foods acquisition and the debt we expect to incur in connection with that transaction, our total indebtedness as of January 31, 2010 would have included substantial indebtedness under our new Secured Credit Facility. Our ability to make scheduled payments or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operations sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our debt agreements restrict our ability to dispose of assets. We may not be able to consummate such dispositions, which could result in our inability to meet our debt service obligations.
     This high degree of leverage could have other important consequences, including:
•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the indebtedness, therefore reducing our ability to use cash flow to fund operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because our new Secured Credit Facility is at variable rates of interest;

•	making it more difficult to satisfy obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing the indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from pursuing.
     If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and, as a result, we could be forced into bankruptcy or liquidation.
     Despite our high initial indebtedness level, we may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
     We may be able to incur substantial additional indebtedness in the future. Although existing agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase.
     The debt agreements contain restrictions that limit our flexibility in operating our business.
     Our new Secured Credit Facility will contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
•	pay dividends;

•	make certain investments or other capital expenditures;

•	sell assets;

•	create liens;

•	acquire other companies and businesses;

•	borrow additional funds under new revolving credit facilities;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.
     A breach of any of these covenants could result in a default of the Secured Credit Facility agreement. Upon the occurrence of an event of default under the Secured Credit Facility, the lenders could elect to declare all amounts outstanding under the Secured Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Secured Credit Facility could proceed against the collateral granted to them to secure that indebtedness.

     Risks Related to Our Common Stock
     The market price of our common stock is highly volatile and may result in investors selling shares of our common stock at a loss.
     The trading price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:
•	our operating performance and the performance of other similar companies;

•	changes in our revenues or earnings estimates or recommendations by any securities analysts who may decide to follow our stock or our industry;

•	publication of research reports about us or our industry by any securities analysts who may decide to follow our stock or our industry;

•	speculation in the press or investment community;

•	terrorist acts; and

•	general market conditions, including economic factors unrelated to our performance.
     In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation against us could result in substantial costs and divert our management’s attention and resources.
     Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.
     The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on many factors, including:
•	market acceptance of our products;

•	the need to adapt to changing technologies and technical requirements;

•	the existence of opportunities for expansion; and

•	access to and availability of sufficient management, technical, marketing and financial personnel.
     If our capital resources are not sufficient to satisfy our liquidity needs, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. With the exception of the Secured Credit Facility, we have not made arrangements to obtain additional financing. We may not be able to obtain additional financing, if required, in amounts or on terms acceptable to us, or at all.
     Anti-takeover provisions could make it more difficult for a third party to acquire us.
     We have adopted a stockholder rights plan and will issue one preferred stock purchase right with each share of our common stock that we issue. Each right will entitle the holder to purchase one one-hundredth of a share of our Series A Junior Participating Preferred Stock. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $60.00 exercise price, shares of our common stock or of any company into which we are merged having a value of $120.00. The rights expire in March 2015 unless extended by our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to acquire us without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors regarding such acquisition.
     In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock (of which 500,000 shares have been designated as Series A Junior Participating Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.
     Further, certain provisions of our charter documents, including provisions establishing a classified board of directors, eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or our management, which could have an adverse effect on the market price of our stock. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit an “interested stockholder” from engaging in a “business combination” with us for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. All of the foregoing could have the effect of delaying or preventing a change in control or management.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following are details of repurchases of common stock during the three months ended January 31, 2010:

			Total number of	Approximate dollar
	Total number	Average price	shares repurchased as	value of shares
	of shares	paid per	part of publicly	that may yet be purchased
Period	repurchased (1)	share	announced plans	under the plans

Repurchases from November 1 - November 30, 2009	—	$—	—	$—
Repurchases from December 1 - December 31, 2009	546	$30.37	—	$—
Repurchases from January 1 - January 31, 2010	1,089	$35.59	—	$—

Total	1,635	$33.85	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on January 15, 2010. The shareholders voted on the following proposals, all of which were approved. A description of each and a tabulation of votes are as follows:
1.	To elect three Class II directors, each to serve until our 2013 annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation, death or removal.
     The stockholders’ votes with respect to the election of directors were as follows:

	Votes
	For	Withheld	Abstentions	Broker Non-Votes

Robert M. Lea	10,803,171	1,883,587	—	1,255,199
Dennis Mussell	12,182,482	504,276	—	1,255,199
Glen C. Warren, Jr.	11,254,812	1,431,946	—	1,255,199
2.	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2010.
     The stockholders’ votes with respect to the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2010 were as follows:

Votes
For	Against	Withheld	Abstentions	Broker Non-Votes

13,541,761	380,965	—	19,231	—
     The terms in office as directors of Michael J. Mendes, Laurence M. Baer, Joseph P. Silveira, John J. Gilbert, Steven M. Neil, Robert J. Zollars and Edward A. Blechschmidt continued after the Annual Meeting.
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

DIAMOND FOODS, INC.
Date: February 25, 2010	By:	/s/ Steven M. Neil
Steven M. Neil
Chief Financial and Administrative Officer and duly authorized officer