Form 10-Q
period 2010-04-30
Diamond Foods Inc
filed 2010-05-27
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 30, 2010: 21,809,870

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	April 30,	July 31,	April 30,
	2010	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,416	$24,802	$1,508
Trade receivables, net	71,983	33,492	41,703
Inventories	157,498	85,027	120,238
Deferred income taxes	14,346	13,109	7,374
Prepaid income taxes	4,670	735	5,683
Prepaid expenses and other current assets	6,158	2,859	2,660

Total current assets	260,071	160,024	179,166
Property, plant and equipment, net	117,030	51,115	50,034
Deferred income taxes	6,741	6,230	2,731
Goodwill	382,420	76,076	77,916
Other intangible assets, net	476,068	97,883	99,607
Other long-term assets	9,022	3,564	4,170

Total assets	$1,251,352	$394,892	$413,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$—	$8,000
Current portion of long-term debt	40,000	15,000	13,750
Accounts payable and accrued liabilities	118,864	64,453	64,130
Payable to growers	35,927	29,149	46,789

Total current liabilities	194,791	108,602	132,669
Long-term obligations	518,500	100,085	103,875
Deferred income taxes	152,694	1,221	—
Other liabilities	12,543	11,643	7,719
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,039,476, 16,753,796 and 16,678,158 shares issued and 21,809,870, 16,552,019 and 16,482,508 shares outstanding at April 30, 2010, July 31, 2009 and April 30, 2009, respectively	22	17	17
Treasury stock, at cost: 229,606, 201,777 and 195,650 shares at April 30, 2010, July 31, 2009 and April 30, 2009, respectively	(5,050)	(4,256)	(4,090)
Additional paid-in capital	305,668	122,817	119,943
Accumulated other comprehensive income (loss)	(869)	(1,296)	890
Retained earnings	73,053	56,059	52,601

Total stockholders’ equity	372,824	173,341	169,361

Total liabilities and stockholders’ equity	$1,251,352	$394,892	$413,624

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2010	2009	2010	2009
Net sales	$138,734	$111,010	$503,544	$457,124
Cost of sales	107,641	83,366	386,382	354,445

Gross profit	31,093	27,644	117,162	102,679
Operating expenses:
Selling, general and administrative	15,186	12,545	44,021	44,231
Advertising	7,582	9,045	26,024	21,105
Acquisition related expenses	10,223	—	10,223	—

Total operating expenses	32,991	21,590	80,268	65,336

Income (loss) from operations	(1,898)	6,054	36,894	37,343
Interest expense, net	1,908	1,294	4,072	4,900
Other expense, net	1,849	—	1,849	898

Income (loss) before income taxes	(5,655)	4,760	30,973	31,545
Income taxes (benefit)	(1,382)	2,060	11,502	12,005

Net income (loss)	$(4,273)	$2,700	$19,471	$19,540

Earnings (loss) per share:
Basic	$(0.22)	$0.16	$1.11	$1.19
Diluted	$(0.22)	$0.16	$1.07	$1.17

Shares used to compute earnings per share:
Basic	19,313	16,022	17,272	16,020
Diluted	19,313	16,345	17,793	16,374

Dividends declared	$0.045	$0.045	$0.135	$0.135
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,471	$19,540
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,585	7,509
Stock-based compensation	2,135	2,998
Excess tax benefit from stock option transactions	(367)	(695)
Deferred income taxes	4,475	3,084
Loss on extinguishment of debt	531	—
Changes in assets and liabilities (excluding business acquired):
Trade receivables	(9,303)	4,553
Inventories	(59,612)	(24,895)
Accounts payable and accrued liabilities	17,067	18,586
Payable to growers	6,778	(10,153)
Prepaid expenses	(1,615)	(3,696)
Other, net	1,211	440

Net cash provided by (used in) operating activities	(9,644)	17,271

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets and other	545	126
Purchase of property, plant and equipment	(6,933)	(4,651)
Acquisition of Pop Secret	833	(190,224)
Acquisition of Kettle Foods, net of cash acquired	(616,222)	—

Net cash used in investing activities	(621,777)	(194,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings, net	—	8,000
Revolving line of credit borrowings under the Secured Credit Facility	176,000	—
Repayment of revolving line of credit under the Secured Credit Facility	(17,500)	—
Proceeds from issuance of long-term debt	400,000	125,000
Debt issuance costs	(8,852)	(1,973)
Payment of long-term debt	(115,089)	(27,613)
Gross proceeds from equity offering	191,475	—
Equity offering costs	(11,711)	—
Dividends paid	(2,477)	(2,215)
Excess tax benefit from stock option transactions	367	695
Other, net	(205)	2,813

Net cash provided by financing activities	612,008	104,707

Effect of exchange rate changes on cash	27	—

Net decrease in cash and cash equivalents	(19,386)	(72,771)
Cash and cash equivalents:
Beginning of period	24,802	74,279

End of period	$5,416	$1,508

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,952	$4,957
Income taxes	9,513	16,551
Non-cash investing activity:
Accrued capital expenditures	298	220
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine month periods ended April 30, 2010 and 2009
(In thousands, except share and per share information)
(1) Organization and Basis of Presentation
     Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building, acquiring and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a full line of snack nuts under the Emerald® brand. In September 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. On March 31, 2010, Diamond completed its acquisition of Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and United Kingdom, which added the complementary premium brand Kettle to Diamond’s existing portfolio of leading brands in the snack industry. Diamond sells its products to worldwide, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores and other retail channels. The results of Kettle Foods operations are included in Diamond’s financial statements from the date of acquisition.
     The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2009 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition at April 30, 2010, the results of the Company’s operations for the three and nine months ended April 30, 2010 and 2009, and cash flows for the nine months ended April 30, 2010 and 2009. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2009 Annual Report on Form 10-K. Operating results for the three and nine months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010.
     Total comprehensive income (loss) was ($4,075) and $19,898 for the three and nine months ended April 30, 2010 and $2,650 and $18,846 for the three and nine months ended April 30, 2009.
     Certain prior period amounts have been reclassified to conform to the current period presentation.
(2) Fair Value Measurements
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
     In the first quarter of fiscal year 2009, the Company entered into an interest rate swap agreement in accordance with Company policy to mitigate the impact of London Interbank Offered Rate (“LIBOR”) based interest rate fluctuations on Company profitability. The swap agreement, with a total hedged notional amount of $47.5 million, was entered into to hedge future cash flows associated with a portion of the Company’s variable rate bank debt, which was used to finance the Pop Secret acquisition. On January 22, 2009, the Company terminated this swap agreement, which was set to mature on October 30, 2009. As a result of this swap termination, the Company amortized the loss of approximately $695 from other comprehensive income to interest expense through October 30, 2009, the original life of the swap.
     In the second quarter of fiscal year 2009, the Company entered into a new interest rate swap agreement in accordance with Company policy to mitigate the impact of LIBOR based interest rate fluctuations on Company profitability. On March 10, 2010, the

Company terminated this swap agreement, which was to mature on January 15, 2011. Since the swap did not qualify for hedge accounting, the loss of approximately $15 was recorded as interest expense for the three months ended April 30, 2010.
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
     ASC 820 requires that assets and liabilities carried at fair value be measured using the following three levels of inputs:
     Level 1: Quoted market prices in active markets for identical assets or liabilities
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
     Level 3: Unobservable inputs that are not corroborated by market data
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company’s derivative liabilities measured at fair value on a recurring basis based on observable Level 2 inputs are $250 and $215 for the periods ended July 31, 2009 and April 30, 2009, respectively. There was no derivative liability for the period ended April 30, 2010.
     The Company has elected to use the income approach to value the derivative, using observable Level 2 market information at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under ASC 820, the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a significant impact on the fair value of the derivative instruments.
(3) Equity Offering and Stock Plan Information
     On March 10, 2010, the Company issued and sold 5,175,000 shares of its common stock for $37.00 per share. After deducting the underwriting discount and other related expenses, the Company received total net proceeds from the sale of its common stock of approximately $179.8 million. The proceeds from the equity offering were used to fund a portion of the purchase price for the Kettle Foods acquisition.
     The Company uses an equity incentive plan to help align employees and director incentives with stockholders’ interests, and accounts for stock-based compensation in accordance with ASC 718, “Compensation — Stock Compensation.” Beginning with the adoption of this guidance in August 2005, the fair value of all stock options granted subsequent to July 20, 2005 is recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. The guidance requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period. Stock options may be granted to officers, employees and directors. As required under this guidance, the Company continues to account for stock-based compensation for options granted prior to August 1, 2005 using the intrinsic value method. Since those options were granted at market price, no compensation expense is recognized.
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

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2010	2009	2010	2009
Average expected life, in years	6	6	6	6
Expected volatility	46.00%	36.00%	46.00%	36.00%
Risk-free interest rate	2.83%	2.85%	3.28%	3.13%
Dividend rate	0.44%	0.72%	0.53%	0.71%
     The following table summarizes stock option activity during the nine months ended April 30, 2010:

			Weighted average
		Weighted average	remaining	Aggregate
	Number of Shares	exercise price per	contractual life	intrinsic value
	(in thousands)	share	(in years)	(in thousands)
Outstanding at July 31, 2009	1,332	$18.54
Granted	23	38.16
Exercised	(32)	18.70
Cancelled	(1)	17.67

Outstanding at April 30, 2010	1,322	18.87	6.3	$31,513

Exercisable at April 30, 2010	1,149	17.90	5.9	28,510
     The weighted average fair value per share of stock options granted during the three and nine months ended April 30, 2010 was $18.71 and $17.18, respectively. The weighted average fair value per share of stock options granted during the three and nine months ended April 30, 2009 was $9.41 and $10.20, respectively. The fair value per share of options vested during the three and nine months ended April 30, 2010 was $7.02 and $7.06, respectively. The fair value per share of options vested during the three and nine months ended April 30, 2009 was $5.80 and $6.14, respectively.
     Changes in the Company’s nonvested stock options during the nine months ended April 30, 2010 are summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Nonvested at July 31, 2009	225	$8.62
Granted	23	17.18
Vested	(75)	7.06
Cancelled	—	—

Nonvested at April 30, 2010	173	10.39

     As of April 30, 2010, there was approximately $1.0 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of one year.
     Restricted Stock Awards: As of April 30, 2010, there were 338,732 shares of restricted stock outstanding. Restricted stock activity during the nine months ended April 30, 2010 is summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Outstanding at July 31, 2009	336	$21.78
Granted	97	29.02
Vested	(76)	20.92
Cancelled	(18)	21.19

Outstanding at April 30, 2010	339	24.09

     The weighted average fair value per share of restricted stock granted during the three and nine months ended April 30, 2010 was $41.30 and $29.02, respectively. The weighted average fair value per share of restricted stock granted during the nine months ended April 30, 2009 was $25.81 (there was no restricted stock granted during the three months ended April 30, 2009). The fair value per share of restricted stock vested during the three and nine months ended April 30, 2010 was $18.02 and $20.92, respectively. The fair value per share of restricted stock vested during the three and nine months ended April 30, 2009 was $18.29.
     As of April 30, 2010 there was $6.6 million of unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.3 years.
(4) Earnings Per Share
     The Company adopted certain amendments to ASC 260-10 on August 1, 2009, which impacted the determination and reporting of earnings per share by requiring the inclusion of restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). Including these shares in the Company’s earnings per share calculation during periods of net income has the effect of diluting both basic and diluted earnings per share. As a result of adopting the amendments to ASC 260-10, prior period basic and diluted shares outstanding, as well as the related per share amounts presented below, have been adjusted retroactively. The retroactive application of the two-class method did not result in a change to previously reported basic and diluted earnings per share for the three and nine months ended April 30, 2009.
     The computations for basic and diluted earnings per share are as follows:

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(4,273)	$2,700	$19,471	$19,540
Less: income allocated to participating securities	—	(62)	(371)	(418)

Income (loss) attributable to common shareholders — basic	(4,273)	2,638	19,100	19,122

Add: undistributed income attributable to participating securities	—	46	326	365
Less: undistributed income reallocated to participating securities	—	(45)	(316)	(357)

Income (loss) attributable to common shareholders — diluted	$(4,273)	$2,639	$19,110	$19,130

Denominator:
Weighted average shares outstanding — basic	19,313	16,022	17,272	16,020
Dilutive shares — stock options	—	323	521	354

Weighted average shares outstanding — diluted	19,313	16,345	17,793	16,374

Income (loss) per share attributable to common shareholders (1):
Basic	$(0.22)	$0.16	$1.11	$1.19
Diluted	$(0.22)	$0.16	$1.07	$1.17

(1)	Computations may reflect rounding adjustments.

     As the Company was in a loss position for the three months ended April 30, 2010, all stock options outstanding were excluded in the computation of diluted earnings per share as their effect would be antidilutive. Options to purchase 13,000 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $34.78 for the nine months ended April 30, 2010, and therefore their effect would be antidilutive. Options to purchase 48,000 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $24.99 and $25.47 for the three and nine months ended April 30, 2009, respectively, and therefore their effect would be antidilutive.
(5) Acquisition of Kettle Foods
     On March 31, 2010, Diamond completed its acquisition of Kettle Foods for a purchase price of approximately $616 million in cash. Kettle Foods is a leading premium potato chip company in the two largest potato chip markets in the world (the United States and the United Kingdom), and adds a complementary premium brand to Diamond’s existing portfolio of leading brands in the snack industry. The Company believes the acquisition of Kettle Foods will expand Diamond’s presence in the attractive snack market and enables Diamond to enter new channels and geographies by leveraging its combined marketing and distribution capabilities.
     The acquisition is accounted for under the purchase method of accounting in accordance with ASC 805, “Business Combinations.” The results of Kettle Foods operations are included in Diamond’s financial statements from the date of acquisition. The Company incurred approximately $10.2 million in acquisition related costs during the three and nine months ended April 30, 2010.
     The total purchase price of approximately $616 million has been preliminarily allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Accounts receivable	$29,188
Inventory	12,859
Prepaid expenses and other assets	1,832
Property, plant and equipment	66,289
Brand intangibles	260,000
Customer relationships	120,000
Goodwill	307,177
Assumed liabilities	(33,795)
Deferred tax liabilities	(147,328)

Purchase price	$616,222

     The Company is in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The preliminary allocation of the purchase price included in the current period balance sheet is based on management’s best estimates of fair value at this time and is subject to tax and other adjustments. The completion of the purchase price allocation may result in adjustments to the recorded fair values of the assets and liabilities and the determination of any residual amount assigned to goodwill.
     Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. These benefits include workforce additions, expansion opportunities and increased presence in the overall snack category.

     Goodwill associated with the Kettle Foods acquisition is not amortized and is not deductible for tax purposes.
     Customer relationships of Kettle Foods will be amortized on a straight-line basis over an estimated life of 20 years. Brand intangibles relate to the “Kettle Foods” brand name, which has an indefinite life, and therefore, is not amortizable.
Pro Forma — Financial Information
     The following reflects the unaudited pro forma combined results of operations of the Company and Kettle Foods as if the acquisition had taken place at the beginning of the fiscal year presented:

	Nine Months Ended April 30,
	2010	2009
Net sales	$677,961	$645,340
Net income	$32,358	$21,474
Diluted earnings per share	$1.45	$0.98
     The Company incurred a loss on extinguishment of debt of $1.8 million when Diamond replaced the existing Credit Facility with a new Secured Credit Facility to fund the Kettle Foods acquisition. Additionally, the Company incurred acquisition costs of $10.2 million during the quarter ended April 30, 2010. These amounts are included in the above pro forma results of operations for the nine month periods for fiscal years 2010 and 2009.
     Since its acquisition on March 31, 2010, Kettle Foods has contributed net sales of $22.7 million to Diamond’s results of operations. The associated earnings are not determinable as the operational and go-to-market activities of Kettle Foods have been integrated into Diamond.
(6) Balance Sheet Items
     Inventories consisted of the following:

	April 30,	July 31,	April 30,
	2010	2009	2009
Raw materials and supplies	$78,748	$25,678	$57,821
Work in process	20,499	13,217	23,406
Finished goods	58,251	46,132	39,011

Total	$157,498	$85,027	$120,238

     In the quarter ended April 30, 2010, the Company changed its estimate in expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $1.1 million for walnut sales recognized in the first and second quarters of fiscal year 2010. In the quarter ended April 30, 2009, the Company changed its estimate in expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $9.6 million for walnut sales recognized in the first and second quarters of fiscal year 2009.

     Accounts payable and accrued liabilities consisted of the following:

	April 30,	July 31,	April 30,
	2010	2009	2009
Accounts payable	$81,965	$32,222	$36,281
Accrued promotion	17,384	19,511	17,900
Accrued salaries and benefits	13,379	11,034	8,823
Other	6,136	1,686	1,126

Total	$118,864	$64,453	$64,130

(7) Intangible Assets and Goodwill
     The changes in the carrying amount of goodwill are as follows:

Balance as of July 31, 2009	$76,076
Pop Secret purchase price allocation changes	(833)
Acquisition of Kettle Foods	307,177

Balance as of April 30, 2010	$382,420

     Other intangible assets consisted of the following:

	April 30	July 31,	April 30
	2010	2009	2009
Brand intangibles (not subject to amortization)	$322,500	$62,500	$62,500
Intangible assets subject to amortization:
Customer contracts and related relationships	157,300	37,300	37,300
Trademarks and trade names	—	—	1,600

Total intangible assets subject to amortization	157,300	37,300	38,900

Total other intangible assets, gross	479,800	99,800	101,400

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(3,732)	(1,917)	(1,450)
Trademarks and trade names	—	—	(343)

Total amortization	(3,732)	(1,917)	(1,793)

Total other intangible assets, net	$476,068	$97,883	$99,607

     During the quarter ended July 31, 2009, the Company recorded a $1.2 million non-cash impairment charge to write off the unamortized balance of the Harmony/Homa trademark and trade names, since Diamond no longer utilized them as primary trade dress and concluded that they have no future value. This amount was included in selling, general and administrative expenses on the Consolidated Statements of Operations.
     Identifiable intangible asset amortization expense annually for each of the five succeeding years will amount to approximately $7,865 and will approximate $1,966 for the remainder of fiscal year 2010.
(8) Credit Facilities and Long-Term Obligations
     On February 25, 2010, Diamond entered into an agreement to replace the existing Credit Facility with a new five-year $600 million Secured Credit Facility with a syndicate of lenders. The Company used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations.
     Diamond’s new Secured Credit Facility consists of a $200 million revolving credit facility and a $400 million term loan facility. Scheduled principal payments on the outstanding term loan are $10 million in fiscal year 2010, $40 million in each of the succeeding four years (due quarterly), and $10 million for each of the first two quarters in fiscal year 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. Borrowings under the Secured Credit Facility will bear interest, at Diamond’s option, at either the agent’s base rate or the LIBOR rate, plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio (defined as the ratio of total debt to EBITDA).

For the quarter ended April 30, 2010, the blended interest rate was 2.91%. For the quarter ended April 30, 2010, a loss on extinguishment of debt of $1.8 million was recorded as a result of replacing the existing Credit Facility with the new Secured Credit Facility. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility. The available borrowing capacity as of April 30, 2010 was $41.5 million through the revolving line of credit.
     The new Secured Credit Facility also provides for customary affirmative and negative covenants, including a debt to EBITDA ratio, minimum fixed charge coverage ratio and limitations on dividends. As of April 30, 2010, the Company was in compliance with all applicable financial covenants.
(9) Retirement Plans
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
     As of March 29, 2010, the Company determined that the defined benefit pension plan for the bargaining unit employees would be frozen at July 31, 2010 in conjunction with the execution of a new union contract.
     Components of net periodic benefit cost for the three and nine month periods ended April 30 were as follows:

	Pension Benefits				Other Benefits
	Three Months ended		Nine Months ended		Three Months ended		Nine Months ended
	April 30,		April 30,		April 30,		April 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$223	$60	$546	$356	$16	$25	$47	$77
Interest cost	300	256	898	796	33	71	100	213
Expected return on plan assets	(238)	(264)	(714)	(794)	—	—	—	—
Amortization of prior service cost	7	6	20	20	—	—	—	—
Amortization of net loss / (gain)	133	2	388	28	(206)	(134)	(618)	(404)
Curtailment cost	3	—	3	—	—	—	—	—

Net periodic benefit cost / (income)	$428	$60	$1,141	$406	$(157)	$(38)	$(471)	$(114)

     The Company recognized defined contribution plan expenses of $173 and $454 for the three and nine months ended April 30, 2009 and $134 and $391 for the three and nine months ended April 30, 2009, respectively.
(10) Contingencies
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
Overview
     We are an innovative packaged food company focused on building, acquiring and energizing brands. Our company was founded in 1912 and has a proven track record of growth, which is reflected in the growth of our revenues from approximately $200 million in fiscal year 2000 to approximately $571 million in fiscal year 2009. We specialize in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, we complemented our strong heritage in the culinary nut market under the Diamond of California® brand by launching a full line of snack nuts under the Emerald® brand. In September 2008, we acquired the Pop Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with our existing brands. On March 31, 2010, we completed our acquisition of Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and United Kingdom, which added the complementary premium brand Kettle to our existing portfolio of leading brands in the snack industry. We sell our products to worldwide, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores and other retail channels. The results of Kettle Foods operations are included in our financial statements from the date of acquisition.
     Our business is seasonal. For example, in 2009 and 2008, we recognized 61% and 60% of our net sales for the full fiscal year in the first six months of the year. Demand for nut products, particularly in-shell nuts and to a lesser extent, culinary nuts, is highest during the months of October, November and December. We receive walnuts, during the period from September to November and process them throughout the year. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last quarter of the calendar year. This seasonality also impacts capacity utilization at our facilities, which routinely operate at capacity for the last four months of the calendar year. Generally, we receive and pay for approximately 50% of the corn for popcorn in December, and the remaining 50% in May, and we receive and pay for potatoes for potato chips ratably throughout the year. Accordingly, the working capital requirement of popcorn and potato chips is less seasonal than that of the tree nut product lines.
Results of Operations
     Net sales were $138.7 million and $503.5 million for the three and nine months ended April 30, 2010. Net sales were $111.0 million and $457.1 million for the three and nine months ended April 30, 2009. For the three months ended April 30, 2010, the increase in net sales was primarily due to increased snack sales (including Kettle Foods’ net sales of $22.7 million), as well as increased sales of culinary products. This was offset in part by lower International Non-Retail sales. For the nine months ended April 30, 2010, the increase in net sales was primarily due to an increase in snack sales (including Kettle Foods’ net sales of $22.7 million), and increased International Non-Retail and North American Ingredient/Food Service sales.
     Net sales by channel (in thousands):

	Three Months ended			Nine Months ended
	April 30,		% Change from	April 30,		% Change from
	2010	2009	2009 to 2010	2010	2009	2009 to 2010
Retail (1)	$126,086	$90,975	38.6%	$402,490	$372,258	8.1%
International Non-Retail	6,287	13,014	-51.7%	65,445	57,211	14.4%
North American Ingredient/Food Service	5,933	6,526	-9.1%	33,575	25,732	30.5%
Other	428	495	-13.5%	2,034	1,923	5.8%

Total	$138,734	$111,010	25.0%	$503,544	$457,124	10.2%

(1)	Retail represents sales of our culinary, snack and in-shell nuts.
     For the three months ended April 30, 2010, the increase in Retail sales resulted from higher sales of snack products (including Kettle Foods), and culinary products, which increased by 62.2%, and 11.0%, respectively. International Non-Retail and North American Ingredient/Food Service sales for the three months ended April 30, 2010 declined primarily as a result of lower volume. For the nine months ended April 30, 2010, the increase in Retail sales was primarily due to increased snack sales (including Kettle Foods), which increased by 46.3%. International Non-Retail and North American Ingredient/Food Service sales for the nine months ended April 30, 2010 increased mainly due to higher volume.

     Sales to Wal-Mart Stores, Inc. represented approximately 21.0% and 17.1% of total net sales for the three and nine months ended April 30, 2010 compared to 21.9% and 21.1% of total net sales for the three and nine months ended April 30, 2009. Sales to Costco Wholesale Corporation represented approximately 15.5% and 10.6% of total net sales for the three and nine months ended April 30, 2010 compared to 15.8% and 14.5% for the three and nine months ended April 30, 2009.
     Gross profit. Gross profit as a percentage of net sales was 22.4% and 23.3% for the three and nine months ended April 30, 2010 compared to 24.9% and 22.5% for the three and nine months ended April 30, 2009. Gross profit as a percentage of net sales for the three months ended April 30, 2010 decreased primarily as a result of heavier slotting and promotional support for Emerald and Pop Secret products and the lag between commodity cost increases and selective price increases taking effect. For the nine months ended April 30, 2010, the beneficial effect of greater scale in snacks, manufacturing efficiency initiatives and the elimination of low margin SKUs outweighed the impact from the increase in non-retail sales and heavier slotting and promotional support. In the quarter ended April 30, 2010, we changed our estimate in expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $1.1 million for walnut sales recognized in the first and second quarters of fiscal year 2010. In the quarter ended April 30, 2009, we changed our estimate in expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $9.6 million for walnut sales recognized in the first and second quarters of fiscal year 2009.
     Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $15.2 million and $44.0 million for the three and nine months ended April 30, 2010 compared to $12.5 million and $44.2 million for the three and nine months ended April 30, 2009. Selling, general and administrative expenses as a percentage of net sales were 10.9% and 8.7% for the three and nine months ended April 30, 2010 compared to 11.3% and 9.7% for the three and nine months ended April 30, 2009.
     Advertising. Advertising expenses were $7.6 million and $26.0 million for the three and nine months ended April 30, 2010 compared to $9.0 million and $21.1 million for the three and nine months ended April 30, 2009. Advertising expenses as a percentage of net sales were 5.5% and 5.2% for the three and nine months ended April 30, 2010 compared to 8.1% and 4.6% for the three and nine months ended April 30, 2009. The decrease in advertising expenses for the three months ended April 30, 2010 is primarily due to differences in timing of advertising activities between years. The increase in advertising expenses for the nine months ended April 30, 2010 related principally to the production and airing of three new Pop Secret TV commercials, the production of the Super Bowl commercial and increased media spending associated with the Diamond, Emerald and Pop Secret brands.
     Acquisition related expenses. Acquisition related expenses associated with the Kettle Foods acquisition were $10.2 million for the three and nine months ended April 30, 2010.
     Interest expense, net. Net interest expense was $1.9 million and $4.1 million for the three and nine months ended April 30, 2010 compared to $1.3 million and $4.9 million for the three and nine months ended April 30, 2009. Net interest expense as a percentage of net sales was 1.4% and 0.8% for the three and nine months ended April 30, 2010 compared to 1.2% and 1.1% for the three and nine months ended April 30, 2009. For the three months ended April 30, 2010, the increase was primarily attributable to the borrowings used to fund the Kettle Foods acquisition. For the nine months ended April 30, 2010, the decrease was mainly due to lower average borrowing levels and interest rates.
     Other expense, net. Net other expense was $1.8 million for the three and nine months ended April 30, 2010. The expense represented a loss on debt extinguishment when we replaced the existing Credit Facility with a new Secured Credit Facility to fund the Kettle Foods acquisition. Net other expense was $0.9 million for the nine months ended April 30, 2009 reflecting a $2.6 million payment on the early termination of debt, partially offset by a gain on the sale of emission reduction credits of $1.7 million.
     Income taxes. The effective tax rate for the three and nine months ended April 30, 2010 was 24.4% and 37.1%, respectively. The effective tax rate for the three and nine months ended April 30, 2009 was 43.3% and 38.1%, respectively. The lower effective tax rate for the three and nine months ended April 30, 2010 reflects the impact of discrete tax items, and the influence from certain tax rate jurisdictions that Kettle Foods operates in. Income tax expense for fiscal year 2010 is expected to be approximately 36% to 37% of pre-tax income.

Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     During the nine months ended April 30, 2010, cash used in operating activities was $9.6 million compared to $17.3 million of cash generated during the nine months ended April 30, 2009. The decrease in cash from operating activities was primarily due to increased investments in inventory. Cash used in investing activities was $621.8 million in 2010 compared to $194.7 million in 2009. This change was mainly due to the acquisition of Kettle Foods. Cash provided by financing activities was $612.0 million in 2010 compared to $104.7 million in 2009. The increase was primarily attributable to long-term borrowings used to fund the Kettle Foods acquisition.
     On February 25, 2010, we entered into an agreement to replace our existing Credit Facility with a new five-year $600 million Secured Credit Facility, with a syndicate of lenders. We used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition, to repay borrowings under the existing credit facilities, and to fund ongoing operations.
     Our new Secured Credit Facility consists of a $200 million revolving credit facility and a $400 million term loan facility. Scheduled principal payments on the outstanding term loan are $10 million in fiscal year 2010, $40 million in each of the succeeding four years (due quarterly), and $10 million for each of the first two quarters in fiscal year 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. Borrowings under the Secured Credit Facility will bear interest, at our option, at either the agent’s base rate or the LIBOR rate, plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio (defined as the ratio of total debt to EBITDA). For the quarter ended April 30, 2010, a loss on extinguishment of debt of $1.8 million was recorded as a result of replacing the existing Credit Facility with the new Secured Credit Facility. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility. The available borrowing capacity as of April 30, 2010 was $41.5 million through the revolving line of credit.
     The new Secured Credit Facility also provides for customary affirmative and negative covenants, including a debt to EBITDA ratio, minimum fixed charge coverage ratio and limitations on dividends. As of April 30, 2010, we were in compliance with all applicable financial covenants.
     On March 10, 2010, we issued 5,175,000 shares of common stock priced at $37.00 per share. After deducting the underwriting discount and other related expenses, we received total net proceeds from the sale of our common stock of approximately $179.8 million. The proceeds from the equity offering were used to fund a portion of the purchase price for the Kettle Foods acquisition.
     Working capital and stockholders’ equity were $65.3 million and $372.8 million at April 30, 2010 compared to $51.4 million and $173.3 million at July 31, 2009 and $46.5 million and $169.4 million at April 30, 2009. The increase in working capital was mainly due to increased investments in inventory.
     We believe our cash and cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our new Secured Credit Facility, will be sufficient to fund our contractual commitments, repay obligations as required, and fund our operational requirements for at least the next twelve months.
Contractual Obligations and Commitments
     Contractual obligations and commitments are as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year (e)	Years	Years	5 Years
Revolving line of credit	$158.5	$—	$—	$158.5	$—
Long-term obligations	400.0	10.0	80.0	310.0	—
Interest on long-term obligations (a)	58.5	4.9	26.7	26.9	—
Operating leases	11.7	0.7	4.5	4.9	1.6
Purchase commitments (b)	7.6	7.6	—	—	—
Pension liability	20.5	0.1	1.0	8.0	11.4
Long-term deferred tax liabilities (c)	152.7	—	—	—	152.7
Other long-term liabilities (d)	2.3	0.1	0.4	1.3	0.5

Total	$811.8	$23.4	$112.6	$509.6	$166.2

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of April 30, 2010.

(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity.

(c)	Primarily relates to intangible assets of Kettle Foods.

(d)	Excludes $0.6 million in deferred rent liabilities and $0.1 million of other non-current liabilities.

(e)	Represents obligations and commitments for the remaining three months of fiscal year 2010.
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
     We have entered into long-term Walnut Purchase Agreements with growers, under which they deliver their entire walnut crop to us during the Fall harvest season and we determine the minimum price for this inventory by March 31, or later, of the following year. This purchase price will be a price determined by us in good faith, taking into account market conditions, crop size, quality, and nut varieties, among other relevant factors. Since the ultimate price to be paid will be determined subsequent to receiving the walnut crop, we must make an estimate of this price for interim financial statements. Those estimates may subsequently change and the effect of the change could be significant. In the quarter ended April 30, 2010, we changed our estimate in expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $1.1 million for walnut sales recognized in the first and second quarters of fiscal year 2010. In the quarter ended April 30, 2009, we changed our estimate in expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $9.6 million for walnut sales recognized in the first and second quarters of fiscal year 2009.
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
     For assets to be held and used, including acquired intangible assets subject to amortization, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset or asset group is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group exceeds its fair value. Significant management judgment is required in this process.

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
     We cannot guarantee that a material impairment charge will not be recorded in the future.
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
     In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our President and Chief Executive Officer and Chief Financial and Administrative Officer, based upon their evaluation as of April 30, 2010, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective.
     On March 31, 2010, we completed the acquisition of Kettle Foods. We are in the process of integrating Kettle Foods. We are analyzing, evaluating and, where possible, implementing changes in controls and procedures relating to Kettle Foods as integration proceeds. As a result, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our internal control over financial reporting during the third quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     This section sets forth several risk factors that you should carefully consider in considering an investment in our common stock. The occurrence of any of these risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In that case, the trading price of our common stock could decline and you could lose all or part of your investment. Other risks and uncertainties that we are not currently aware of or that we currently deem to be immaterial may also harm our business.
Risks Related to Our Business
     We may be required to conduct product recalls and concerns with the safety and quality of food products could harm our sales or cause consumers to avoid our products.
     The sale of food products for human consumption involves risk of injury to consumers. We face risks associated with product recalls and liability claims if our products become adulterated, mislabeled or misbranded, or cause injury, illness or death. Our products may be subject to product tampering and to contamination risks, such as mold, bacteria, insects and other pests, shell fragments, cross-contamination and off-flavor contamination. If any of our products were to be tampered with, or otherwise tainted and we were unable to detect it prior to shipment, our products could be subject to a recall. Our ability to sell products could be reduced if governmental agencies conclude that our products have been tampered with, or that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. A significant product recall could cause our products to be unavailable for a period of time and reduce our sales. Adverse publicity could result in a loss of consumer confidence in our products and also reduce our sales for an extended period. Product recalls and product liability claims could increase our expenses and have a material adverse effect on demand for our products and, consequently, reduce our sales, net income and liquidity.

     Government regulations could increase our costs of production and our costs of legal and regulatory compliance.
     As a food company, we are subject to extensive government regulation, including regulation of the manufacturing, importation, processing, packaging, storage, distribution and labeling of our products. We are also subject to environmental regulations governing the discharge into the air, and the generation, handling, storage, transportation, treatment and disposal of waste materials. California’s Proposition 65 requires warning labels on products sold in California that contain any substance listed as having been found to cause cancer or birth defects. California has placed on the Proposition 65 list a naturally-occurring chemical compound, known as acrylamide, that is formed in the process of cooking many foods, including potato chips. Through our Kettle Foods business, we have entered into a settlement agreement with the California Attorney General to reduce the level of acrylamide, in our products by December 2011. If consumer concerns about acrylamide increase, demand for affected products could decline and our revenues could be harmed. New or amended statutes and regulations, increased production at our existing facilities, and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits, and could require us to change our methods of operations, which could be costly. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, all of which could have a material adverse effect on our business.
     A disruption at any of our production facilities would significantly decrease production, which could increase our cost of sales and reduce our net sales and income from operations.
     A temporary or extended interruption in operations at any of our facilities, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to write off inventory and to lose sales. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products.
     The acquisition of other product lines or businesses could pose risks to our profitability.
     We intend to review acquisition prospects that we believe could complement our existing business. Any such future acquisitions could result in accounting charges, potentially dilutive issuances of stock, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail many risks, including difficulties integrating the acquired operations, diversion of management attention during the negotiation and integration phases, uncertainty entering markets in which we have limited prior experience, and potential loss of key employees of acquired organizations. We may be unable to integrate product lines or businesses that we acquire, which could have a material adverse effect on our business and on the market price of our common stock.
     Changes in the food industry, including changing dietary trends and consumer preferences, could reduce demand for our products.
     Consumer tastes can change rapidly as a result of many factors, including shifting consumer preferences, dietary trends and purchasing patterns. Our growth is largely dependent on the snack market, where consumer preferences are particularly unpredictable. To address consumer preferences, we invest significant resources in research and development of new products. If we fail to anticipate, identify or react to consumer trends, or if new products we develop do not achieve acceptance by retailers or consumers, demand for our products could decline, which would in turn cause our revenue and profitability to be lower.
     Increased costs associated with product processing and transportation, such as water, electricity, natural gas and fuel costs, could increase our expenses and reduce our profitability.
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
     The availability, size, quality and cost of raw materials for the production of our products, including walnuts, pecans, peanuts, cashews, almonds, other nuts, corn, potatoes, ingredients and processing oils, are subject to risks inherent to farming, such as crop size, quality and yield fluctuations caused by poor weather and growing conditions, pest and disease problems, and other factors beyond our control. Nut, corn and potato market prices fluctuate based on supply and demand. If the supply of nuts does not expand to meet any increases in demand, our costs will increase. With respect to corn, since the price we pay for popcorn is based in part on the futures price of Number 2 Yellow Corn, if corn supply does not expand to meet demand, our costs for popcorn will increase. Potato supply shortages and resulting price increases could adversely impact our profitability. High prices might dampen growth of consumer demand for our products. Currently, we do not hedge against changes in nut, corn or potato commodity prices.
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
     Our potato chip products are dependent on suppliers providing us with an adequate supply of potatoes on a timely basis. The failure of suppliers to meet the specifications, quality standards or delivery schedules could have a material adverse effect on our potato chip operations. In particular, a sudden scarcity, a substantial price increase, or an unavailability of ingredients could materially adversely affect our operating results. There can be no assurance that alternative ingredients would be available when needed on commercially attractive terms, if at all.
     If we are unable to compete effectively in the markets in which we operate, our results of operations would be negatively affected.
     In general, competition in our markets is based on product quality, price, brand recognition and brand loyalty. Our products compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources than we have. We compete for shelf space in retail grocery, convenience, drug, mass merchandiser and club stores, many of whom have significant purchasing power. The greater scale and resources that may be available to our competitors could provide them with the ability to lower prices or increase their promotional or marketing spending to operate in this environment effectively. In addition, some channels through which we sell our snack products, such as drug and convenience stores, are different than those that we typically use for our culinary and in-shell products, and we have less experience in these channels than many of our competitors. Furthermore, competition in other channels, such as club stores, involves a sales cycle that can be one year or longer and may require displacing incumbent vendors who have longer relationships with the buyers. If we are unable to compete effectively, we could be unable to increase the breadth of the distribution of our products or lose customers or distribution of products, which could have an adverse impact on our sales and profitability.
     The loss of any major customer could adversely impact our business.
     We depend on a few significant customers for a large proportion of our net sales. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to our top customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 21% of our total net sales for the year ended July 31, 2009. Sales to Costco Wholesale Corporation represented 13% of our total net sales for the year ended July 31, 2009. The loss of these customers, or any other significant customer, or a material decrease in their purchases from us, could result in decreased sales and adversely impact our net income.

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
     Our future success largely depends on the contributions of our senior management team. We believe that these individuals’ expertise and knowledge about our industry and their respective fields and their relationships with other individuals in our industry are critical factors to our continued growth and success. We do not carry key person insurance. The loss of the services of any member of our senior management team could have a material adverse effect on our business and prospects. Our success also depends upon our ability to attract and retain additional qualified sales, marketing and other personnel.
     Bioterrorism legislation could disrupt our supply of imported nuts.
     The U.S. Food and Drug Administration, or FDA, is responsible for developing and implementing food safety measures. The Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which we refer to as the Bioterrorism Act, was enacted to protect the U.S. food supply. It includes provisions authorizing the Secretary of Health and Human Services to take action to protect the nation’s food supply against the threat of intentional contamination. The Bioterrorism Act requires us to register with the FDA as a U.S. Food Manufacturing Company, and to retain records about our sources of raw materials and the recipients of our finished goods. The Bioterrorism Act and related rules also result in higher costs for plant security and product safety, as well as general compliance costs. If we are unable to pass higher costs on to our customers, our results of operations and financial condition may be adversely affected.
     The current global economic downturn may materially and adversely affect our business, financial condition and results of operations.
     Unfavorable economic conditions, including the impact of recessions in the United States and throughout the world, may negatively affect our business and financial results. These economic conditions could negatively impact consumer demand for our products,) the mix of our products’ sales, our ability to collect accounts receivable on a timely basis, the ability of suppliers to provide the materials required in our operations and our ability to obtain financing or to otherwise access the capital markets. Additionally, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. The occurrence of any of these risks could materially and adversely affect our business, financial condition and results of operations.
     Our business could be negatively impacted if we fail to maintain satisfactory labor relations.
     The success of our business depends substantially upon our ability to maintain satisfactory relations with our employees. The production and distribution employees working in our Stockton, California plant are members of the International Brotherhood of Teamsters. If a work stoppage or slow down were to occur under our collective bargaining agreement, it could adversely affect our business and disrupt our operations.
     Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.
     International conflicts create many economic and political uncertainties that impact the global economy. A continued escalation of international conflicts could severely impact our operations and demand for our products. We already conduct a substantial amount of business with vendors and customers located outside the United States. During 2009, sales outside the United States, primarily in Germany, Italy, Japan, Netherlands, South Korea, Spain and Turkey accounted for approximately 15% of our net sales. With the acquisition of Kettle Foods, we expect a substantial increase in the percentage of our products sold in countries other than the United States. In addition, we expect an increase of our operations and employees that are located outside of the United States. Many factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:
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
     As a private company, Kettle Foods may not have had in place an adequate system of internal control over financial reporting that we will need to manage that business effectively as part of a public company.
     Kettle Foods was a private company that was not previously subject to financial reporting on the basis of accounting principles generally accepted in the United States, and had not been subject to periodic reporting as a public company. There can be no assurance that the Kettle Foods system of internal control over financial reporting would meet the standards required for public companies. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance and accounting staff, may require additional staffing and infrastructure investments, and would increase our costs of doing business. Moreover, if we discover aspects of the Kettle Foods internal controls that need improvement, we cannot be certain that our remedial measures will be effective. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or increase our risk of material weakness in internal controls.
Risks Related to Indebtedness
     As a result of our acquisition of Kettle Foods, we are highly leveraged, which could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
     In connection with the Kettle Foods acquisition, we entered into a new Secured Credit Facility and incurred a substantial amount of additional debt. Our ability to make scheduled payments or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operations sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our debt agreements restrict our ability to dispose of assets. We may not be able to consummate such dispositions, which could result in our inability to meet our debt service obligations.
     This high degree of leverage could have other important consequences, including:
•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on the indebtedness, therefore reducing our ability to use cash flow to fund operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because our secured credit facility is at variable rates of interest;

•	making it more difficult to satisfy obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing the indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from pursuing.
     If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of our debt agreements and could be forced into bankruptcy or liquidation as a result.
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
     Our secured credit facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following are details of repurchases of common stock during the three months ended April 30, 2010:

			Total number of	Approximate Dollar
	Total number	Average price	shares repurchased as	value of shares
	of shares	paid per	part of publicly	that may yet be purchased
Period	repurchased (1)	share	announced plans	under the plans
Repurchases from February 1 - February 28, 2010	133	$37.49	—	$—
Repurchases from March 1 - March 31, 2010	1,364	$42.30	—	$—
Repurchases from April 1 - April 30, 2010	13	$44.71	—	$—

Total	1,510	$41.89	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Reserved
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

DIAMOND FOODS, INC.
Date: May 27, 2010	By:	/s/ Steven M. Neil
Steven M. Neil
Chief Financial and Administrative Officer and duly authorized officer