Form 10-K
period 2010-07-31
Diamond Foods Inc
filed 2010-10-05
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of January 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $557,213,849 based on the closing sale price as reported on the NASDAQ Stock Market. As of August 31, 2010, there were 21,868,820 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
     Our forward-looking statements include the discussion under “Business — Our Strategy” and discussions of trends and anticipated developments under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. These forward-looking statements also involve many risks and uncertainties that could cause actual results to differ from our expectations in material ways. Please refer to the risks and uncertainties discussed in the section titled “Risk Factors.” You also should carefully consider other cautionary statements elsewhere in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed by us during our 2011 fiscal year. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
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
     We are an innovative packaged food company focused on building, acquiring and energizing brands. We specialize in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, we complemented our strong heritage in the culinary nut market under the Diamond of California® brand by launching a full line of snack nuts under the Emerald® brand. In September 2008, we acquired the Pop Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with our existing brands. On March 31, 2010, we completed our acquisition of Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and United Kingdom, which added the complementary premium brand Kettle to our existing portfolio of leading brands in the snack industry. We sell our products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores and other retail channels.
     We have five product lines:
•	Snack. We sell snack products under the Emerald, Pop Secret and Kettle brands. Emerald products include roasted, glazed and flavored nuts, trail mixes, seeds, dried fruit and similar offerings packaged in innovative resealable containers. In September 2008, we expanded our snack product line with the acquisition of the Pop Secret microwave popcorn from General Mills, Inc. Microwave popcorn products are offered in a variety of traditional flavors, as well as a “better-for-you” product offering featuring 100-calorie packs. On March 31, 2010, we complemented our snack portfolio with the acquisition of Kettle Foods, a leading premium potato chip company. Kettle products are offered in a variety of flavors and sizes. Our snack products are typically available in grocery store snack, natural and produce aisles, mass merchandisers, club stores, convenience stores, drug stores, natural food stores and other places where snacks are sold.

•	Culinary. We sell culinary nuts under the Diamond of California brand in grocery store baking aisles and produce aisles and through mass merchandisers and club stores. Culinary nuts are marketed to individuals who prepare meals or baked goods at home and who value fresh, high-quality products.

•	Retail In-shell. We sell in-shell nuts under the Diamond of California brand, primarily during the winter holiday season. These products are typically available in grocery store produce sections, mass merchandisers and club stores.

•	International Non-Retail. We market ingredient nuts internationally under the Diamond of California brand to food processors, restaurants, bakeries and food service companies and their suppliers. We also sell in-shell nuts under the Diamond of California brand, primarily during the winter holiday season.

•	North American Ingredient/Food Service. We market ingredient and food service nuts under the Diamond of California brand to food processors, restaurants, bakeries and food service companies and their suppliers. Our institutional and industrial customers use our standard or customer-specified products to add flavor and enhance nutritional value and texture in their product offerings.
Our net sales were as follows (in millions):

	Year Ended July 31,
	2010	2009	2008
Snack	$321.4	$188.9	$88.6
Culinary	217.5	241.9	239.9
In-shell	31.5	34.3	41.9

Total Retail	570.4	465.1	370.4

International Non-Retail	69.2	68.9	101.6
North American Ingredient/Food Service	38.0	34.5	56.9
Other	2.6	2.4	2.6

Total Non-Retail	109.8	105.8	161.1

Total Net Sales	$680.2	$570.9	$531.5

     Sales to Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), accounted for approximately 17%, 21% and 22% of our net sales for the years ended July 31, 2010, 2009 and 2008, respectively. Sales to Costco Wholesale Corporation accounted for 12%, 13% and 13% of our net sales for the years ended July 31, 2010, 2009 and 2008, respectively. No other single customer accounted for more than 10% of our net sales.
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
     Increase market share in the snack industry. We plan to promote our broad line of snack products by aggressively investing in creative advertising, marketing and promotional programs. We believe our continued investments in national advertising campaigns will help differentiate our products and improve our competitive position. National consolidation of retailers has created a need for distribution efficiencies, such as fewer stock keeping units or SKUs, conservation of warehouse space, supply chain support, and national merchandising. We believe we are capable of providing efficiencies of this nature. We intend to gain additional market share in the snack market by exploiting our national brand and distribution systems, and by cross promoting our nut, popcorn, potato and tortilla chip products.

     Improve margins. We intend to increase our margins through optimizing product mix, investing in capital improvements, leveraging scale in operating expenses and other cost reduction activities. We expect a greater proportion of our sales in the future to be represented by higher-margin products. We plan to invest capital for projects that lower our costs and optimize the location, function and utilization of our processing, storage and distribution facilities. We are also investing in additional processing and packaging equipment as our brands grow. We expect that these investments will increase our productivity and flexibility, enabling us to serve our customers better and improve our margins.
     Expand and improve our position in distribution channels. We plan to expand in existing sales channels, such as mass merchandisers and club stores, and introduce our snack products in new distribution channels. We plan to leverage our existing supply chain management capabilities to cost-effectively distribute our products through these new channels.
     Pursue additional growth opportunities. To maintain and grow our market share in the culinary aisle and expand our presence in the snack industry, we may make additional strategic acquisitions, enter into strategic alliances or pursue other external growth opportunities. In particular, we intend to identify opportunities that will allow us to:
•	introduce new products that are complementary to our existing product lines and can be marketed through our existing sales force and leverage our production and distribution systems;
•	build the value of our brands; and
•	enhance or leverage our processing and distribution capabilities to lower our costs.
Principal Products
     We market and sell the following products:

Category		Products		Product Features
Snack	•	Glazed nuts	•	Patented glazing process combined with unique flavors

	•	Roasted and mixed nuts	•	Wide variety of natural and roasted nuts in a range of package formats

	•	Trail mix	•	Unique blends and nutritionally dense products, some featuring unique, patent pending roasted nuts

	•	Breakfast trail mix	•	Conveniently packaged trail mix marketed as a nutritional and convenient option for breakfast, sold in the granola bar section of retailers

	•	Natural snack products for the produce aisle	•	Nuts and seeds, trail/snack mixes, dried fruits and sweet snacks sold in the produce aisle

	•	Microwave popcorn	•	Packaged in a variety of sizes and flavors including 94% Fat Free Butter

	•	Potato chips	•	Premium, all-natural, kettle-cooked and baked potato chips packaged in single serve, multi-pack and sharing sizes in multiple flavors

	•	Tortilla chips	•	Premium all-natural tortilla chips made with organic corn packaged in sharing size in six varieties of all naturally seasoned flavors

Culinary	•	Shelled nuts	•	Whole, sliced, slivered, chopped and ground nuts

	•	Pegboard nuts	•	Recipe ready packages ranging from 2.25-ounce to 4.0-ounce sizes

	•	Glazed nuts	•	Patented glazing process combined with unique flavors

	•	Harvest Reserve Premium nuts	•	Premium specialty nuts sold in resealable bags

Category		Products		Product Features
Retail In-shell	•	Various uncracked nuts, cleaned and/or polished	•	Packaged in clear visible bags, mesh bags and bulk display units

	•	Mixed nuts	•	Various package sizes ranging from one-pound bags to 25- kilogram sacks, with nut sizes ranging from baby to jumbo

International Non-Retail	•	In-shell nuts	•	Various uncracked nuts, cleaned and/or polished, packaged in clear visible bags, mesh bags and bulk display units

	•	Shelled and processed nuts	•	Whole, sliced, chopped, diced and ground nuts

	•	Custom-processed nuts	•	Food processor product of uniform size and consistent color

North American Ingredient/Food Service	•	Shelled and processed nuts	•	Whole, sliced, chopped, diced and ground nuts

	•	Custom-processed nuts	•	Food processor product of uniform size and consistent color

	•	Glazed nuts	•	Various large package sizes (ranging from 2 pounds to 30 pounds) tailored for business usage, with flexible processing and packaging operations

     We offer our products in an array of packages to meet different market needs. Our snack nut products are sold in various “on-the-go” package styles, including resealable foil bags and resealable plastic containers. For example, we offer Emerald snack products in immediate consumption packages (2.5-ounce) designed primarily for convenience store sales. We also offer snack products in 20-ounce to 38-ounce PET containers and bags for the club channel. With colorful, eye-catching labels and ergonomically designed, lightweight canisters, our products look and feel different than our competitors’ products, which have traditionally been marketed with understated labels in heavy glass or composite canisters. We offer microwave popcorn products in various package sizes, including 100-calorie snack size. We offer premium all-natural potato chips in a variety of flavors, styles and package sizes in both the natural food and mainstream chip aisles, and have recently introduced the Kettle Brand® TIAS! Tortilla Chips in the United States in six flavors, all made of certified organic corn, expeller pressed oil, and all natural seasonings. We sell our culinary nut products in packages that are smaller and more convenient to use than our traditional one-pound packages, and have broadened their appeal and differentiated them from our competitors’ products.
     Each of our product lines offers “better for you” options for consumers. Our Emerald snack nut line has 100-calorie packs in five flavors for consumers seeking a convenient way to control portion size. Our Pop Secret brand has several pack sizes of 94% Fat Free microwave popcorn, as well as 100-calorie packs offering portion control. Our Kettle brand offers a baked line of potato chips with 65% less fat than traditional potato chips and we offer a 100-calorie pack size for portion control. Most of our Diamond culinary nuts are all natural with no added seasonings or calories.
Marketing
     We believe that our marketing efforts are fundamental to the success of our business. Advertising expenses were $33.0 million in 2010, $28.8 million in 2009 and $20.5 million in 2008. We develop marketing strategies specific to each product line, focusing on building brand awareness, attracting new consumers and increasing consumption. To maintain good customer relationships, these efforts are designed to establish a premium value proposition to minimize the impact on our customers’ private label sales. Marketing to ingredient/food service customers is focused on trade-oriented activities.
     Our consumer-targeted marketing campaigns include television, print and on-line advertisements, coupons, co-marketing arrangements with complementary consumer product companies, and cooperative advertising with select retail customers. Our television advertising airs on national network and cable channels and often features key sport venues suited to our product demographic. We design and provide point-of-purchase displays for use by our retail customers. These displays and other shelving and pegboard displays help to merchandize our products in a consistent, eye-catching manner and make our products available for sale in multiple locations in a store, which increases impulse purchase opportunities. Our public relations and event sponsorship efforts are an important component of our overall marketing and brand awareness strategy. Our public relations efforts include distribution of free consumer publications designed to educate consumers about diet and health, in addition to the convenience and versatility of nuts as both a snack and recipe ingredient. We also conduct news media outreach programs and use our websites for product promotion and consumer entertainment. We offer samples and reach out to active lifestyle consumers by sponsoring events such as marathons and other running events. Promotional activities associated with our ingredient/food service products include attending regional and national trade shows, trade publication advertising, and customer-specific marketing efforts. These promotional efforts highlight our commitment to quality assurance, our processing and storage capabilities, and product customization.
Sales and Distribution
     In North America, we market our consumer products through our sales personnel directly to large national grocery, mass merchandiser, club, convenience stores and drug store chains. Our sales department also oversees our broker and distributor network. We have consolidated our brokerage network into one national broker in 2010. Our distributor network carries our Kettle brand potato chips to grocery, convenience and natural food stores in various parts of the United States. In the United Kingdom, we market our potato chip products through our sales personnel directly to national grocery, co-op and impulse store chains.
     We distribute our products from our own production facilities in Alabama, California, Indiana, Oregon, Wisconsin, and Norwich, England, and from leased warehouse and distribution facilities in California, Georgia, Illinois, Indiana, New Jersey, Oregon, Wisconsin, Canada and Snetterton, England. Our sales administration and logistics departments manage the administration and fulfillment of customer orders. The majority of our products are shipped from our production, warehouse and distribution facilities by contract and common carriers.
Product Development and Production
     We develop many of our snack and culinary nut and popcorn products through an arrangement with Mattson & Company, an independent food product development firm. This arrangement enables us to use top-quality talent to develop innovative products quickly, particularly for our snack product lines, while minimizing product development costs. Our management team works closely with Mattson & Company throughout all phases of new product development. We develop our potato chip products through our internal product development professionals.
     Once new products have been identified and developed, our internal production staff manages the process from inception to large-scale production and is responsible for consistently delivering high-quality products to market. We process and package most of our nut products at our Stockton, California, Robertsdale, Alabama, and Fishers, Indiana facilities; our popcorn products are primarily processed and packaged in our Van Buren, Indiana facility under a third party co-pack arrangement; and our potato chips are processed and packaged at Salem, Oregon, Beloit, Wisconsin, and Norwich, England. Periodically, we may use third parties to process and package a portion of our products when warranted by demand and specific technical requirements.
Competition
     We operate in a highly competitive environment. Our products compete against food products sold by many regional and national companies, some of which are larger and have substantially greater resources than we do. We believe that additional competitors will enter the snack product market as large food companies begin to offer products that directly compete with our snack product offerings. We also compete for shelf space of retail grocers, convenience stores, drug stores, mass merchandisers, natural food and club stores. As these retailers consolidate, the number of customers and potential customers declines and their purchasing power increases. As a result, there is greater pressure to manage distribution capabilities in ways that increase efficiency for these large retailers, especially on a national scale. In general, competition in our markets is based on product quality, price, brand recognition and loyalty. The combination of the strength of our brands, our product quality and differentiation, as well as our broad channel distribution helps us to compete effectively in each of these categories. Our principal competitors are regional and national nut distributors (such as Planters), nut processors, national popcorn distributors (such as Orville Redenbacher’s), regional and national potato chip distributors (such as Frito-Lay) and regional and international food suppliers.
Raw Materials and Supplies
     We obtain our raw materials from domestic and international sources. We currently obtain a majority of our walnuts from growers located in California who have entered into long-term supply contracts with us. Additional walnuts may be purchased from time to time from other California walnut processors. We purchase our other nut requirements from domestic and international processors on the open market. For example, during 2010, all of the walnuts, peanuts and almonds we obtained were grown in the United States, most of our supply of hazelnuts came from the United States and our supply of pecans were sourced from the United States and

Mexico. With respect to nut types sourced primarily from abroad, we import Brazil nuts from the Amazon basin, cashew nuts from India, Africa, Brazil and Southeast Asia, hazelnuts from Turkey, pecans from Mexico, and pine nuts from China and Turkey. Outside of our nut products, we obtain corn from our primary third party co-packer, with additional sourcing capabilities, if needed, from Argentina. We obtain potatoes from the United States and the United Kingdom, with additional sourcing capabilities, if needed, from Continental Europe.
     We believe that we will be able to procure an adequate supply of raw materials for our products in the future, although the availability and cost of raw materials are subject to crop size, quality, yield fluctuations, changes in governmental regulation, and the rate of supply contract renewals, as well as other factors.
     We purchase all other supplies used in our business from third parties, including roasting oils, seasonings, plastic containers, foil bags, labels and other packaging materials. We believe that each of these supplies is available from multiple sources and that our business is not materially dependent upon any individual supplier relationship.
Trademarks and Patents
     We market our products primarily under the Diamond, Emerald, Pop Secret and Kettle brands, each of which are protected with trademark registration with the U.S. Patent and Trademark Office, as well as in various other jurisdictions. Our agreement with Blue Diamond Growers limits our use of the Diamond brand in connection with our marketing of snack nut products, but preserves our exclusive use of our Diamond brand for all culinary and in-shell nut products. We also own two U.S. patents of various durations related to nut processing methods and a number of U.S. patents acquired from General Mills of various durations related to popcorn pouches, flavoring and microwave technologies. While these patents are an important element of our success, our business as a whole is not materially dependent on them. We expect to continue to renew for the foreseeable future those trademarks that are important to our business.
Seasonality
     We experience seasonality in our business. Demand for our in-shell and culinary products is highest during the months of October, November and December. We purchase walnuts, pecans and almonds, our principal nut raw materials, between August and February, and process them throughout the year until the following harvest. We purchase potatoes throughout the year and demand for potato chips is highest in the months of June, July and August in the United States and November and December in the United Kingdom. As a result of this seasonality, our personnel, working capital requirements and inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California and Fishers, Indiana facilities associated with the annual walnut harvest during this period.
Employees
     As of July 31, 2010, we had 1,467 full-time employees consisting of 1,013 production and distribution employees, 371 administrative and corporate employees, and 83 sales and marketing employees. Our labor requirements typically peak during the last quarter of the calendar year, when we generally use temporary labor to supplement our full-time work force. Our production and distribution employees in the Stockton, California plant are members of the International Brotherhood of Teamsters. In 2010, we entered into a five-year collective bargaining agreement with these employees. We consider relations with our employees to be good.
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
     As a food company, we are subject to extensive government regulation, including regulation of the manufacturing, importation, processing, packaging, storage, distribution and labeling of our products. We are also subject to environmental regulations governing the discharge into the air, and the generation, handling, storage, transportation, treatment and disposal of waste materials. California’s Proposition 65 requires warning labels on products sold in California that contain any substance listed as having been found to cause cancer or birth defects. California has placed on the Proposition 65 list a naturally-occurring chemical compound, known as acrylamide, that is formed in the process of cooking many foods, including potato chips. Through our Kettle Foods business, we have entered into a settlement agreement with the California Attorney General to reduce the level of acrylamide in our products by December 2011. If consumer concerns about acrylamide increase, demand for affected products could decline and our revenues could be harmed. New or amended statutes and regulations, increased production at our existing facilities, and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits, and could require us to change our methods of operations, which could be costly. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, all of which could have a material adverse effect on our business.
     A disruption at any of our production facilities would significantly decrease production, which could increase our cost of sales and reduce our net sales and income from operations.
     A temporary or extended interruption in operations at any of our facilities, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages, raw material shortage or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to write off inventory and to lose sales. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products.
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
     The principal co-packer for our popcorn products acquires raw corn on our behalf, directly from farmers, to meet our annual supply needs that we estimate in advance of the harvest. If we underestimate the amount of popcorn we will need, then we may have less product available to sell, which could reduce potential sales revenues. If we overestimate our anticipated needs, we may be forced to carry more inventory than we can profitably sell, which would adversely impact our operating results. The price we pay for popcorn is based in part on the Number 2 Yellow Corn futures price quoted on the Chicago Board of Trade for a time and date of our choosing. If we do not optimize the time at which we establish the price of popcorn, and as a result pay a higher price than we planned, our margins and profitability may decline.
     Our potato chip products are dependent on suppliers providing us with an adequate supply of quality potatoes on a timely basis. The failure of suppliers to meet the specifications, quality standards or delivery schedules could have a material adverse effect on our potato chip operations. In particular, a sudden scarcity, substantial price increase, or unavailability of ingredients could materially adversely affect our operating results. There can be no assurance that alternative ingredients would be available when needed on commercially attractive terms, if at all.
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
     We depend on a few significant customers for a large proportion of our net sales. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to our top customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 17% of our total net sales for the year ended July 31, 2010. Sales to Costco Wholesale Corporation represented 12% of our total net sales for the year ended July 31, 2010. The loss of these customers, or any other significant customer, or a material decrease in their purchases from us, could result in decreased sales and adversely impact our net income.
     Because we experience seasonal fluctuations in our sales, our quarterly results will fluctuate and our annual performance will depend largely on results from our first two quarters.
     Our business is highly seasonal, reflecting the general pattern of peak consumer demand for nut products during the months of October, November and December. Typically, a substantial portion of our revenues are earned during our first and second fiscal quarters. We generally experience lower revenues during our third and fourth fiscal quarters and in the future may incur losses in these quarters. Sales in the first and second fiscal quarters accounted for approximately 54% of our revenues for the year ended July 31, 2010. If sales in these quarters are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results.
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
     Unfavorable economic conditions, including the impact of recessions in the United States and throughout the world, may negatively affect our business and financial results. These economic conditions could negatively impact consumer demand for our products, the mix of our products’ sales, our ability to collect accounts receivable on a timely basis, the ability of suppliers to provide the materials required in our operations and our ability to obtain financing or to otherwise access the capital markets. Additionally, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. The occurrence of any of these risks could materially and adversely affect our business, financial condition and results of operations.
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
     We conduct a substantial amount of business with vendors and customers located outside the United States. During 2010, sales outside the United States, primarily in the United Kingdom, Canada, South Korea, Germany, Turkey, Japan, Netherlands, Spain and Italy accounted for approximately 18.6% of our net sales. With the acquisition of Kettle Foods, we expect a substantial increase in the percentage of our products sold in countries other than the United States. In addition, we expect an increase of our operations and employees that are located outside of the United States. Many factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:
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
     Kettle Foods was a private company that was not previously subject to financial reporting on the basis of accounting principles generally accepted in the United States and had not been subject to periodic reporting as a public company. There can be no assurance that the Kettle Foods system of internal control over financial reporting would meet the standards required for public companies. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance and accounting staff, may require additional staffing and infrastructure investments, and would increase our costs of doing business. Moreover, if we discover aspects of the Kettle Foods internal controls that need improvement, we cannot be certain that our remedial measures will be effective. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or increase our risk of material weakness in internal controls.
     A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.
     A significant portion of our assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a non-cash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of our common shares, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. At July 31, 2010, the carrying value of goodwill and other intangible assets totaled approximately $845.8 million, compared to total assets of approximately $1,225.9 million and total shareholders’ equity of approximately $379.9 million.
Risks Related to Indebtedness
     As a result of our acquisition of Kettle Foods, we are highly leveraged, which could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
     In connection with the Kettle Foods acquisition, we entered into a Secured Credit Facility and incurred a substantial amount of additional debt. Our ability to make scheduled payments or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operations sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Since our debt agreements restrict our ability to dispose of assets, we may not be able to consummate such dispositions, and this could result in our inability to meet our debt service obligations.
     This high degree of leverage could have other important consequences, including:
•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	exposing us to the risk of increased interest rates because our secured credit facility is at variable rates of interest;

•	making it more difficult to satisfy obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing the indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	placing us at a competitive disadvantage compared to competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from pursuing.

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
     The debt agreements contain restrictions that may limit our flexibility in operating our business.
     Our secured credit facility contains various covenants that may limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:
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
Risks Related to Our Common Stock
     The market price of our common stock is volatile and may result in investors selling shares of our common stock at a loss.
     The trading price of our common stock is volatile and subject to fluctuations in price in response to various factors, many of which are beyond our control, including:
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

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We own our facility located on 70 acres in Stockton, California. This facility consists of approximately 635,000 square feet of office and production space and 120,000 square feet of refrigerated storage space. We recently acquired three production facilities in the Kettle Foods transaction consisting of approximately 66,000 square feet of office and production space in Salem, Oregon, approximately 123,000 square feet of office and production space in Norwich, England, and 68,000 square feet of office and production space in Beloit, Wisconsin. We lease office space in San Francisco, California. Three additional production facilities are located in Robertsdale, Alabama, Fishers, Indiana and Van Buren, Indiana. The Robertsdale facility is owned by us. It consists of approximately 55,000 square feet of office and production space and 15,000 square feet of refrigerated storage space. The Fishers facility is leased and consists of approximately 117,000 square feet of office and production space and 60,000 square feet of warehouse/storage space. The leases on the Fishers facility are non-cancellable operating leases which expire in 2015 and 2019. We own the Van Buren facility, in which a co-packer manufactures our popcorn products, which is approximately 40,000 square feet and is located on the co-packer’s manufacturing campus. Finally, we lease warehousing facilities in California, Georgia, Illinois, Indiana, New Jersey, Oregon, Wisconsin, Canada and the United Kingdom.
     We believe that our facilities are generally well maintained and are in good operating condition, and will be adequate for our needs for the foreseeable future.
Item 3. Legal Proceedings
     In March 2008, a former grower and an organization named Walnut Producers of California filed suit against us in San Joaquin County Superior Court claiming, among other things, breach of contract relating to alleged underpayment for walnut deliveries for the 2005 and 2006 crop years. The plaintiffs purport to represent a class of walnut growers who entered into contracts with us. In May 2008, we argued a motion in front of the judge in the case requesting, among other things, that all class action allegations be struck from the plaintiffs’ complaint. In August 2008, the court granted our motion. The plaintiffs appealed the court’s ruling, and in August 2010, the Court of Appeals ruled against the plaintiffs and affirmed the trial court’s decision to strike the class allegation from the complaint. We intend to continue to vigorously defend ourselves against the plaintiffs’ allegations.
     We are the subject of various legal actions in the ordinary course of our business. All such matters, and the matter described above, are subject to many uncertainties that make their outcomes unpredictable. We believe that resolution of these matters will not have a material adverse effect on our financial condition, operating results or cash flows.
Item 4. Removed and Reserved
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

			Dividends
	High	Low	Declared
Year Ended July 31, 2010:
Fourth Quarter	$46.67	$36.72	$0.045
Third Quarter	$46.36	$34.27	$0.045
Second Quarter	$37.24	$29.10	$0.045
First Quarter	$34.07	$26.21	$0.045
Year Ended July 31, 2009:
Fourth Quarter	$30.39	$22.67	$0.045
Third Quarter	$29.25	$19.85	$0.045
Second Quarter	$31.94	$18.39	$0.045
First Quarter	$32.14	$23.50	$0.045
     Certain of our credit agreements specify limitations on the amount of dividends that may be declared or paid in a fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
     As of August 31, 2010, we had approximately 1,045 holders of record of our common stock, although we believe that there are a larger number of beneficial owners.
     We had no repurchases of common stock during the three months ended July 31, 2010.
Item 6. Selected Financial Data
     The following table sets forth selected financial data for each of the fiscal years in the five year period ended July 31, 2010:

	Year Ended July 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share information)
Statements of operations:
Net sales	$680,162	$570,940	$531,492	$522,585	$477,205
Cost of sales	519,161	435,344	443,490	443,945	411,809

Gross profit	161,001	135,596	88,002	78,640	65,396
Operating expenses:
Selling, general and administrative	64,301	60,971	43,613	42,541	37,046
Advertising	32,962	28,785	20,508	20,445	17,977
Restructuring and other costs, net	—	—	—	(15)	3,442
Loss on termination of defined benefit plan	—	—	—	3,054	—
Acquisition and integration related expenses	11,508	—	—	—	—

Total operating expenses	108,771	89,756	64,121	66,025	58,465

Income from operations	52,230	45,840	23,881	12,615	6,931
Interest expense, net	10,180	6,255	1,040	1,291	295
Other expenses, net	1,849	898	—	98	310

Income before income taxes	40,201	38,687	22,841	11,226	6,326
Income taxes (tax benefits)	13,990	14,944	8,085	2,793	(1,010)

Net income	$26,211	$23,743	$14,756	$8,433	$7,336

Earnings per share
Basic	$1.40	$1.45	$0.92	$0.53	$0.47
Diluted	$1.36	$1.42	$0.91	$0.53	$0.47

Shares used to compute earnings per share
Basic	18,313	16,073	15,767	15,359	15,069
Diluted	18,843	16,391	15,825	15,359	15,069

Dividends declared per share	$0.18	$0.18	$0.18	$0.12	$0.09

	Year Ended July 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$5,642	$24,802	$74,279	$33,755	$35,614
Working capital	72,168	51,422	121,516	100,527	87,689
Total assets	1,225,872	394,892	273,267	236,403	253,032
Total debt, including short-term debt	556,100	115,085	20,204	20,507	20,000
Total stockholders’ equity	379,943	173,341	146,223	125,341	110,826
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary
     We are an innovative packaged food company focused on building, acquiring and energizing brands. Our company was founded in 1912 and has a proven track record of growth, which is reflected in the growth of our revenues from approximately $200 million in fiscal year 2000 to approximately $680 million in fiscal year 2010. We specialize in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, we complemented our strong heritage in the culinary nut market under the Diamond of California® brand by launching a full line of snack nuts under the Emerald® brand. In September 2008, we acquired the Pop Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with our existing brands. On March 31, 2010, we completed our acquisition of Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and United Kingdom, which added the complementary premium brand Kettle to our existing portfolio of leading brands in the snack industry. The results of Kettle Foods operations are included in our financial statements from the date of acquisition. In general, we sell directly to retailers, particularly large national grocery store and drug store chains, and indirectly through wholesale distributors to independent and small regional retail grocery store chains and convenience stores. We also sell our products to mass merchandisers, club stores, convenience stores and through other retail channels.
     Our business is seasonal. For example, in 2010 and 2009, we recognized 54% and 61% of our net sales for the full fiscal year in the first six months of the year. Demand for nut products, particularly in-shell nuts and to a lesser extent culinary nuts, is highest during the months of October, November and December. We receive walnuts during the period from September to November and process them throughout the year. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last quarter of the calendar year. This seasonality also impacts capacity utilization at our facilities, which routinely operate at capacity for the last four months of the calendar year. Generally, we receive and pay for approximately 50% of the corn for popcorn in December, and approximately 50% in May. Accordingly, the working capital requirement of our popcorn and potato chip product lines is less seasonal than that of the tree nut product lines.
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
     Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the buyer (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, introductory or slotting payments, coupons, promotion and marketing allowances. The amount we accrue for promotion is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Customers have the right to return certain products. Product returns are estimated based upon historical results and are reflected as a reduction in sales.

     Inventories. All inventories are accounted for on a lower of cost (first-in, first-out) or market basis.
     We have entered into long-term Walnut Purchase Agreements with growers, under which they deliver their entire walnut crop to us during the Fall harvest season and we determine the minimum price for this inventory by March 31, or later, of the following calendar year. This purchase price will be a price determined by us in good faith, taking into account market conditions, crop size, quality, and nut varieties, among other relevant factors. Since the ultimate price to be paid will be determined subsequent to receiving the walnut crop, we must make an estimate of price for interim financial statements. Those estimates may subsequently change and the effect of the change could be significant.
     Valuation of Long-lived and Intangible Assets and Goodwill. We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, “Intangibles — Goodwill and Other,” or more often if there are indications of possible impairment.
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
     For brand intangible assets not subject to amortization, we test for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing brand intangibles for impairment, we compare the fair value with the carrying value. The determination of fair value is based on a discounted cash flow analysis, using inputs such as forecasted future revenues attributable to the brand, assumed royalty rates, and a risk-adjusted discount rate that approximates our estimated cost of capital. If the carrying value exceeds the estimated fair value, the brand intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of the brand intangible asset.
     We perform our annual goodwill impairment test required by ASC 350 as of June 30th of each year. In testing goodwill for impairment, we initially compare the fair value of the Company’s single reporting unit with the net book value of the Company since it represents the carrying value of the reporting unit. We have one operating and reportable segment. If the fair value of the reporting unit is less than the carrying value of the reporting unit, we perform an additional step to determine the implied fair value of goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all assets and liabilities and then computing the excess of the reporting units’ fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, the excess represents the amount of goodwill impairment. Accordingly, we would recognize an impairment loss in the amount of such excess. Our impairment assessment employs present value techniques and involves the use of significant estimates and assumptions, including a projection of future revenues, gross margins, operating costs and cash flows, as well as general economic and market conditions and the impact of planned business and operational strategies. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates. We also consider the estimated fair value of our reporting unit in relation to the Company’s market capitalization.
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
Results of Operations
     2010 Compared to 2009
     Net sales were $680.2 million and $570.9 million for the years ended July 31, 2010 and 2009. The increase in net sales was primarily due to increased snack sales (including Kettle Foods). This was offset in part by lower culinary sales.
     Net sales by channel (in thousands):

	Year Ended July 31,		% Change from
	2010	2009	2009 to 2010
Retail (1)	$570,416	$465,126	22.6%
International Non-Retail	69,206	68,890	0.5%
North American Ingredient/Food Service	37,953	34,504	10.0%
Other	2,587	2,420	6.9%

Total	$680,162	$570,940	19.1%

(1)	Retail represents sales of our culinary, snack and in-shell products.
     The increase in retail sales for the year ended July 31, 2010 resulted from higher sales of snack products (including Kettle Foods), which increased by 70.2%. This was offset in part by lower sales of culinary products as a result of lower pricing and elimination of low value added SKUs. North American ingredient/food service sales increased primarily as a result of higher volume and higher pricing.
     Gross profit. Gross profit as a percentage of net sales was 23.7% for the years ended July 31, 2010 and 2009.
     Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $64.3 million and $61.0 million, and 9.5% and 10.7% as a percentage of net sales, for the years ended July 31, 2010 and 2009. The improvement as a percentage of net sales was primarily driven by greater scale in snack sales and higher costs during fiscal year 2009 associated with the Pop Secret acquisition.
     Advertising. Advertising expense was $33.0 million and $28.8 million, and 4.8% and 5.0% as a percentage of net sales, for the years ended July 31, 2010 and 2009. The increase in advertising was primarily due to increased media spending associated with the snack brands (including Kettle Foods).

     Acquisition and integration related expenses. Acquisition and integration related expenses associated with Kettle Foods were $11.5 million for the year ended July 31, 2010.
     Interest expense, net. Net interest expense was $10.2 million and $6.3 million, and 1.5% and 1.1% as a percentage of net sales, for the years ended July 31, 2010 and 2009. For the year ended July 31, 2010, the increase was primarily attributable to the borrowings used to fund the Kettle Foods acquisition.
     Other expense, net. Net other expense was $1.8 million for the year ended July 31, 2010. The expense represented a loss on debt extinguishment when we replaced our existing credit facility with a new secured credit facility to fund the Kettle Foods acquisition. Net other expense was $0.9 million for the year ended July 31, 2009 reflecting a $2.6 million payment on the early termination of debt, partially offset by a gain on the sale of emission reduction credits of $1.7 million.
     Income taxes. The combined effective federal and state tax rate for the year ended July 31, 2010 was 34.8%. The lower effective tax rate for the year ended July 31, 2010 primarily reflects the influence from certain tax rate jurisdictions where we have Kettle Foods operations. For the year ended July 31, 2009, the combined effective federal and state tax rate for the year ended July 31, 2009 was 38.6%, and included the effect of discrete tax items, primarily the recognition of certain state tax credits.
     2009 Compared to 2008
     Net sales were $570.9 million and $531.5 million for the years ended July 31, 2009 and 2008. The increase in net sales was primarily due to increased snack sales, including sales related to our acquisition of Pop Secret in September 2008, offset in part by lower pricing realized for certain culinary and ingredient products.
     Net sales by channel (in thousands):

	Year Ended July 31,		% Change from
	2009	2008	2008 to 2009
Retail (1)	$465,126	$370,411	25.6%
International Non-Retail	68,890	101,640	-32.2%
North American Ingredient/Food Service	34,504	56,869	-39.3%
Other	2,420	2,572	-5.9%

Total	$570,940	$531,492	7.4%

(1)	Retail represents sales of our culinary, snack and in-shell products.
     The increase in Retail sales for the year ended July 31, 2009 resulted from higher sales of snack products (including Pop Secret), which increased by 113.2%. This was offset in part by lower sales of in-shell products. International Non-Retail and North American Ingredient/Food Service sales declined primarily as a result of lower volume and price deflation associated with lower input costs.
     Gross profit. Gross profit as a percentage of net sales was 23.7% and 16.6% for the years ended July 31, 2009 and 2008. Gross profit increased mainly due to favorable product mix, transitioning product sales to retail from international and ingredient, favorable impact of Pop Secret sales, favorable input costs and the result of cost efficiency initiatives.
     Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $61.0 million and $43.6 million, and 10.7% and 8.2% as a percentage of net sales, for the years ended July 31, 2009 and 2008. The increase in selling, general and administrative expenses is primarily the result of work force additions and incremental operating expenses associated with the Pop Secret acquisition in September 2008.
     Advertising. Advertising expense was $28.8 million and $20.5 million, and 5.0% and 3.9% as a percentage of net sales, for the years ended July 31, 2009 and 2008. The increase in advertising was primarily due to the production and airing of three new Emerald TV commercials and increased media spending associated with the Diamond, Emerald and Pop Secret brands.

     Interest expense, net. Net interest expense was $6.3 million and $1.0 million, and 1.1% and 0.2% as a percentage of net sales, for the years ended July 31, 2009 and 2008. The increase was mainly due to borrowings used to fund the Pop Secret acquisition.
     Other expense, net. Net other expense was $0.9 million for the year ended July 31, 2009 reflecting a $2.6 million payment on the early termination of debt, partially offset by a gain on the sale of emission reduction credits of $1.7 million.
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
     During the year ended July 31, 2010, cash used in operating activities was $1.6 million compared to $53.4 million provided by operating activities during the year ended July 31, 2009. The decrease in cash from operating activities was primarily due to increased investments in inventory and the timing of accounts payable payments between years. Cash used in investing activities was $626.6 million in 2010 compared to $198.1 million in 2009. This increase was mainly due to the acquisition of Kettle Foods for approximately $616 million. Cash provided by financing activities was $608.9 million in 2010 compared to $95.2 million in 2009. The increase was primarily attributable to long-term borrowings used to fund the Kettle Foods acquisition and to our equity offering.
     Cash provided by operating activities during the year ended July 31, 2009 was $53.4 million compared to $47.1 million during the year ended July 31, 2008. The increase in cash from operating activities was primarily due to improved profitability. Cash used in investing activities was $198.1 million in 2009 compared to $6.3 million in 2008. This increase was mainly due to the acquisition of Pop Secret for approximately $190 million. Cash provided by financing activities was $95.2 million in 2009 compared to $0.3 million of cash used in financing activities in 2008. This change was mainly attributable to long-term borrowings used to fund the Pop Secret acquisition, offset by repayments.
     On February 25, 2010, we entered into an agreement to replace our existing credit facility with a new five-year $600 million secured credit facility (the “Secured Credit Facility”) with a syndicate of lenders. The Company used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations.
     Our new Secured Credit Facility consists of a $200 million revolving credit facility, of which $166 million was outstanding as of July 31, 2010, and a $400 million term loan facility, of which $390 million was outstanding as of July 31, 2010. Scheduled principal payments on the term loan are $40 million in fiscal year 2011, $40 million in each of the succeeding three years (due quarterly), and $10 million for each of the first two quarters in fiscal year 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. Borrowings under the Secured Credit Facility will bear interest, at Diamond’s option, at either the agent’s base rate or the London Interbank Offered Rate (“LIBOR”) rate, plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio which is defined as the ratio of total debt to Earnings before interest, taxes, depreciation and amortization (“EBITDA”). Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility.
     The new Secured Credit Facility also provides for customary affirmative and negative covenants, including a debt to EBITDA ratio and minimum fixed charge coverage ratio. As of July 31, 2010 and 2009, we were in compliance with all applicable covenants under the Secured Credit Facility and the predecessor credit facility, respectively.
     On March 10, 2010, we issued 5,175,000 shares of common stock priced at $37.00 per share. After deducting the underwriting discount and other related expenses, we received total net proceeds from the sale of our common stock of approximately $179.7 million. The proceeds from the equity offering were used to fund a portion of the purchase price for the Kettle Foods acquisition.
     Working capital and stockholders’ equity were $72.2 million and $379.9 million at July 31, 2010 compared to $51.4 million and $173.3 million at July 31, 2009. The increase in working capital was due to increases in receivables and inventory related to the Kettle Foods acquisition, offset by increases in current portion of long term debt and payables.

     We believe our cash and cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our Secured Credit Facility, will be sufficient to fund our contractual commitments, repay obligations as required, and fund our operational requirements for at least the next twelve months.
Contractual Obligations and Commitments
     Contractual obligations and commitments at July 31, 2010 were as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Revolving line of credit	$166.1	$—	$—	$166.1	$—
Long-term obligations	390.0	40.0	80.0	270.0	—
Interest on long-term obligations (a)	54.5	14.3	24.0	16.2	—
Operating leases	18.7	4.6	6.7	3.8	3.6
Purchase commitments (b)	76.5	76.5	—	—	—
Pension liability	24.2	0.5	4.3	1.4	18.0
Long-term deferred tax liabilities (c)	144.8	—	—	—	144.8
Other long-term liabilities (d)	9.3	0.1	0.3	0.3	8.6

Total	$884.1	$136.0	$115.3	$457.8	$175.0

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of July 31, 2010.

(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity.

(c)	Primarily relates to intangible assets of Kettle Foods.

(d)	Excludes $0.6 million in deferred rent liabilities, $0.5 million in deferred income and $0.1 million of other non-current liabilities. Additionally, the liability for uncertain tax positions ($2.6 million at July 31, 2010, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.
Off-Balance Sheet Arrangements
     As of July 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Effects of Inflation
     The most significant inflationary factor affecting our net sales and cost of sales is the change in market prices for purchased nuts, corn, potatoes, oils and other ingredients. The prices of these commodities are affected by world market conditions and are volatile in response to supply and demand, as well as political and economic events. The price fluctuations of these commodities do not necessarily correlate with the general inflation rate. Inflation is likely to however, adversely affect operating costs such as labor, energy and materials.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market Risk. Our principal market risks are exposure to changes in commodity prices, interest rates on borrowings and foreign currency exchange rates.
     Commodities Risk. The availability, size, quality, and cost of raw materials for the production of our products, including walnuts, pecans, peanuts, cashews, almonds, other nuts, corn, potatoes and oils are subject to risks inherent to farming, such as crop size and yield fluctuations caused by poor weather and growing conditions, pest and disease problems, and other factors beyond our control. Additionally, our supply of raw materials could be reduced if governmental agencies conclude that our products have been tampered with, or that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents.
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
     The sensitivity of our cash and cash equivalent portfolio as of July 31, 2010 to a 100 basis point increase or decrease in interest rates would be a decrease or increase of pretax income of approximately $0.1 million.
     Interest rate volatility could also materially affect the fair value of our fixed rate debt, as well as the interest rate we pay on future borrowings under our lines of credit and revolver. The interest rate we pay on future borrowings under our lines of credit and revolver are dependent on the LIBOR.
     Foreign Currency Exchange Risk. We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily in the United Kingdom. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The foreign currency balance sheet exposures as of July 31, 2010 are not expected to result in a significant impact on future earnings or cash flows. Additionally, our sales of finished goods and purchases of raw materials and supplies from outside the U.S. are generally denominated in U.S. dollars. However, in July, we entered into a series of foreign exchange collars to hedge a portion of our expected Canadian Dollar denominated sales of Kettle Foods between September 2010 and January 2011. Thus, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on operating results.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Diamond Foods, Inc.
San Francisco, California
     We have audited the accompanying consolidated balance sheets of Diamond Foods, Inc. and subsidiaries (the “Company”) as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2010. We also have audited the Company’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management’s Report on Internal Control over Financial Reporting”, management excluded from its assessment the internal control over financial reporting at Kettle Foods, which was acquired on March 31, 2010 and whose financial statements constitute less than 10% of consolidated assets, and less than 15% of consolidated net sales of the consolidated financial statement amounts as of and for the year ended July 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Kettle Foods. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Foods, Inc. and subsidiaries as of July 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
San Francisco, California
October 5, 2010

DIAMOND FOODS, INC.
CONSOLIDATED BALANCE SHEETS

	July 31,
	2010	2009
	(In thousands, except share and
	per share information)
ASSETS
Current assets:
Cash and cash equivalents	$5,642	$24,802
Trade receivables, net	65,553	33,492
Inventories	143,405	85,027
Deferred income taxes	10,497	13,109
Prepaid income taxes	9,225	—
Prepaid expenses and other current assets	5,767	3,594

Total current assets	240,089	160,024
Property, plant and equipment, net	117,816	51,115
Deferred income taxes	13,625	6,230
Goodwill	396,788	76,076
Other intangible assets, net	449,018	97,883
Other long-term assets	8,536	3,564

Total assets	$1,225,872	$394,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$40,000	$15,000
Accounts payable and accrued liabilities	92,166	64,453
Payable to growers	35,755	29,149

Total current liabilities	167,921	108,602
Long-term obligations	516,100	100,085
Deferred income taxes	144,755	1,221
Other liabilities	17,153	11,643
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,121,534 and 16,753,796 shares issued and 21,891,928 and 16,552,019 shares outstanding at July 31, 2010 and 2009, respectively	22	17
Treasury stock, at cost: 229,606 and 201,777 shares at July 31, 2010 and 2009	(5,050)	(4,256)
Additional paid-in capital	307,032	122,817
Accumulated other comprehensive loss	(869)	(1,296)
Retained earnings	78,808	56,059

Total stockholders’ equity	379,943	173,341

Total liabilities and stockholders’ equity	$1,225,872	$394,892

See notes to consolidated financial statements.

DIAMOND FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2010	2009	2008
	(In thousands, except per share information)

Net sales	$680,162	$570,940	$531,492
Cost of sales	519,161	435,344	443,490

Gross profit	161,001	135,596	88,002
Operating expenses:
Selling, general and administrative	64,301	60,971	43,613
Advertising	32,962	28,785	20,508
Acquisition and integration related expenses	11,508	—	—

Total operating expenses	108,771	89,756	64,121

Income from operations	52,230	45,840	23,881
Interest expense, net	10,180	6,255	1,040
Other expense, net	1,849	898	—

Income before income taxes	40,201	38,687	22,841
Income taxes	13,990	14,944	8,085

Net income	$26,211	$23,743	$14,756

Earnings per share
Basic	$1.40	$1.45	$0.92
Diluted	$1.36	$1.42	$0.91

Shares used to compute earnings per share
Basic	18,313	16,073	15,767
Diluted	18,843	16,391	15,825

Dividends declared per share	$0.18	$0.18	$0.18
See notes to consolidated financial statements.

DIAMOND FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
	(In thousands, except share information)

Balance, July 31, 2007	15,764,647	$16	$(1,436)	$101,106	$23,422	$2,233	$125,341
Shares issued under ESPP and upon stock option exercises	233,710			3,972			3,972
Stock compensation expense	257,649			6,893			6,893
Tax benefit from ESPP and stock option transactions				579			579
Treasury stock repurchased	(75,235)		(1,767)				(1,767)
Dividends paid					(2,902)		(2,902)
Comprehensive income:
Net income					14,756		14,756
Change in pension liabilities						(646)	(646)
Other comprehensive income						(3)	(3)

Total comprehensive income:	—	—	—	—	—	—	14,107

Balance, July 31, 2008	16,180,771	16	(3,203)	112,550	35,276	1,584	146,223
Shares issued under ESPP and upon stock option exercises	298,133	1		5,299			5,300
Stock compensation expense	115,587			3,901			3,901
Tax benefit from ESPP and stock option transactions.				1,067			1,067
Treasury stock repurchased	(42,472)		(1,053)				(1,053)
Dividends paid					(2,960)		(2,960)
Comprehensive income:
Net income					23,743		23,743
Change in pension liabilities						(2,743)	(2,743)
Other comprehensive income						(137)	(137)

Total comprehensive income:	—	—	—	—	—	—	20,863

Balance, July 31, 2009	16,552,019	17	(4,256)	122,817	56,059	(1,296)	173,341
Shares issued upon stock option exercises	44,574			818			818
Stock compensation expense	148,164			3,231			3,231
Tax benefit from stock option transactions				434			434
Shares issued for equity offering	5,175,000	5		191,470			191,475
Equity offering costs				(11,738)			(11,738)
Treasury stock repurchased	(27,829)		(794)				(794)
Dividends paid					(3,462)		(3,462)
Comprehensive income:
Net income					26,211		26,211
Change in pension liabilities						(773)	(773)
Foreign currency translation adjustment						1,477	1,477
Other comprehensive income						(277)	(277)

Total comprehensive income:	—	—	—	—	—	—	26,638

Balance, July 31, 2010	21,891,928	$22	$(5,050)	$307,032	$78,808	$(869)	$379,943

See notes to consolidated financial statements.

DIAMOND FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2010	2009	2008
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,211	$23,743	$14,756
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,154	11,362	6,420
Deferred income taxes	7,072	(2,800)	(3,022)
Excess tax benefit from ESPP and stock option transactions	(434)	(1,067)	(579)
Stock-based compensation	3,231	3,901	6,893
Other, net	1,109	858	4
Changes in assets and liabilities (excluding business acquired):
Trade receivables	(2,873)	12,764	4,406
Inventories	(45,852)	10,316	2,093
Prepaid expenses and income taxes and other current assets	(6,437)	1,053	10
Accounts payable and accrued liabilities	(12,068)	21,231	16,054
Payable to growers	6,606	(27,793)	(175)
Other, net	4,693	(200)	216

Net cash provided by (used in) operating activities	(1,588)	53,368	47,076
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of property, plant and equipment	289	129	12
Purchases of property, plant, and equipment	(11,790)	(7,994)	(6,583)
Acquisition of Pop Secret	833	(190,224)	—
Acquisition of Kettle Foods, net of cash acquired	(616,222)	—	—
Other	329	4	299

Net cash used in investing activities	(626,561)	(198,085)	(6,272)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings under the Secured Credit Facility	176,000	—	—
Repayment of revolving line of credit under the Secured Credit Facility	(9,900)	—	—
Proceeds from issuance of long-term debt	400,000	125,000	—
Debt issuance costs	(8,852)	(1,973)	—
Payment of long-term debt and notes payable	(125,119)	(30,141)	(162)
Gross proceeds from equity offering	191,475	—	—
Equity offering costs	(11,738)	—	—
Dividends paid	(3,462)	(2,960)	(2,902)
Excess tax benefit from ESPP and stock option transactions	434	1,067	579
Other, net	24	4,247	2,205

Net cash provided by (used in) financing activities	608,862	95,240	(280)

Effect of exchange rate changes on cash	127	—	—

Net increase (decrease) in cash and cash equivalents	(19,160)	(49,477)	40,524
Cash and cash equivalents:
Beginning of period	24,802	74,279	33,755

End of period	$5,642	$24,802	$74,279

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,088	$5,989	$1,183
Income taxes	11,113	19,438	5,945
Non-cash investing activities:
Accrued capital expenditures	1,076	497	391
See notes to consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010, 2009 and 2008
(In thousands, except share and per share information)
(1) Organization and Significant Accounting Policies
Business
     Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building, acquiring and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a full line of snack nuts under the Emerald® brand. In September 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. On March 31, 2010, Diamond completed its acquisition of Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and United Kingdom, which added the complementary premium brand Kettle to Diamond’s existing portfolio of leading brands in the snack industry. The results of Kettle Foods operations are included in Diamond’s financial statements from the date of acquisition. In general, Diamond sells directly to retailers, particularly large national grocery store and drug store chains, and indirectly through wholesale distributors to independent and small regional retail grocery store chains and convenience stores. Diamond also sells its products to mass merchandisers, club stores, convenience stores and through other retail channels.
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
Certain Risks and Concentrations
     The Company’s revenues are principally derived from the sale of snack, culinary, retail in-shell, international non-retail and North American ingredient/food service nuts. Significant changes in customer buying behavior could adversely affect the Company’s operating results. Sales to the Company’s largest customer accounted for approximately 17%, 21% and 22% of net sales in 2010, 2009 and 2008, respectively. Sales to the second largest customer accounted for approximately 12%, 13% and 13% of net sales in 2010, 2009 and 2008, respectively.
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
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of assets ranging from 30 to 39 years for buildings and ranging from three to 15 years for equipment.
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
Impairment of Long-Lived and Intangible Assets and Goodwill
     Management reviews long-lived assets and certain identifiable intangible assets with finite lives for impairment in accordance with ASC 360, “Property, Plant, and Equipment.” Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, “Intangibles — Goodwill and Other,” or more often if there are indications of possible impairment.
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
     The Company performs its annual goodwill impairment test required by ASC 350 as of June 30th of each year. In testing goodwill for impairment, Diamond initially compares the fair value of the Company’s single reporting unit with the net book value of the Company because it represents the carrying value of the reporting unit. Diamond has one operating and reportable segment. If fair value of the reporting unit is less than the carrying value of the reporting unit, we perform an additional step to determine the implied fair value of goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all assets and liabilities and then computing the excess of the reporting units’ fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, the excess represents the amount of goodwill impairment. Accordingly, the Company would recognize an impairment loss in the amount of such excess. The Company considers the estimated fair value of the reporting unit in relation to the Company’s market capitalization.
Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the buyer, price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, introductory or slotting payments, coupons, promotion and marketing allowances. The amount the Company accrues for promotion is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation, and sales and payment trends with similar previously offered programs. Customers have the right to return certain products. Product returns are estimated based upon historical results and are reflected as a reduction in sales.
Promotion and Advertising Costs
     Promotional allowances, customer rebates, coupons and marketing allowances are recorded at the time the related revenue is recognized and are reflected as reductions of sales. Annual volume rebates, promotion, and marketing allowances are recorded based upon the terms of the arrangements. Coupon incentives are recorded at the time of distribution in amounts based on estimated redemption rates. The Company expenses advertising costs as incurred. Payments to reimburse customers for cooperative advertising programs are recorded in accordance with ASC 605-50, “Revenue Recognition — Customer Payments and Incentives.”
Shipping and Handling Costs
     Amounts billed to customers for shipping and handling costs are included in net sales. Shipping and handling costs are charged to cost of sales as incurred.
Income Taxes
     Diamond accounts for income taxes in accordance with ASC 740, “Income Taxes.” which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both the historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered.
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
Stock-Based Compensation
     The Company accounts for stock-based compensation arrangements, including stock option grants and restricted stock awards, in accordance with ASC 718, “Compensation — Stock Compensation.” Under this guidance, compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. The Black-Scholes option pricing model is used to determine the fair value of stock options at the date of grant. This model requires the Company to make assumptions such as expected term, dividends, volatility, and forfeiture rates that determine the stock options fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with the Company’s assumptions and judgments used in estimating these factors, the Company may be required to increase or decrease compensation expense, which could be material to its results of operations.
(2) Fair Value of Financial Instruments
     The Company transacts business in foreign currencies and has international sales denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency option contracts, generally with monthly maturities over twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The Company does not use foreign currency contracts for speculative or trading purposes.
     On the date a foreign currency option contract is entered into, the Company designates the contract as a hedge for a forecasted transaction, of the variability of cash flows to be received (“cash flow hedge”). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to anticipated transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Effective changes in derivative contracts designated and qualifying as cash flow hedges of forecasted revenue are reported in other comprehensive income. These gains and losses are reclassified into interest income or expense, as a component of revenue, in the same period as the hedged revenue is recognized. The Company includes time value in the assessment of effectiveness of the foreign currency derivatives. The ineffective portion of the hedge is recorded in interest expense or income. Hedge ineffectiveness recorded for the year ended July 31, 2010 for foreign currency derivatives is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted foreign currency transactions is six months. Amounts expected to be reclassified from other comprehensive income to revenue for foreign currency derivatives within the next twelve months are immaterial.
     In the first quarter of fiscal year 2009, the Company entered into an interest rate swap agreement in accordance with Company policy to mitigate the impact of LIBOR-based interest rate fluctuations on Company profitability. The swap agreement, with a total hedged notional amount of $47.5 million, was entered into to hedge future cash flows associated with a portion of the Company’s variable rate bank debt, which was used to finance the Pop Secret acquisition. On January 22, 2009, the company terminated this swap agreement, which was set to mature on October 30, 2009. As a result of this swap termination, the Company amortized the loss of approximately $695 from other comprehensive income to interest expense through October 30, 2009, the original life of the swap.
     In the second quarter of fiscal year 2009, the Company entered into a new interest rate swap agreement in accordance with Company policy to mitigate the impact of LIBOR-based interest rate fluctuations on Company profitability. On March 10, 2010, the Company terminated this swap agreement, which was to mature on January 15, 2011. Since the swap did not qualify for hedge accounting, the loss of approximately $184 was recorded in the Statement of Operations for the year ended July 31, 2010.
     In the quarter ended July 31, 2010, the Company entered into three interest rate swap agreements in accordance with Company policy to mitigate the impact of LIBOR based interest expense fluctuations on Company profitability. These swap agreements, with a total hedged notional amount of $100 million were entered into to hedge future cash interest payments associated with a portion of the Company’s variable rate bank debt. The Company has designated these swaps as cash flow hedges of future cash flows associated with its variable rate debt. All effective changes in the fair value of the designated swaps are recorded in other comprehensive income (loss) and are released to interest income or expense on a monthly basis as the hedged debt payments are accrued. Ineffective changes, if any, are recognized in interest income or expense immediately. For the year ended July 31, 2010, the Company recognized other comprehensive loss of $666 based on the change in fair value of the swap agreements; no hedge ineffectiveness for these swap agreements was recognized in interest income or expense over the same period. Other comprehensive loss of $575 is expected to be reclassified to interest expense within the next twelve months.

     The fair values of the Company’s derivative instruments as of July 31, 2010 are as follows:

	Balance Sheet Location	Fair Value
Liability Derivatives

Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Interest payable	$(2)
Interest rate contracts	Other current liabilities	(666)
Cash flow forwards	Accounts payable and accrued liabilities	(12)

Total		$(680)

     The effect of the Company’s derivative instruments on the Consolidated Statements of Operations for the year ended July 31, 2010 is summarized below:

		Location of Loss	Amount of Loss
	Amount of Loss	Reclassified from	Reclassified from	Location of Loss	Amount of Loss
	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into	Recognized in Income on	Recognized in Income on
Derivatives in ASC 815 Cash	Derivative (Effective	Income (Effective	Income (Effective	Derivative (Ineffective	Derivative (Ineffective
Flow Hedging Relationships	Portion)	Portion)	Portion)	Portion)	Portion)

Interest rate contracts	$(479)	Interest Expense	$(52)	Interest Expense	$—
Cash flow forwards	(12)	Revenue	—	Revenue	—

Total	$(491)		$(52)		$—

     Effective August 1, 2009, the Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures,” regarding nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption did not have a material impact.
     ASC 820 requires that assets and liabilities carried at fair value be measured using the following three levels of inputs:
     Level 1: Quoted market prices in active markets for identical assets or liabilities
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
     Level 3: Unobservable inputs that are not corroborated by market data
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The following tables present the Company’s liabilities measured at fair value on a recurring basis as of July 31, 2010 and July 31, 2009:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	July 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$586	$586	$—	$—

Total	$586	$586	$—	$—

Derivative liabilities:
Interest rate contracts	$(668)	$—	$(668)	$—
Cash flow forwards	(12)	—	(12)	—

Total	$(680)	$—	$(680)	$—

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	July 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$24,500	$24,500	$—	$—

Total	$24,500	$24,500	$—	$—

Derivative liabilities:
Interest rate contracts	$(250)	$—	$(250)	$—

Total	$(250)	$—	$(250)	$—

     The Company has elected to use the income approach to value the derivative liabilities, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under ASC 820, the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of the derivative instruments.
(3) Equity Offering and Stock-Based Compensation
     On March 10, 2010, the Company issued and sold 5,175,000 shares of its common stock for $37.00 per share. After deducting the underwriting discount and other related expenses, the Company received total net proceeds from the sale of its common stock of approximately $179.7 million. The proceeds from the equity offering were used to fund a portion of the purchase price for the Kettle Foods acquisition.
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
     In 2005, the Company began granting shares of restricted stock and stock options under the Plan. The shares of restricted stock vest over three, four or five-year periods. The stock options expire in ten years and vest over three, four or five years. As of July 31, 2010, options to purchase 1,451,963 shares of common stock were outstanding, of which 1,217,954 were exercisable. At July 31, 2010, the Company had 1,162,185 shares available for future grant under the Plan.
     ASC 718, “Compensation — Stock Compensation,” requires the recognition of compensation expense in an amount equal to the fair value of share-based awards. Beginning with the Company’s adoption of ASC 718 in August 2005, the fair value of all stock options granted subsequent to August 1, 2005 is recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. The guidance requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period, generally three, four or five years from date of grant or award.
     Stock Option Awards: The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities were estimated based on the Company’s implied historical volatility. The expected term of options granted and forfeiture rates were based on assumptions and historical data to the extent it is available. The risk-free rates were based on U.S. Treasury yields in effect at the time of the grant. For purposes of this valuation model, dividends are based on the historical rate. Assumptions used in the Black-Scholes model are presented below (for the year ended July 31):

	2010	2009	2008
Average expected life, in years	6	6	5
Expected volatility	46.00%	38.50%	32.57%
Risk-free interest rate	3.04%	3.23%	3.71%
Dividend rate	0.50%	0.70%	0.91%

     The following table summarizes option activity during the years ended July 31, 2010, 2009 and 2008:

		Weighted	Weighted Average
	Number of	Average Exercise	Remaining	Aggregate
	Shares	Price Per Share	Contractual Life	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at July 31, 2007	1,621	$17.37	8.3	$226
Granted	140	21.43
Exercised	(207)	17.31
Cancelled	(44)	17.87

Outstanding at July 31, 2008	1,510	17.74	7.5	$9,979
Granted	128	26.06
Exercised	(294)	17.78
Cancelled	(12)	17.24

Outstanding at July 31, 2009	1,332	18.54	6.9	$12,871
Granted	191	40.79
Exercised	(45)	18.35
Cancelled	(26)	38.64

Outstanding at July 31, 2010	1,452	21.11	6.4	$34,027

Exercisable at July 31, 2008	1,212	17.32	7.3	$8,483
Exercisable at July 31, 2009	1,107	17.76	6.6	$11,562
Exercisable at July 31, 2010	1,218	18.32	5.9	$31,939
     The weighted average fair value of options granted during 2010, 2009 and 2008 was $18.18, $10.67 and $6.95, respectively. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $829, $2,816 and $501, respectively. The total fair value of options vested during 2010, 2009 and 2008 was $1,378, $1,402 and $3,127, respectively.
     Changes in the Company’s nonvested options during 2010 are summarized as follows:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value Per Share
	(In thousands)
Nonvested at July 31, 2009	225	$8.62
Granted	191	18.18
Vested	(157)	8.78
Cancelled	(25)	18.12

Nonvested at July 31, 2010	234	15.28

     As of July 31, 2010, there was $3.7 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.8 years.

     Restricted Stock Awards: Restricted stock activity during 2010, 2009 and 2008 is summarized as follows:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
	(In thousands)
Outstanding at July 31, 2007	310	$17.50
Granted	318	17.73
Vested	(235)	17.33
Cancelled	(61)	17.28

Outstanding at July 31, 2008	332	17.74
Granted	194	25.80
Vested	(111)	18.02
Cancelled	(79)	19.94

Outstanding at July 31, 2009	336	21.79
Granted	193	34.29
Vested	(76)	20.92
Cancelled	(45)	31.60

Outstanding at July 31, 2010	408	26.78

     The total intrinsic value of restricted stock vested in 2010, 2009 and 2008 was $2,192, $2,771and $5,425, respectively.
     As of July 31, 2010, there was $8.6 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.6 years.
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
(4) Earnings Per Share
     The Company adopted certain amendments to ASC 260-10, “Earnings Per Share” on August 1, 2009, which impacted the determination and reporting of earnings per share by requiring the inclusion of restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). Including these shares in the Company’s earnings per share calculation during periods of net income has the effect of diluting both basic and diluted earnings per share. As a result of adopting the amendments to ASC 260-10, prior period basic and diluted shares outstanding, as well as the related per share amounts presented below, have been adjusted retroactively. The retroactive application of the two-class method changed the previously reported basic and diluted earnings per share for the year ended July 31, 2009.

     The computations for basic and diluted earnings per share are as follows:

	Year Ended July 31,
	2010	2009	2008
Numerator:
Net income	$26,211	$23,743	$14,756
Less: income allocated to participating securities	(520)	(486)	(301)

Income attributable to common shareholders — basic	25,691	23,257	14,455

Add: undistributed income attributable to participating securities	505	469	280
Less: undistributed income reallocated to participating securities	(490)	(460)	(279)

Income attributable to common shareholders — diluted	$25,706	$23,266	$14,456

Denominator:
Weighted average shares outstanding — basic	18,313	16,073	15,767
Dilutive shares — stock options	530	318	58

Weighted average shares outstanding — diluted	18,843	16,391	15,825

Income per share attributable to common shareholders (1):
Basic	$1.40	$1.45	$0.92
Diluted	$1.36	$1.42	$0.91

(1)	Computations may reflect rounding adjustments.
     Options to purchase 1,451,963, 1,331,737 and 1,510,303 shares of common stock were outstanding at July 31, 2010, 2009 and 2008, respectively. Options to purchase 156,000, 48,000 and 247,283 shares of common stock were not included in the computation of diluted earnings per share for 2010, 2009 and 2008 because their exercise prices were greater than the average market price of Diamond’s common stock of $36.43, $25.87 and $19.80, and therefore their effect would be antidilutive.
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
     The acquisition is accounted for under the purchase method of accounting in accordance with ASC 805, “Business Combinations.” The results of Kettle Foods operations are included in Diamond’s financial statements from the date of acquisition. The Company incurred approximately $11.5 million in acquisition and integration related costs during the year ended July 31, 2010.

     The total purchase price of approximately $616 million has been preliminarily allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Accounts receivable	$29,188
Inventory	12,526
Deferred tax asset	2,119
Prepaid expenses and other assets	3,617
Property, plant and equipment	66,289
Brand intangibles	235,000
Customer relationships	120,000
Goodwill	321,545
Assumed liabilities	(39,211)
Deferred tax liabilities	(134,851)

Purchase price	$616,222

     The Company’s purchase price allocation is preliminary and subject to tax and accrual adjustments that are expected to be completed in the first half of fiscal year 2011. Adjustments may impact the total purchase price, deferred taxes and goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on management’s best estimates of fair value at this time and is subject to tax and other adjustments.
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
     Customer relationships of Kettle Foods will be amortized on a straight-line basis over an estimated life of 20 years. Brand intangibles relate to the “Kettle Foods” brand name, which has an indefinite life, and therefore is not amortizable.
Pro Forma — Financial Information
     The following reflects the unaudited pro forma combined results of operations of the Company and Kettle Foods as if the acquisition had taken place at the beginning of the fiscal years presented:

	Year Ended July 31,
	2010	2009
Net sales	$854,579	$787,349
Net income	$36,474	$22,363
Diluted earnings per share	$1.63	$1.02
     The Company incurred a loss on extinguishment of debt of $1.8 million when Diamond replaced an existing credit facility with a new secured credit facility to fund the Kettle Foods acquisition. Additionally, the Company incurred acquisition and integration costs of $11.5 million during the year ended July 31, 2010. These amounts are included in the above pro forma results of operations for the twelve month periods for fiscal years 2010 and 2009.
     The net sales and associated earnings Kettle Foods has contributed to Diamond’s results of operations are not determinable as certain operational and go-to-market activities of Kettle Foods have been integrated into Diamond.

(6) Intangible Assets and Goodwill
     The changes in the carrying amount of goodwill are as follows:

Balance as of July 31, 2008:	$5,432
Acquisition of Pop Secret	70,644

Balance as of July 31, 2009:	76,076
Pop Secret purchase price allocation changes	(833)
Acquisition of Kettle Foods	321,545

Balance as of July 31, 2010:	$396,788

     Other intangible assets consisted of the following at July 31:

	2010	2009
Brand intangibles (not subject to amortization)	$297,500	$62,500
Intangible assets subject to amortization:
Customer contracts and related relationships	157,300	37,300

Total other intangible assets, gross	454,800	99,800

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(5,782)	(1,917)

Total other intangible assets, net	$449,018	$97,883

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
     Identifiable intangible asset amortization expense in each of the five succeeding years will amount to approximately $7,865.
     For the years ended July 31, 2010 and 2009, the amortization period for identifiable intangible assets was approximately 20 years with amortization expense of approximately $3,865 and $1,761 recognized, respectively. For the period ended July 31, 2008, the total weighted average amortization period of identifiable intangible assets is approximately 18 years with amortization expense of approximately $234 recognized for the period.
     The Company also performed its 2010 annual impairment test of goodwill required by ASC 350 as of June 30, 2010. There were no goodwill impairments during 2010, 2009 and 2008.
(7) Notes Payable and Long-Term Obligations
     On February 25, 2010, Diamond entered into an agreement to replace an existing credit facility with a new five-year $600 million secured credit facility (the “Secured Credit Facility”) with a syndicate of lenders. The Company used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations.
     Diamond’s new Secured Credit Facility consists of a $200 million revolving credit facility, of which $166 million was outstanding as of July 31, 2010, and a $400 million term loan facility, of which $390 million was outstanding as of July 31, 2010. Scheduled principal payments on the term loan are $40 million in fiscal year 2011, $40 million in each of the succeeding three years (due quarterly), and $10 million for each of the first two quarters in fiscal year 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. Borrowings under the Secured Credit Facility will bear interest, at Diamond’s option, at either the agent’s base rate or the LIBOR rate, plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio (defined as the ratio of total debt to EBITDA). For the year ended July 31, 2010, the average interest rate was 3.2%. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility.
     The new Secured Credit Facility also provides for customary affirmative and negative covenants, including a debt to EBITDA ratio and minimum fixed charge coverage ratio. As of July 31, 2010 and 2009, the Company was in compliance with all applicable covenants under the Secured Credit Facility and the predecessor credit facility, respectively..
(8) Balance Sheet Items
     Inventories consisted of the following at July 31:

	2010	2009
Raw materials and supplies	$64,660	$25,678
Work in process	23,768	13,217
Finished goods	54,977	46,132

Total	$143,405	$85,027

     Other long-term assets consisted of the following at July 31:

	2010	2009
Investment in CoBank	$1,147	$1,476
Other	7,389	2,088

Total	$8,536	$3,564

     Accounts payable and accrued liabilities consisted of the following at July 31:

	2010	2009
Accounts payable	$42,784	$32,222
Accrued salaries and benefits	17,587	11,034
Accrued promotion	22,787	19,511
Other	9,008	1,686

Total	$92,166	$64,453

(9) Property, Plant and Equipment
     Property, plant and equipment consisted of the following at July 31:

	2010	2009
Land and improvements	$10,012	$1,531
Buildings and improvements	38,231	19,518
Machinery, equipment and software	164,926	115,211
Construction in progress	7,214	7,294

Total	220,383	143,554
Less accumulated depreciation	(102,567)	(92,439)

Property, plant and equipment, net	$117,816	$51,115

(10) Income Taxes
     Income tax expense (benefit) consisted of the following for the year ended July 31:

	2010	2009	2008
Current
Federal	$5,895	$14,831	$10,711
State	(665)	2,913	947
Foreign	1,688	—	—

Total current	6,918	17,744	11,658

Deferred
Federal	7,324	(2,830)	(3,201)
State	1,216	30	(372)
Foreign	(1,468)	—	—

Total deferred	7,072	(2,800)	(3,573)

Total tax provision	$13,990	$14,944	$8,085

     A reconciliation of the statutory federal income tax rate of 35% to Diamond’s effective income tax rate is as follows for the year ended July 31:

	2010	2009	2008
Federal tax computed at the statutory rate	$14,071	$13,540	$7,993
Stock-based compensation	(16)	3	264
Domestic production activities deduction	(371)	(894)	(691)
State taxes, net of federal impact	361	1,908	244
Acquisition costs	2,282	—	—
Foreign income tax rate differential	(2,811)	—	—
Other items, net	474	387	275

Income tax expense	$13,990	$14,944	$8,085

     The tax effect of temporary differences and net operating losses which give rise to deferred tax assets and liabilities consist of the following as of July 31:

	2010	2009
Deferred tax assets:
Current:
Inventories	$940	$803
Receivables	378	203
Accruals	4,974	7,702
Employee stock compensation benefits	3,661	3,383
State tax	258	943
Other	380	75

Total current	10,591	13,109

Non-current:
State tax credits	5,524	3,723
Retirement benefits	4,341	5,275
Employee stock compensation benefits	2,025	1,498
Other	2,706	168

Total non-current	14,596	10,664

Deferred tax liabilities:
Current	14	—
Non-current:
Retirement benefits	4,951	872
Property, plant and equipment	6,895	1,291
Intangibles	127,884	3,492
Other	6,076	—

Total non-current	145,806	5,655

Total deferred taxes, net	$(120,633)	$18,118

Composed of:
Net current deferred taxes	$10,577	$13,109
Net non-current deferred taxes	(131,210)	5,009

Total deferred taxes, net	$(120,633)	$18,118

     The state tax credits reported are California Enterprise Zone Credits, which have no expiration date.
     The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of July 31, 2010, the Company had $0.2 million accrued for interest and penalties. The following table sets forth the changes during the year in the Company’s ASC 740-10 liability:

	2010	2009	2008
Balance, beginning of year	$313	$233	$220
Tax position related to current year:
Additions	2,586	—	—
Tax positions related to prior years:
Additions	10	227	13
Settlements	(269)	(46)	—
Statute of limitations closures	(29)	(101)	—

Balance, end of year	$2,611	$313	$233

     As of July 31, 2010, tax years 2004 through 2009 were open under various foreign, federal and state tax jurisdictions.

(11) Commitments and Contingencies
     In March 2008, a former grower and an organization named Walnut Producers of California filed suit against Diamond in San Joaquin County Superior Court claiming, among other things, breach of contract relating to alleged underpayment for walnut deliveries for the 2005 and 2006 crop years. The plaintiffs purport to represent a class of walnut growers who entered into contracts with Diamond. In May 2008, Diamond argued a motion in front of the judge in the case requesting, among other things, that all class action allegations be struck from the plaintiffs’ complaint. In August 2008, the court granted Diamond’s motion. The plaintiffs appealed the court’s ruling, and in August 2010, the Court of Appeals ruled against the plaintiffs and affirmed the trial court’s decision to strike the class allegation from the complaint. Diamond intends to continue to vigorously defend itself against the plaintiffs’ allegations.
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
     At July 31, 2010, the Company had $2.3 million of letters of credit outstanding related to normal business transactions and commitments of $6.6 million to purchase new equipment.
     Operating lease expense for the year ended July 31, 2010, 2009 and 2008 was $3.2 million, $2.5 million and $2.2 million, respectively.
     At July 31, 2010, future minimum payments under non-cancelable operating leases (primarily for real property) were as follows:

2011	$4,574
2012	3,827
2013	2,858
2014	2,051
2015	1,758
Thereafter	3,654

Total	$18,722

(12) Segment Reporting
     The Company operates in a single reportable segment: the processing, marketing, and distribution of culinary, in-shell and ingredient/food service nuts and snack products. The geographic presentation of net sales below is based on the destination of the sale. The “Europe” category consists primarily of United Kingdom, Germany, Netherlands, Spain and Italy. The “Other” category consists primarily of Canada, South Korea, Turkey and Japan. The geographic distributions of the Company’s net sales are as follows for the year ended July 31:

	2010	2009	2008
United States	$553,977	$486,614	$412,522
Europe	64,909	33,743	42,787
Other	61,276	50,583	76,183

Total	$680,162	$570,940	$531,492

     Net sales by product line:

	2010	2009	2008
Snack	$321,422	$188,900	$88,629
Culinary	217,506	241,893	239,897
In-shell	31,488	34,333	41,885

Total Retail	570,416	465,126	370,411

International Non-Retail	69,206	68,890	101,640
North American Ingredient/Food Service	37,953	34,504	56,869
Other	2,587	2,420	2,572

Total	$680,162	$570,940	$531,492

     The Company does not segregate intangible or other long-lived assets between geographies for internal reporting. Therefore, asset-related information has not been presented.
(13) Valuation Reserves and Qualifying Accounts

	Beginning	Charged to	Charged to	End of
	of Period	Expense	Reserve	Period
Allowance for Doubtful Accounts
Year ended July 31, 2008	$348	$150	$(57)	$441
Year ended July 31, 2009	441	269	(210)	500
Year ended July 31, 2010	500	106	—	606
(14) Retirement Plans
     Diamond provides retiree medical benefits and sponsors two defined benefit pension plans. One of the defined benefit plans is a qualified plan covering all bargaining unit employees and the other is a nonqualified plan for certain salaried employees. The amounts shown for pension benefits are combined amounts for all plans. Diamond uses a July 31 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Any employee who joined the Company after January 15, 1999 is not entitled to retiree medical benefits.
     As of March 29, 2010, the Company determined that the defined benefit pension plan for the bargaining unit employees would be frozen at July 31, 2010 in conjunction with the execution of a new union contract. This amendment was accounted for in accordance with ASC 715, “Compensation — Retirement Benefits.”
     Obligations and funded status of the remaining benefit plans at July 31 are:

	Pension Benefits		Other Benefits
Change in Benefit Obligation	2010	2009	2010	2009
Benefit obligation at beginning of year	$20,832	$15,666	$2,360	$4,158
Service cost	728	475	63	103
Interest cost	1,198	1,062	133	284
Plan participants’ contributions	—	—	74	95
Plan amendments	(412)	—	—	—
Actuarial loss (gain)	2,253	3,990	(267)	(1,991)
Benefits paid	(413)	(361)	(159)	(289)

Benefit obligation at end of year	$24,186	$20,832	$2,204	$2,360

	Pension Benefits		Other Benefits
Change in Plan Assets	2010	2009	2010	2009
Fair value of plan assets at beginning of year	$12,120	$13,424	$—	$—
Actual return on plan assets	1,320	(943)	—	—
Employer contribution	117	—	85	194
Plan participants’ contributions	—	—	74	95
Benefits paid	(413)	(361)	(159)	(289)

Fair value of plan assets at end of year	$13,144	$12,120	$—	$—

Funded status at end of year	$(11,042)	$(8,712)	$(2,204)	$(2,360)

     Assets (liabilities) recognized in the consolidated balance sheets at July 31 consisted of:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Current liabilities	$—	$—	$(117)	$(130)
Noncurrent liabilities	(11,042)	(8,712)	(2,087)	(2,230)

Total	$(11,042)	$(8,712)	$(2,204)	$(2,360)

     Amounts recognized in accumulated other comprehensive income (pre-tax) after the adoption of ASC 715 as of July 31, 2010 consist of:

	Pension	Other
	Benefits	Benefits
Net loss (gain)	$9,120	$(5,942)
Prior service cost	102	—

Total	$9,222	$(5,942)

     The accumulated benefit obligation for all defined benefit pension plans was $21,772 and $18,333 at July 31, 2010 and 2009.
     Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2010	2009
Projected benefit obligation	$24,186	$20,832
Accumulated benefit obligation	21,772	18,333
Fair value of plan assets	13,144	12,120
     Components of net periodic benefit cost for the year ended July 31 were as follows:

	Pension Benefits			Other Benefits
Net Periodic Benefit Cost / (Income)	2010	2009	2008	2010	2009	2008
Service cost	$728	$475	$645	$63	$103	$101
Interest cost	1,198	1,062	961	133	284	279
Expected return on plan assets	(952)	(1,059)	(1,147)	—	—	—
Amortization of prior service cost	26	26	26	—	—	—
Amortization of net (gain) loss	517	37	5	(824)	(539)	(530)
Curtailment cost	3	—	—	—	—	—

Net periodic benefit cost / (income)	$1,520	$541	$490	$(628)	$(152)	$(150)

     The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $662 and $16, respectively. The estimated net gain for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $795. No prior service cost for the other defined benefit postretirement plans will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.
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
Assumptions
     Weighted-average assumptions used to determine benefit obligations at July 31 were as follows:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.28%	5.80%	7.00%	5.00%	5.80%	7.00%
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A
     Weighted-average assumptions used to determine net periodic benefit cost for the year ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.80%	7.00%	6.40%	5.80%	7.00%	6.40%
Expected long-term return on plan assets	8.00	8.00	8.00	N/A	N/A	N/A
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A
     The expected long-term rate of return on plan assets is based on the established asset allocation.
     Assumed trend rates for medical plans were as follows:

	2010	2009	2008
Health care cost trend rate assumed for next year	9.5%	10.0%	10.5%
Rate to which the cost trend rate assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year the rate reaches ultimate trend rate	2020	2020	2020
     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease
Effect on total of service and interest cost	$27	$(22)
Effect on post-retirement benefit obligation	262	(221)

Plan Assets
     Effective July 31, 2010, Diamond adopted the provisions of ASU No. 2010-06 on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The fair values of the Company’s pension plan assets at July 31, 2010 by asset category are as follows:

	Fair Value Measurements at July 31, 2010
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$178	$—	$178	$—
Mutual funds	12,966	—	12,966	—

Total	$13,144	$—	$13,144	$—

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
     The investment objectives for the Diamond plans are to maximize total returns within reasonable and prudent levels of risk. The plan asset allocation is a key element in achieving the expected investment returns on plan assets. The current asset allocation strategy targets an allocation of 70% for equity securities and 30% for debt securities with adequate liquidity to meet expected cash flow needs. Actual asset allocation may fluctuate within acceptable ranges due to market value variability. If fluctuations cause an asset class to fall outside its strategic asset allocation range, the portfolio will be rebalanced as appropriate.
Cash Flows
     Estimated future benefit payments, which reflect expected future service, as appropriate, expected to be paid are as follows:

	Pension	Other
	Benefits	Benefits
2011	$515	$117
2012	536	132
2013	3,728	143
2014	633	159
2015	727	163
2016 - 2020	4,250	798
Defined Contribution Plan
     The Company also recognized defined contribution plan expenses of $720, $524 and $528 for the years ended July 31, 2010, 2009 and 2008, respectively.

(15) Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended July 31, 2010
Net sales and other revenues	$180,641	$184,169	$138,734	$176,618
Gross profit (1)	45,491	40,578	31,093	43,839
Operating expenses (2)	19,789	27,488	32,991	28,503
Net income (loss)	14,930	8,814	(4,273)	6,740
Basic earnings (loss) per share	0.90	0.53	(0.22)	0.31
Basic shares (in thousands)	16,269	16,280	19,313	21,503
Diluted earnings (loss) per share	0.88	0.52	(0.22)	0.30
Diluted shares (in thousands)	16,685	16,764	19,313	22,097
Year ended July 31, 2009
Net sales and other revenues	$195,526	$150,588	$111,010	$113,816
Gross profit (3)	41,069	33,966	27,644	32,917
Operating expenses	21,622	22,124	21,590	24,420
Net income	10,696	6,144	2,700	4,203
Basic earnings per share	0.66	0.38	0.16	0.25
Basic shares (in thousands)	15,925	15,950	16,022	16,188
Diluted earnings per share	0.64	0.37	0.16	0.25
Diluted shares (in thousands)	16,273	16,260	16,345	16,524

(1)	Diamond adjusted certain inventoried input costs to reflect change in market conditions. Accordingly, cost of sales were reduced by approximately $1.1 million and $2.6 million in the quarters ended April 30, 2010 and January 31, 2010, respectively, reflecting the impact primarily on walnut sales recognized during the previous quarters of fiscal year 2010. There was no change in the quarter ended July 31, 2010.

(2)	Includes acquisition and integration related expenses of $10.2 million and $1.3 million for the quarters ended April 30, 2010 and July 31, 2010, respectively.

(3)	Diamond adjusted certain inventoried input costs to reflect change in market conditions. Accordingly, cost of sales were reduced by approximately $10.2 million, $9.6 million and $2.5 million in the quarters ended July 31, 2009, April 30, 2009 and January 31, 2009, respectively, reflecting the impact primarily on walnut sales recognized during the previous quarters of fiscal year 2009.
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
     In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial and Administrative Officer, based upon their evaluation as of July 31, 2010, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective. Our assessment of and conclusion on the effectiveness of our disclosure controls and procedures did not include an assessment of and conclusion on the effectiveness of the internal control over financial reporting of Kettle Foods, acquired on March 31, 2010.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management of Diamond Foods, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of our financial statements in accordance with generally accepted accounting principles.
     An internal control over financial reporting system has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     As of July 31, 2010, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We acquired the Kettle Foods business on March 31, 2010, which represented less than 10% of our consolidated assets, and less than 15% of our consolidated net sales as of and for the year ended July 31, 2010. Since this acquisition occurred in March 2010, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Kettle Foods, as permitted for recently acquired businesses. However, our assessment of internal control over financial reporting for fiscal year 2011 will include Kettle Foods.
     We have used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as of July 31, 2010. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

/s/ Michael J. Mendes	/s/ Steven M. Neil

Chairman of the Board, President and Chief Executive Officer	Chief Financial and Administrative Officer

October 5, 2010
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item is incorporated by reference to disclosure under the subheadings “Proposal No. 1 — Election of Directors — Directors/Nominees,” “Executive Compensation — Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Directors Matters” of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”).
Item 11. Executive Compensation
     The information required by this item is incorporated by reference to disclosure under the headings “Executive Compensation” and “Corporate Governance and Board of Directors Matters” in the 2011 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to disclosure under the subheadings “Executive Compensation — Equity Compensation Plan Information” and “Stock Ownership of Principal Stockholders and Management” in the 2011 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to the subheadings “Certain Relationships and Related Party Transactions” section of the 2011 Proxy Statement.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference from the “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” section of the 2011 Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Documents filed as part of this report:
     1. Financial Statements.
          (a) Report of Independent Registered Public Accounting Firm
          (b) Consolidated Balance Sheets at July 31, 2010 and 2009
          (c) Consolidated Statements of Operations for the years ended July 31, 2010, 2009 and 2008
          (d) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2010, 2009 and 2008
          (e) Consolidated Statements of Cash Flows for the years ended July 31, 2010, 2009 and 2008
          (f) Notes to the Consolidated Financial Statements

     2. Financial Statement Schedules.
     All schedules are omitted because the required information is included with the Consolidated Financial Statements, or notes thereto.
     3. Exhibits.
     The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with	Incorporated by Reference
Number	Exhibit Title	This Report	Form	File No.	Date Filed
2.01	Form of Amended and Restated Agreement and Plan of Conversion		S-1	333-123576	July 18, 2005

2.02	Share Purchase Agreement, dated as of February 25, 2010, by and among Diamond Foods, Inc., DFKA Ltd and Lion/Stove Luxembourg Investment S.a.r.l.		8-K/A	000-51439	March 1, 2010

3.01	Certificate of Incorporation, as amended		S-1	333-123576	July 15, 2005

3.02	Restated Bylaws		S-1	333-123576	March 25, 2005

4.01	Form of Certificate for common stock		S-1	333-123576	July 18, 2005

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers		S-1	333-123576	March 25, 2005

10.02*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement		S-1	333-123576	March 25, 2005

10.03*	2005 Employee Stock Purchase Plan and form of subscription agreement		S-1	333-123576	March 25, 2005

10.04*	Diamond Walnut Growers, Inc. 401(k) Plan		S-1	333-123576	March 25, 2005

10.05*	Diamond Walnut Growers, Inc. Retirement Restoration Plan		S-1	333-123576	March 25, 2005

10.06*	Diamond of California Management Pension Plan		S-1	333-123576	March 25, 2005

10.07	Diamond Walnut Growers, Inc. Pension Plan, as restated		S-1	333-123576	March 25, 2005

10.08*	Employment Agreement, dated March 25, 1997, between Registrant and Michael J. Mendes		S-1	333-123576	March 25, 2005

10.09*	Description of Director Compensation Arrangements		S-1	333-123576	March 25, 2005

10.10	Form of Walnut Purchase Agreement		S-1	333-123576	May 3, 2005

10.11	Trademark Agreement, dated July 1, 2002, between Registrant and Blue Diamond Growers		S-1	333-123576	March 25, 2005

10.12	Rights Agreement, dated as of April 29, 2005, by and between Registrant and EquiServe Trust Company, N.A		S-1	333-123576	May 3, 2005

10.13*	Form of Change of Control and Retention Agreement between Registrant and each of its executive officers		S-1	333-123576	May 3, 2005

10.14	Amendment to Diamond Foods, Inc. Pension Plan		8-K	000-51439	September 20, 2006

10.15*	Form of Tax Withholding Agreement		8-K	000-51439	July 20, 2007

10.16*	Form of Stock Withholding Agreement		8-K	000-51439	January 10, 2007

10.17*	Offer Letter between Steven M. Neil and Diamond Foods, Inc.		10-Q	000-51439	March 11, 2008

		Filed with	Incorporated by Reference
Number	Exhibit Title	This Report	Form	File No.	Date Filed
10.18*	Offer Letter between Lloyd Johnson and Diamond Foods, Inc.		10-K	000-51439	July 31, 2008

10.19	Credit Agreement between Diamond Foods, Inc. and Bank of America, N.A., dated September 15, 2008		8-K	000-51439	September 17, 2008

10.20*	Offer Letter between Linda Segre and Diamond Foods, Inc.		10-K	000-51439	July 31, 2009

10.21	Credit Agreement, dated as of February 25, 2010, by and among Diamond Foods, Inc., the Lenders party thereto, Bank of America, N.A., Banc of America Securities LLC and Barclays Capital		8-K/A	000-51439	March 1, 2010

21.01	List of Subsidiaries of Diamond Foods, Inc.	X

23.01	Consent of Independent Registered Public Accounting Firm	X

31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

*	Indicates management contract or compensatory plan or arrangement
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
Date: October 5, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature Date

/s/ Michael J. Mendes Michael J. Mendes	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	September 24, 2010
/s/ Steven M. Neil Steven M. Neil	Chief Financial and Administrative Officer and Director (principal financial officer and principal accounting officer)	September 24, 2010
/s/ Laurence M. Baer Laurence M. Baer	Director	September 24, 2010
/s/ Edward A. Blechschmidt Edward A. Blechschmidt	Director	September 24, 2010
/s/ John J. Gilbert John J. Gilbert	Director	September 24, 2010
/s/ Robert M. Lea Robert M. Lea	Director	September 24, 2010
/s/ Dennis Mussell Dennis Mussell	Director	September 24, 2010
/s/ Joseph P. Silveira Joseph P. Silveira	Director	September 24, 2010
/s/ Glen C. Warren, Jr. Glen C. Warren, Jr.	Director	September 24, 2010
/s/ Robert J. Zollars Robert J. Zollars	Director	September 24, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

21.01	List of Subsidiaries of Diamond Foods, Inc.

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Certification of Chief Executive Officer

31.02	Certification of Chief Financial Officer

32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer