Form 10-Q
period 2010-10-31
Diamond Foods Inc
filed 2010-12-08
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares of common stock outstanding as of October 31, 2010: 21,974,522

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     The statements contained in this Quarterly Report regarding our future financial and operating performance and results, business strategy, market prices, future commodity prices, plans and forecasts, and other statements that are not historical facts are forward-looking statements. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” and other similar expressions to identify forward-looking statements; many of which discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. We have based these forward-looking statements on our assumptions, expectations and projections about future events only as of the date of this Quarterly Report.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	October 31,	July 31,	October 31,
	2010	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$8,012	$5,642	$6,591
Trade receivables, net	122,660	65,553	84,267
Inventories	205,518	143,405	174,397
Deferred income taxes	10,497	10,497	13,234
Prepaid income taxes	3,055	9,225	—
Prepaid expenses and other current assets	10,168	5,767	3,394

Total current assets	359,910	240,089	281,883
Property, plant and equipment, net	118,243	117,816	51,581
Deferred income taxes	13,120	13,625	5,954
Goodwill	396,788	396,788	75,243
Other intangible assets, net	447,052	449,018	97,417
Other long-term assets	7,978	8,536	3,786

Total assets	$1,343,091	$1,225,872	$515,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$40,000	$40,000	$16,250
Accounts payable and accrued liabilities	143,180	92,166	87,516
Payable to growers	84,804	35,755	114,626

Total current liabilities	267,984	167,921	218,392
Long-term obligations	515,000	516,100	95,053
Deferred income taxes	146,265	144,755	2,120
Other liabilities	18,154	17,153	12,168
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,234,131, 22,121,534 and 16,852,947 shares issued and 21,974,522, 21,891,928 and 16,626,540 shares outstanding at October 31, 2010, July 31, 2010 and October 31, 2009, respectively	22	22	17
Treasury stock, at cost: 259,609, 229,606 and 226,407 shares held at October 31, 2010, July 31, 2010 and October 31, 2009, respectively	(6,315)	(5,050)	(4,930)
Additional paid-in capital	310,470	307,032	123,870
Accumulated other comprehensive loss	(522)	(869)	(1,067)
Retained earnings	92,033	78,808	70,241

Total stockholders’ equity	395,688	379,943	188,131

Total liabilities and stockholders’ equity	$1,343,091	$1,225,872	$515,864

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	October 31,
	2010	2009
Net sales	$252,566	$180,641
Cost of sales	188,970	135,150

Gross profit	63,596	45,491
Operating expenses:
Selling, general and administrative	23,103	13,497
Advertising	12,469	6,292
Acquisition and integration related expenses	499	—

Total operating expenses	36,071	19,789

Income from operations	27,525	25,702
Interest expense, net	6,117	1,248
Income before income taxes	21,408	24,454
Income taxes	7,194	9,524

Net income	$14,214	$14,930

Earnings per share:
Basic	$0.65	$0.90
Diluted	$0.64	$0.88
Shares used to compute earnings per share:
Basic	21,489	16,269
Diluted	21,947	16,685

Dividends declared per share	$0.045	$0.045
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,214	$14,930
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,472	2,634
Deferred income taxes	2,347	1,088
Excess tax benefit from stock option transactions	(1,304)	(253)
Stock-based compensation	1,580	571
Other, net	84	—
Changes in assets and liabilities
Trade receivables	(57,107)	(50,775)
Inventories	(62,113)	(89,370)
Prepaid expenses, income taxes and other current assets	1,769	159
Accounts payable and accrued liabilities	51,753	23,589
Payable to growers	49,049	85,477
Other, net	(156)	472

Net cash provided by (used in) operating activities	7,588	(11,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of property, plant and equipment	8	133
Purchases of property, plant and equipment	(4,732)	(2,085)
Acquisition of Pop Secret	—	(62)

Net cash used in investing activities	(4,724)	(2,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings under the Secured Credit Facility	8,900	—
Payment of long-term debt and notes payable	(10,032)	(3,779)
Dividends paid	(989)	(748)
Excess tax benefit from stock option transactions	1,304	253
Other, net	243	(445)

Net cash used in financing activities	(574)	(4,719)

Effect of exchange rate changes on cash	80	—

Net increase (decrease) in cash and cash equivalents	2,370	(18,211)
Cash and cash equivalents:
Beginning of period	5,642	24,802

End of period	$8,012	$6,591

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$5,622	$768
Income taxes	$(2,929)	$983
Non-cash investing activity:
Accrued capital expenditures	$1,261	$848
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the quarters ended October 31, 2010 and 2009
(In thousands, except share and per share information)
(1) Organization and Basis of Presentation
     Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building, acquiring and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a full line of snack nuts under the Emerald® brand. In September 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. In March 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and United Kingdom, which added the complementary premium brand Kettle to Diamond’s existing portfolio of leading brands in the snack industry. In general, Diamond sells directly to retailers, particularly large national grocery store and drug store chains, and indirectly through wholesale distributors to independent and small regional retail grocery store chains and convenience stores. Diamond also sells its products to mass merchandisers, club stores, convenience stores and through other retail channels. Sales to the Company’s largest customer accounted for approximately 16.0% and 16.1% of total net sales for the three months ended October 31, 2010 and 2009.
     The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2010 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition at October 31, 2010, and the results of the Company’s operations and cash flows for the three months ended October 31, 2010 and 2009. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K. Operating results for the three months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.
     Total comprehensive income was $14,561 and $15,159 for the three months ended October 31, 2010 and 2009, respectively.
     Certain prior period amounts have been reclassified to conform to the current period presentation.
(2) Fair Value Measurements
     The fair value of certain financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities, approximate the amounts recorded in the balance sheet because of the relatively short term nature of these financial instruments. The fair value of notes payable and long-term obligations at the end of each fiscal period approximates the amounts recorded in the balance sheet based on information available to Diamond with respect to current interest rates and terms for similar financial instruments.
     The Company transacts business in foreign currencies and has international sales denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency option contracts, generally with monthly maturities over twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The Company does not use foreign currency contracts for speculative or trading purposes. On the date a foreign currency option contract is entered into, the Company designates the contract as a hedge for a forecasted transaction, of the variability of cash flows to be received (“cash flow hedge”). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to anticipated transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Effective changes in derivative contracts designated and qualifying as cash flow hedges of forecasted revenue are reported in other comprehensive income. These gains and losses are reclassified into interest income or expense, as a component of revenue, in the same period as the hedged revenue is recognized. The Company includes time value in the assessment of effectiveness of the foreign currency derivatives. The ineffective portion of the hedge is recorded in interest expense or income. Hedge ineffectiveness recorded for the three months ended October 31, 2010 for foreign currency derivatives is immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted foreign currency transactions is less than twelve months.
     In the quarter ended July 31, 2010, the Company entered into three interest rate swap agreements in accordance with Company policy to mitigate the impact of LIBOR-based interest expense fluctuations on Company profitability. These swap agreements, with a total hedged notional amount of $100 million were entered into to hedge future cash interest payments associated with a portion of the Company’s variable rate bank debt. The Company has designated these swaps as hedges of future cash flows associated with its variable rate debt. All effective changes in the fair value of the designated swaps are recorded in other comprehensive income (loss) and are released to interest income or expense on a monthly basis as the hedged debt payments are accrued. Ineffective changes, if any, are recognized in interest income or expense immediately. For the three months ended October 31, 2010, the Company recognized other comprehensive loss of $314 based on the change in fair value of the swap agreements; no hedge ineffectiveness for these swap agreements was recognized in interest income or expense over the same period.
     The fair values of the Company’s derivative instruments as of October 31, 2010 and 2009 are as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		10/31/10	10/31/09
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Other current liabilities	$(655)	$—
Interest rate contracts	Other non-current liabilities	(326)	—
Cash flow forwards	Accounts payable and accrued liabilities	(61)	—

Total derivatives designated as hedging instruments under ASC 815		$(1,042)	$—

Derivatives not designated as hedging instruments under ASC 815:
Interest rate contracts	Accrued interest	$—	$(6)
Interest rate contracts	Other current liabilities	—	(388)
Cash flow forwards	Accounts payable and accrued liabilities	(30)	—

Total derivatives not designated as hedging instrument under ASC 815		$(30)	$(394)

Total derivatives		$(1,072)	$(394)

     The effect of the Company’s derivative instruments on the Consolidated Statements of Operations for the three months ended October 31, 2010 and 2009 is summarized below:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	10/31/10	10/31/09		10/31/10	10/31/09		10/31/10	10/31/09
Interest rate contracts	$(490)	$(240)	Interest expense	$(176)	$—	Interest expense	$—	$—
Cash flow forwards	(49)	—	Net sales	—	—	Net sales	—	—

Total	$(539)	$(240)		$(176)	$—		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		10/31/10	10/31/09
Interest rate contracts	Interest expense	$—	$(269)
Cash flow forwards	Interest expense	(30)	—

Total		$(30)	$(269)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company’s derivative liabilities measured at fair value on a recurring basis were $1,072 and $394 as of October 31, 2010 and 2009, respectively. The Company has elected to use the income approach to value the derivative liabilities, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under ASC 820, “Fair Value Measurements and Disclosures,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of the derivative instruments.
(3) Stock Plan Information
     In March 2010, the Company issued and sold 5,175,000 shares of its common stock for $37.00 per share. After deducting the underwriting discount and other related expenses, the Company received total net proceeds from the sale of its common stock of approximately $179.7 million. The proceeds from the equity offering were used to fund a portion of the purchase price for the Kettle Foods acquisition.
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

	Three Months Ended October 31,
	2010	2009
Average expected life, in years	6	6
Expected volatility	37.00%	46.00%
Risk-free interest rate	1.73%	3.44%
Dividend rate	0.43%	0.60%
     The following table summarizes stock option activity during the three months ended October 31, 2010:

			Weighted
			average
	Number of	Weighted	remaining	Aggregate
	Shares	average exercise	contractual life	intrinsic value (in
	(in thousands)	price per share	(in years)	thousands)
Outstanding at July 31, 2010	1,452	$21.11
Granted	347	40.56
Exercised	(33)	16.78
Cancelled	(1)	17.73

Outstanding at October 31, 2010	1,765	25.01	6.9	$33,861

Exercisable at October 31, 2010	1,207	18.45	5.6	31,077

     The weighted average fair value per share of stock options granted during the three months ended October 31, 2010 and 2009 was $14.89 and $15.17, respectively. The fair value per share of options vested during the three months ended October 31, 2010 and 2009 was $8.86 and $7.77, respectively.
     Changes in the Company’s nonvested stock options during the three months ended October 31, 2010 are summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Nonvested at July 31, 2010	234	$15.28
Granted	347	14.89
Vested	(23)	8.86
Cancelled	—	—

Nonvested at October 31, 2010	558	15.30

     As of October 31, 2010, there was approximately $7.6 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.4 years.
     Restricted Stock Awards: As of October 31, 2010, there were 412,870 shares of restricted stock outstanding. Restricted stock activity during the three months ended October 31, 2010 is summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Outstanding at July 31, 2010	408	$26.78
Granted	82	40.56
Vested	(74)	20.92
Cancelled	(3)	26.37

Outstanding at October 31, 2010	413	30.58

     The weighted average fair value per share of restricted stock granted during the three months ended October 31, 2010 and 2009 was $40.56 and $28.60, respectively. The fair value per share of restricted stock vested during the three months ended October 31, 2010 and 2009 was $20.92 and $20.88, respectively. The total intrinsic value of restricted stock vested in the three months ended October 31, 2010 and 2009 was $3,137 and $1,840, respectively.
     As of October 31, 2010, there was $11.0 million of unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.8 years.
(4) Earnings Per Share
     ASC 260-10, “Earnings Per Share” impacted the determination and reporting of earnings per share by requiring the inclusion of restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). Including these shares in the Company’s earnings per share calculation during periods of net income has the effect of diluting both basic and diluted earnings per share.

     The computations for basic and diluted earnings per share are as follows:

	Three Months Ended
	October 31,
	2010	2009
Numerator:
Net income	$14,214	$14,930
Less: income allocated to participating securities	(266)	(309)

Income attributable to common shareholders — basic	13,948	14,621

Add: undistributed income attributable to participating securities	248	293
Less: undistributed income reallocated to participating securities	(242)	(286)

Income attributable to common shareholders — diluted	$13,954	$14,628

Denominator:
Weighted average shares outstanding — basic	21,489	16,269
Dilutive shares — stock options	458	416

Weighted average shares outstanding — diluted	21,947	16,685

Income per share attributable to common shareholders (1):
Basic	$0.65	$0.90
Diluted	$0.64	$0.88

(1)	Computations may reflect rounding adjustments.
     Options to purchase 80,010 and 10,000 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $42.24 and $30.23 for the three months ended October 31, 2010 and 2009, respectively, and therefore their effect would be antidilutive.
(5) Acquisition of Kettle Foods
     In March 2010, Diamond completed its acquisition of Kettle Foods for a purchase price of approximately $616 million in cash. Kettle Foods is a leading premium potato chip company in the two largest potato chip markets in the world (the United States and the United Kingdom), and adds a complementary premium brand to Diamond’s existing portfolio of leading brands in the snack industry. The Company believes the acquisition of Kettle Foods will expand Diamond’s presence in the attractive snack market and enables Diamond to enter new channels and geographies by leveraging its combined marketing and distribution capabilities. The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, “Business Combinations.”
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

     The Company’s purchase price allocation is subject to tax and accrual adjustments that are expected to be completed by the first half of fiscal year 2011. Adjustments may impact the total purchase price, deferred taxes and goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on management’s best estimates of fair value at this time and is subject to tax and other adjustments.
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
(6) Balance Sheet Items
     Inventories consisted of the following:

	October 31,	July 31,	October 31,
	2010	2010	2009
Raw materials and supplies	$132,447	$64,660	$109,932
Work in process	14,937	23,768	14,268
Finished goods	58,134	54,977	50,197

Total	$205,518	$143,405	$174,397

     Accounts payable and accrued liabilities consisted of the following:

	October 31,	July 31,	October 31,
	2010	2010	2009
Accounts payable	$91,283	$42,784	$50,964
Accrued salaries and benefits	12,565	17,587	6,083
Accrued promotion	25,811	22,787	19,385
Income taxes payable	623	—	7,049
Other	12,898	9,008	4,035

Total	$143,180	$92,166	$87,516

(7) Intangible Assets and Goodwill
     The changes in the carrying amount of goodwill are as follows:

Balance as of July 31, 2010	$396,788
Acquisitions/other activities	—

Balance as of October 31, 2010	$396,788

     Other intangible assets consisted of the following:

	October 31,	July 31,	October 31,
	2010	2010	2009
Brand intangibles (not subject to amortization)	$297,500	$297,500	$62,500
Intangible assets subject to amortization:
Customer contracts and related relationships	157,300	157,300	37,300

Total other intangible assets, gross	454,800	454,800	99,800

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(7,748)	(5,782)	(2,383)

Total other intangible assets, net	$447,052	$449,018	$97,417

     Identifiable intangible asset amortization expense annually for each of the five succeeding years will amount to approximately $7,865 and will approximate $5,899 for the remainder of fiscal year 2011.
(8) Credit Facilities and Long-Term Obligations
     In February 2010, Diamond entered into an agreement to replace an existing credit facility with a new five-year $600 million secured credit facility (the “Secured Credit Facility”) with a syndicate of lenders. The Company used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations.
     Diamond’s Secured Credit Facility consists of a $200 million revolving credit facility, of which $175 million was outstanding as of October 31, 2010, and a $400 million term loan facility, of which $380 million was outstanding as of October 31, 2010. Scheduled principal payments on the term loan are $40 million for fiscal year 2011 and each of the succeeding three years (due quarterly), and $10 million for each of the first two quarters in fiscal year 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. Borrowings under the Secured Credit Facility will bear interest, at Diamond’s option, at either the agent’s base rate or the LIBOR rate, plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio which is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). For the three months ended October 31, 2010, the blended interest rate was 4.68%. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility.
     The Secured Credit Facility also provides for customary affirmative and negative covenants, including a debt to EBITDA ratio and minimum fixed charge coverage ratio. As of October 31, 2010, the Company was in compliance with all applicable covenants under the Secured Credit Facility.
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
     Components of net periodic benefit cost for the three months ended October 31 were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$20	$161	$16	$16
Interest cost	316	299	27	33
Expected return on plan assets	(258)	(238)	—	—
Amortization of prior service cost	4	6	—	—
Amortization of net loss / (gain)	165	128	(199)	(206)

Net periodic benefit cost / (income)	$247	$356	$(156)	$(157)

     The Company recognized defined contribution plan expenses of $151 and $161 for the three months ended October 31, 2010 and 2009, respectively.
(10) Contingencies
     In March 2008, a former grower and an organization named Walnut Producers of California filed suit against Diamond in San Joaquin County Superior Court claiming, among other things, breach of contract relating to alleged underpayment for walnut deliveries for the 2005 and 2006 crop years. The plaintiffs purported to represent a class of walnut growers who entered into contracts with Diamond. In May 2008, Diamond argued a motion in front of the judge in the case requesting, among other things, that all class action allegations be struck from the plaintiffs’ complaint. In August 2008, the court granted Diamond’s motion. The plaintiffs appealed the court’s ruling, and in August 2010, the Court of Appeals ruled against the plaintiffs and affirmed the trial court’s decision to strike the class allegations from the complaint. The plaintiffs petitioned the California Supreme Court to hear the case on appeal, and in November 2010, the court refused the petition. As a result of the ruling by the Court of Appeals, the individually identified growers may only pursue their own claims, and not seek damages on behalf of other parties as a class. Diamond intends to continue to vigorously defend itself against the plaintiffs’ allegations.
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
     We are an innovative packaged food company focused on building, acquiring and energizing brands. Our company was founded in 1912 and has a proven track record of growth, which is reflected in the growth of our revenues from approximately $200 million in fiscal year 2000 to approximately $680 million in fiscal year 2010. We specialize in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, we complemented our strong heritage in the culinary nut market under the Diamond of California® brand by launching a full line of snack nuts under the Emerald® brand. In September 2008, we acquired the Pop Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with our existing brands. In March 2010, we acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and United Kingdom, which added the complementary premium brand Kettle to our existing portfolio of leading brands in the snack industry. In general, we sell directly to retailers, particularly large national grocery store and drug store chains, and indirectly through wholesale distributors to independent and small regional retail grocery store chains and convenience stores. We also sell our products to mass merchandisers, club stores, convenience stores and through other retail channels.
     Our business is seasonal. For example, in 2010 and 2009, we recognized 54% and 61% of our net sales for the full fiscal year in the first six months of the year. Demand for nut products, particularly in-shell nuts and to a lesser extent culinary nuts, is highest during the months of October, November and December. We receive walnuts during the period from September to November and process them throughout the year. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last quarter of the calendar year. This seasonality also impacts capacity utilization at our facilities, which routinely operate at capacity for the last four months of the calendar year. Generally, we receive and pay for approximately 50% of the corn for popcorn in November, and approximately 50% in April, and we receive and pay for potatoes for potato chips ratably throughout the year. Accordingly, the working capital requirement of our popcorn and potato chip product lines is less seasonal than that of the tree nut product lines.

Results of Operations
     Net sales were $252.6 million and $180.6 million for the three months ended October 31, 2010 and 2009, respectively. The increase in net sales was primarily due to increased snack sales (including Kettle Foods).
     Net sales by channel (in thousands):

	October 31,		% Change from
	2010	2009	2009 to 2010
Retail (1)	$227,751	$144,156	58.0%
International Non-Retail	21,015	23,119	-9.1%
North American Ingredient/Food Service and Other	3,800	13,366	-71.6%

Total	$252,566	$180,641	39.8%

(1)	Retail represents sales of our culinary, snack and in-shell products.
     The increase in retail sales for the three months ended October 31, 2010 resulted from higher sales of snack products (including Kettle Foods), which increased by 130%. International non-retail and North American ingredient/food service and other sales decreased primarily as a result of lower volume due to a later tree nut harvest in the current year compared to the prior year.
     Sales to Wal-Mart Stores, Inc. represented approximately 16.0% and 16.1% of total net sales for the three months ended October 31, 2010 and 2009.
     Gross profit. Gross profit as a percentage of net sales was 25.2% for the three months ended October 31, 2010 and 2009.
     Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation, and facility costs. Selling, general and administrative expenses were $23.1 million and $13.5 million, and 9.1% and 7.5% as a percentage of net sales, for the three months ended October 31, 2010 and 2009. The increase was primarily due to the addition of Kettle Foods, including the associated intangible amortization for customer relationships.
     Acquisition and integration related expenses. Acquisition and integration related expenses associated with Kettle Foods were $0.5 million for the three months ended October 31, 2010.
     Advertising. Advertising expense was $12.5 million and $6.3 million, and 4.9% and 3.5% as a percentage of net sales, for the three months ended October 31, 2010 and 2009. The increase in advertising, which we expect to continue throughout the fiscal year, was primarily due to increased media spending associated with the snack brands and incremental Kettle Foods brand support.
     Interest expense, net. Net interest expense was $6.1 million and $1.2 million, and 2.4% and 0.7% as a percentage of net sales, for the three months ended October 31, 2010 and 2009. The increase was primarily attributable to the borrowings used to fund the Kettle Foods acquisition.
     Income taxes. The effective tax rate for the three months ended October 31, 2010 and 2009 was approximately 33.6% and 38.9%. The lower effective tax rate for the three months ended October 31, 2010 primarily reflects the influence from certain tax rate jurisdictions where we have Kettle Foods operations. Income tax expense for fiscal year 2011 is expected to be approximately 32-34% of pre-tax income before the impact of any discrete tax items.
Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     During the three months ended October 31, 2010, cash provided by operating activities was $7.6 million compared to $11.5 million of cash used in operations for the three months ended October 31, 2009. The increase was primarily due to a smaller increase of inventory levels due to the later tree nut harvest and the timing of grower payables, accounts payable and accrued liabilities. Cash used in investing activities was

$4.7 million during the three months ended October 31, 2010 compared to $2.0 million for the three months ended October 31, 2009. This increase was mainly due to investments in production machinery at our Stockton and Fishers facilities. Cash used in financing activities during the three months ended October 31, 2010 was $0.6 million compared to $4.7 million for the three months ended October 31, 2009. The decrease was primarily attributable to borrowing from the revolving line of credit under the Secured Credit Facility.
     In February 2010, we entered into an agreement to replace our existing credit facility with a new five-year $600 million secured credit facility (the “Secured Credit Facility”) with a syndicate of lenders. We used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations.
     Our Secured Credit Facility consists of a $200 million revolving credit facility, of which $175 million was outstanding as of October 31, 2010, and a $400 million term loan facility, of which $380 million was outstanding as of October 31, 2010. Scheduled principal payments on the term loan are $40 million for fiscal year 2011 and each of the succeeding three years (due quarterly), and $10 million for each of the first two quarters in fiscal year 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. Borrowings under the Secured Credit Facility will bear interest, at our option, at either the agent’s base rate or the LIBOR rate, plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio which is defined as the ratio of total debt to EBITDA. Substantially all of our tangible and intangible assets are considered collateral security under the Secured Credit Facility.
     The Secured Credit Facility also provides for customary affirmative and negative covenants, including a debt to EBITDA ratio and minimum fixed charge coverage ratio. As of October 31, 2010, we were in compliance with all applicable covenants under the Secured Credit Facility and the predecessor credit facility, respectively.
     In March 2010, we issued 5,175,000 shares of common stock priced at $37.00 per share. After deducting the underwriting discount and other related expenses, we received total net proceeds from the sale of our common stock of approximately $179.7 million. The proceeds from the equity offering were used to fund a portion of the purchase price for the Kettle Foods acquisition.
     Working capital and stockholders’ equity were $91.9 million and $395.7 million at October 31, 2010 compared to $72.2 million and $379.9 million at July 31, 2010 and $63.5 million and $188.1 million at October 31, 2009. The increase in working capital was due to increases in receivables and inventory related to the Kettle Foods acquisition, offset by increases in current portion of long term debt, accounts payable and accrued liabilities.
     We believe our cash and cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our Secured Credit Facility, will be sufficient to fund our contractual commitments, repay obligations as required, and fund our operational requirements for at least the next twelve months.
Contractual Obligations and Commitments
     Contractual obligations and commitments at October 31, 2010 were as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year (e)	Years	Years	5 Years
Revolving line of credit	$175.0	$—	$—	$175.0	$—
Long-term obligation	380.0	30.0	80.0	270.0	—
Interest on long-term obligations (a)	49.8	10.4	23.6	15.8	—
Operating leases	17.2	3.3	7.1	3.7	3.1
Purchase commitments (b)	61.5	61.5	—	—	—
Pension liability	23.8	0.4	4.2	1.4	17.8
Long-term deferred tax liabilities (c)	146.3	—	—	—	146.3
Other long-term liabilities (d)	3.1	0.1	1.3	0.3	1.4

Total	$856.7	$105.7	$116.2	$466.2	$168.6

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of October 31, 2010.

(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity.

(c)	Primarily relates to intangible assets of Kettle Foods.

(d)	Excludes $0.6 million in deferred rent liabilities, $0.4 million in deferred income and 0.1 million of other non-current liabilities. Additionally, the liability for uncertain tax positions ($2.6 million at October 31, 2010, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

(e)	Represents obligations and commitments for the remaining nine months of fiscal year 2011.
Effects of Inflation
     There has been no material change in our exposure to inflation from that discussed in our 2010 Annual Report on Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in our exposure to market risk from that discussed in our 2010 Annual Report on Form 10-K.
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

     In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial and Administrative Officer, based upon their evaluation as of October 31, 2010, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective.
     As of October 31, 2010, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In March 2008, a former grower and an organization named Walnut Producers of California filed suit against us in San Joaquin County Superior Court claiming, among other things, breach of contract relating to alleged underpayment for walnut deliveries for the 2005 and 2006 crop years. The plaintiffs purported to represent a class of walnut growers who entered into contracts with us. In May 2008, we argued a motion in front of the judge in the case requesting, among other things, that all class action allegations be struck from the plaintiffs’ complaint. In August 2008, the court granted our motion. The plaintiffs appealed the court’s ruling, and in August 2010, the Court of Appeals ruled against the plaintiffs and affirmed the trial court’s decision to strike the class allegations from the complaint. The plaintiffs petitioned the California Supreme Court to hear the case on appeal, and in November 2010, the court refused the petition. As a result of the ruling by the Court of Appeals, the individually identified growers may only pursue their own claims, and not seek damages on behalf of other parties as a class. We intend to continue to vigorously defend ourselves against the plaintiffs’ allegations.
     We have various other legal actions in the ordinary course of our business. All such matters, and the matter described above, are subject to many uncertainties that make their outcomes unpredictable. However, in our opinion, resolution of all legal matters is not expected to have a material adverse effect on our financial condition, operating results or cash flows.
Item 1A. Risk Factors
     There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total number of	Approximate dollar
	Total number	Average price	shares repurchased as	value of shares
	of shares	paid per	part of publicly	that may yet be purchased
Period	repurchased (1)	share	announced plans	under the plans

Repurchases from August 1 - August 31, 2010	26,948	$42.23	—	$—
Repurchases from September 1 - September 30, 2010	3,036	$41.55	—	$—
Repurchases from October 1 - October 31, 2010	19	$43.83	—	$—

Total	30,003	$42.17	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved

Item 5. Other Information
     After filing its annual report on Form 10-K for the fiscal year ended July 31, 2010, Company management determined that Note 5 of the Company’s notes to consolidated financial statements, entitled “Acquisition of Kettle Foods”, contained an error in the tabular presentation of 2009 pro forma financial information for the acquisition. This mathematical summation error resulted from the inadvertent omission of certain Kettle Foods sales and net income data from 2009 pro forma net sales and net income. The corrected pro forma financial information is set forth below (in thousands, except per share data):

	As previously
	reported	As corrected
2009 net sales	$787,349	$828,863
2009 net income	$22,363	$28,643
2009 diluted earnings per share	$1.02	$1.31
     The correction does not impact the Company’s consolidated balance sheets as of July 31, 2010 and 2009 or the related statements of operations and cash flows for the years ended July 31, 2010, 2009 and 2008. The Company does not believe the correction of this error is material to its consolidated financial statements.
Item 6. Exhibits
     The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with this	Incorporated by reference
Number	Exhibit Title	10-Q	Form	File No.	Date Filed
3.01	Certificate of Incorporation, as amended		S1	333-123576	July 15, 2005

3.02	Restated Bylaws		S1	333-123576	March 25, 2005

4.01	Form of Certificate for common stock		S1	333-123576	July 18, 2005

31.01	Certification of Chief Executive Officer pursuant to	X
Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to	X
Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief	X
Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.
Date: December 8, 2010	By:	/s/ Steven M. Neil
Steven M. Neil
Chief Financial and Administrative Officer and duly authorized officer