Form 10-Q
period 2011-01-31
Diamond Foods Inc
filed 2011-03-08
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares of common stock outstanding as of January 31, 2011: 21,973,478

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	January 31,	July 31,	January 31,
	2011	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,276	$5,642	$11,962
Trade receivables, net	80,590	65,553	54,652
Inventories	215,697	143,405	149,053
Deferred income taxes	10,497	10,497	12,908
Prepaid income taxes	3,087	9,225	1,661
Prepaid expenses and other current assets	11,557	5,767	2,819

Total current assets	323,704	240,089	233,055
Restricted cash	21,215	—	—
Property, plant and equipment, net	117,022	117,816	50,916
Deferred income taxes	12,254	13,625	6,269
Goodwill	404,078	396,788	75,243
Other intangible assets, net	451,745	449,018	96,951
Other long-term assets	7,510	8,536	3,700

Total assets	$1,337,528	$1,225,872	$466,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,700	$40,000	$15,872
Accounts payable and accrued liabilities	109,868	92,166	79,171
Payable to growers	83,553	35,755	76,976

Total current liabilities	235,121	167,921	172,019
Long-term obligations	507,200	516,100	81,650
Deferred income taxes	147,317	144,755	3,060
Other liabilities	19,229	17,153	12,240
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,234,642, 22,121,534 and 16,857,118 shares issued and 21,973,478, 21,891,928 and 16,629,076 shares outstanding at January 31, 2011, July 31, 2010 and January 31, 2010, respectively	22	22	17
Treasury stock, at cost: 261,164, 229,606 and 228,042 shares held at January 31, 2011, July 31, 2010 and January 31, 2010, respectively	(6,392)	(5,050)	(4,986)
Additional paid-in capital	312,505	307,032	124,894
Accumulated other comprehensive income (loss)	11,759	(869)	(1,067)
Retained earnings	110,767	78,808	78,307

Total stockholders’ equity	428,661	379,943	197,165

Total liabilities and stockholders’ equity	$1,337,528	$1,225,872	$466,134

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2011	2010	2011	2010
Net sales	$257,592	$184,169	$510,158	$364,810
Cost of sales	186,736	143,591	375,706	278,741

Gross profit	70,856	40,578	134,452	86,069
Operating expenses:
Selling, general and administrative	24,011	15,338	47,114	28,835
Advertising	9,968	12,150	22,437	18,442
Acquisition and integration related expenses	937	—	1,436	—

Total operating expenses	34,916	27,488	70,987	47,277

Income from operations	35,940	13,090	63,465	38,792
Interest expense, net	5,992	916	12,109	2,164

Income before income taxes	29,948	12,174	51,356	36,628
Income taxes	10,228	3,360	17,422	12,884

Net income	$19,720	$8,814	$33,934	$23,744

Earnings per share:
Basic	$0.90	$0.53	$1.55	$1.43
Diluted	$0.87	$0.52	$1.51	$1.39
Shares used to compute earnings per share:
Basic	21,565	16,280	21,519	16,280
Diluted	22,221	16,764	22,031	16,735

Dividends declared per share	$0.045	$0.045	$0.090	$0.090
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,934	$23,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,978	5,432
Deferred income taxes	2,102	2,039
Excess tax benefit from stock option transactions	(1,367)	(302)
Stock-based compensation	3,516	1,401
Other, net	211	253
Changes in assets and liabilities:
Trade receivables	(15,037)	(21,160)
Inventories	(72,292)	(64,026)
Prepaid expenses, income taxes and other current assets	348	(927)
Accounts payable and accrued liabilities	19,495	15,979
Payable to growers	47,798	47,827
Other, net	1,055	254

Net cash provided by operating activities	34,741	10,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of property, plant and equipment	9	159
Purchase of property, plant and equipment	(9,251)	(4,343)
Restricted cash	(21,215)	—
Acquisition of Pop Secret	—	(62)

Net cash used in investing activities	(30,457)	(4,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving line of credit under the Secured Credit Facility	(8,400)	—
Proceeds from issuance of long-term debt	21,200	—
Payment of long-term debt and notes payable	(20,063)	(17,558)
Dividends paid	(1,977)	(1,496)
Excess tax benefit from stock option transactions	1,367	302
Other, net	203	(356)

Net cash used in financing activities	(7,670)	(19,108)

Effect of exchange rate changes on cash	20	—

Net decrease in cash and cash equivalents	(3,366)	(12,840)
Cash and cash equivalents:
Beginning of period	5,642	24,802

End of period	$2,276	$11,962

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,146	$1,523
Income taxes	$1,511	$7,963
Non-cash investing activity:
Accrued capital expenditures	$693	$160
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended January 31, 2011 and 2010
(In thousands, except share and per share information, unaudited)
(1) Organization and Basis of Presentation
     Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building, acquiring and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a full line of snack nuts under the Emerald® brand. In September 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. In March 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and United Kingdom, which added the complementary premium brand Kettle to Diamond’s existing portfolio of leading brands in the snack industry. In general, Diamond sells directly to retailers, particularly large national grocery store and drug store chains, and indirectly through wholesale distributors to independent and small regional retail grocery store chains and convenience stores. Diamond also sells its products to mass merchandisers, club stores, convenience stores and through other retail channels. Sales to the Company’s largest customer accounted for approximately 15.4% and 15.7% of total net sales for the three and six months ended January 31, 2011 and 15.2% and 15.6% of total net sales for the three and six months ended January 31, 2010.
     The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2010 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition at January 31, 2011, the results of the Company’s operations for the three and six months ended January 31, 2011 and 2010, and cash flows for the six months ended January 31, 2011 and 2010. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K. Operating results for the three and six months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.
     The accompanying unaudited condensed consolidated financial statements as of January 31, 2011 included a $12.1 million adjustment to accumulated other comprehensive income which represents the effect of the foreign currency translation on net intangible assets acquired in the Kettle Foods acquisition. At July 31, 2010, the adjustment to accumulated other comprehensive income would have been $7.4 million. Total comprehensive income was $32,001 and $46,562 for the three and six months ended January 31, 2011 and $8,814 and $23,973 for the three and six months ended January 31, 2010.
     Certain prior period amounts have been reclassified to conform to the current period presentation.
(2) Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This guidance was issued to clarify that pro forma disclosures should be presented as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The disclosures should also be accompanied by a narrative description of the nature and amount of material, nonrecurring pro forma adjustments. This new guidance is effective prospectively for business combinations consummated on or after the annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.
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
     The Company transacts business in foreign currencies and has international sales denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency option contracts, generally with monthly maturities over twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The Company does not use foreign currency contracts for speculative or trading purposes. On the date a foreign currency option contract is entered into, the Company designates the contract as a hedge, for a forecasted transaction, of the variability of cash flows to be received (“cash flow hedge”). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to anticipated transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Effective changes in derivative contracts designated and qualifying as cash flow hedges of forecasted revenue are reported in other comprehensive income. These gains and losses are reclassified into interest income or expense, as a component of revenue, in the same period as the hedged revenue is recognized. The Company includes time value in the assessment of effectiveness of the foreign currency derivatives. The ineffective portion of the hedge is recorded in interest expense or income. Hedge ineffectiveness recorded for the three and six months ended January 31, 2011 for foreign currency derivatives are immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted foreign currency transactions is less than twelve months.
     In the three months ended July 31, 2010, the Company entered into three interest rate swap agreements in accordance with Company policy to mitigate the impact of LIBOR-based interest expense fluctuations on Company profitability. These swap agreements, with a total hedged notional amount of $100 million were entered into to hedge future interest payments associated with a portion of the Company’s variable rate bank debt. The Company has designated these swaps as hedges of future cash flows associated with its variable rate debt. All effective changes in the fair value of the designated swaps are recorded in other comprehensive income (loss) and are released to interest income or expense as the underlying transaction occurs. Ineffective changes, if any, are recognized in interest income or expense immediately. For the three and six months ended January 31, 2011, the Company recognized other comprehensive income of $318 and $4 based on the change in fair value of the swap agreements; no hedge ineffectiveness for these swap agreements was recognized in interest income or expense over the same period.
     The fair values of the Company’s derivative instruments as of January 31, 2011 and 2010 were as follows:

		Fair Value
Liability Derivatives	Balance Sheet Location	1/31/11	7/31/10	1/31/10

Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Interest payable	$—	$(2)	$—
Interest rate contracts	Other current liabilities	(580)	(666)	—
Interest rate contracts	Other non-current liabilities	(83)		—
Cash flow hedges	Accounts payable and accrued liabilities	(105)	(12)	—

Total derivatives designated as hedging instruments under ASC 815		$(768)	$(680)	$—

Derivatives not designated as hedging instruments under ASC 815:
Interest rate contracts	Accrued interest	$—	$—	$(6)
Interest rate contracts	Other current liabilities	—	—	(418)
Cash flow hedges	Accounts payable and accrued liabilities	(41)	—	—

Total derivatives not designated as hedging instrument under ASC 815		$(41)	$—	$(424)

Total derivatives		$(809)	$(680)	$(424)

     The effect of the Company’s derivative instruments on the Consolidated Statements of Operations for the three months ended January 31, 2011 and 2010 is summarized below:

			Location of Loss	Amount of Loss
	Amount of Gain (Loss)		Reclassified from	Reclassified from		Location of Loss
	Recognized in OCI on		Accumulated OCI into	Accumulated OCI into		Recognized in Income on	Amount of Loss Recognized
Derivatives in ASC 815 Cash	Derivative (Effective		Income (Effective	Income (Effective		Derivative (Ineffective	in Income on Derivative
Flow Hedging Relationships	Portion)		Portion)	Portion)		Portion)	(Ineffective Portion)
	1/31/11	1/31/10		1/31/11	1/31/10		1/31/11	1/31/10

Interest rate contracts	$137	$—	Interest expense	$(181)	$—	Interest expense	$—	$—
Cash flow hedges	(47)	—	Net sales	(4)	—	Net sales	—	—

Total	$90	$—		$(185)	$—		$—	$—

		Amount of Loss Recognized in
Derivatives Not Designated as Hedging	Location of Loss Recognized in	Income on Derivative
Instruments under ASC 815	Income on Derivative	1/31/11	1/31/10

Interest rate contracts	Interest expense	$—	$(164)
Cash flow hedges	Interest expense	(31)	—

Total		$(31)	$(164)

     The effect of the Company’s derivative instruments on the Consolidated Statements of Operations for the six months ended January 31, 2011 and 2010 is summarized below:

			Location of Loss	Amount of Loss
	Amount of Gain (Loss)		Reclassified from	Reclassified from		Location of Loss
	Recognized in OCI on		Accumulated OCI into	Accumulated OCI into		Recognized in Income on	Amount of Loss Recognized
Derivatives in ASC 815 Cash	Derivative (Effective		Income (Effective	Income (Effective		Derivative (Ineffective	in Income on Derivative
Flow Hedging Relationships	Portion)		Portion)	Portion)		Portion)	(Ineffective Portion)
	1/31/11	1/31/10		1/31/11	1/31/10		1/31/11	1/31/10

Interest rate contracts	$(353)	$240	Interest expense	$(356)	$—	Interest expense	$—	$—
Cash flow hedges	(96)	—	Net sales	(4)	—	Net sales	—	—

Total	$(449)	$240		$(360)	$—		$—	$—

		Amount of Loss Recognized in
Derivatives Not Designated as Hedging	Location of Loss Recognized in	Income on Derivative
Instruments under ASC 815	Income on Derivative	1/31/11	1/31/10

Interest rate contracts	Interest expense	$—	$(433)
Cash flow hedges	Interest expense	(75)	—

Total		$(75)	$(433)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company’s cash equivalents measured at fair value on a recurring basis was $586 as of July 31, 2010. There were no cash equivalents as of January 31, 2011 and 2010. Diamond used level 1, quoted prices in active markets for identical assets, to value the cash equivalents.
     The Company’s derivative liabilities measured at fair value on a recurring basis were $809, $680 and $424 as of January 31, 2011, July 31, 2010 and January 31, 2010, respectively. The Company has elected to use the income approach to value the derivative liabilities, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under Accounting Standards Codification (“ASC) 820, “Fair Value Measurements and Disclosures,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of the derivative instruments.
(4) Stock Plan Information
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
     The Company uses a broad based equity incentive plan to help align employees and director incentives with stockholders’ interests, and accounts for stock-based compensation in accordance with ASC 718, “Compensation — Stock Compensation.” The fair value of all stock options granted is recognized as an expense in the Company’s statements of operations, typically over the related vesting period of the options. The guidance requires use of fair value computed at the date of grant to measure share-based awards.

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

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2011	2010	2011	2010
Average expected life, in years	6	6	6	6
Expected volatility	37.00%	46.00%	37.00%	46.00%
Risk-free interest rate	2.12%	3.56%	1.93%	3.50%
Dividend rate	0.36%	0.55%	0.40%	0.57%
     The following table summarizes stock option activity during the six months ended January 31, 2011:

			Weighted average
		Weighted average	remaining	Aggregate
	Number of Shares	exercise price per	contractual life (in	intrinsic value (in
	(in thousands)	share	years)	thousands)
Outstanding at July 31, 2010	1,452	$21.11
Granted	350	40.66
Exercised	(35)	16.85
Cancelled	(12)	33.36

Outstanding at January 31, 2011	1,755	25.01	6.7	$43,467

Exercisable at January 31, 2011	1,204	18.46	5.4	37,694
     The weighted average fair value per share of stock options granted during the three and six months ended January 31, 2011 was $20.30 and $14.94, respectively. The weighted average fair value per share of stock options granted during the six months ended January 31, 2010 was $15.17 (there were no stock options granted during the three months ended January 31, 2010). The fair value per share of options vested during the three and six months ended January 31, 2011 was $11.62 and $9.03, respectively. The fair value per share of options vested during the comparable periods in 2010 was $6.43 and $7.14, respectively.
     Changes in the Company’s nonvested stock options during the six months ended January 31, 2011 are summarized as follows:

		Weighted average
	Number of Shares	grant date fair
	(in thousands)	value per share
Nonvested at July 31, 2010	234	$15.28
Granted	350	14.94
Vested	(24)	9.03
Cancelled	(9)	17.93

Nonvested at January 31, 2011	551	15.30

     As of January 31, 2011, there was approximately $6.9 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.1 years.
     Restricted Stock Awards: As of January 31, 2011, there were 407,370 shares of restricted stock outstanding. Restricted stock activity during the six months ended January 31, 2011 is summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Outstanding at July 31, 2010	408	$26.78
Granted	88	41.52
Vested	(78)	21.13
Cancelled	(11)	36.68

Outstanding at January 31, 2011	407	30.83

     The weighted average fair value per share of restricted stock granted during the three and six months ended January 31, 2011 was $52.80 and $41.52, respectively. The weighted average fair value per share of restricted stock granted during the three and six months ended January 31, 2010 was $30.58 and $28.62, respectively. The fair value per share of restricted stock vested during the three and six months ended January 31, 2011 was $25.08 and $21.13, respectively. The fair value per share of restricted stock vested during the three and six months ended January 31, 2010 was $23.02 and $21.06, respectively.
     As of January 31, 2011, there was $10.1 million of unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.5 years.
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
     The computations for basic and diluted earnings per share are as follows:

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2011	2010	2011	2010
Numerator:
Net income	$19,720	$8,814	$33,934	$23,744
Less: income allocated to participating securities	(367)	(184)	(630)	(487)

Income attributable to common shareholders — basic	19,353	8,630	33,304	23,257

Add: undistributed income attributable to participating securities	350	169	612	456
Less: undistributed income reallocated to participating securities	(339)	(164)	(598)	(444)

Income attributable to common shareholders — diluted	$19,364	$8,635	$33,318	$23,269

Denominator:
Weighted average shares outstanding — basic	21,565	16,280	21,519	16,280
Dilutive shares — stock options	656	484	512	455

Weighted average shares outstanding — diluted	22,221	16,764	22,031	16,735

Income per share attributable to common shareholders (1):
Basic	$0.90	$0.53	$1.55	$1.43
Diluted	$0.87	$0.52	$1.51	$1.39

(1)	Computations may reflect rounding adjustments.
     Options to purchase 3,000 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $49.78 and $45.98 for the three and six months ended January 31, 2011, and therefore their effect would be antidilutive. Options to purchase 10,000 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $31.65 for the six months ended January 31, 2010, and therefore their effect would be antidilutive. There were no options excluded during the three months ended January 31, 2010.
(6) Acquisition of Kettle Foods
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
     The total purchase price has been preliminarily allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Accounts receivable	$29,188
Inventory	12,526
Deferred tax asset	2,119
Prepaid expenses and other assets	3,617
Property, plant and equipment	66,289
Brand intangibles	235,000
Customer relationships	120,000
Goodwill	321,545
Assumed liabilities	(39,211)
Deferred tax liabilities	(134,851)

Purchase price	$616,222

     The Company’s purchase price allocation is subject to tax and accrual adjustments that are expected to be completed by the three months ending April 30, 2011. Adjustments may impact the total purchase price, deferred taxes and goodwill. The preliminary allocation of the purchase price included in the current period balance sheet is based on management’s best estimates of fair value at this time and is subject to tax and other adjustments.
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
(7) Balance Sheet Items
     Inventories consisted of the following:

	January 31,	July 31,	January 31,
	2011	2010	2010
Raw materials and supplies	$137,336	$64,660	$86,864
Work in process	22,186	23,768	17,452
Finished goods	56,175	54,977	44,737

Total	$215,697	$143,405	$149,053

     In the three months ended January 31, 2011, the Company revised its estimate for expected walnut costs which resulted in a pre-tax increase in cost of sales of approximately $1.2 million for walnut sales recognized in the first three months of fiscal year 2011. In the three months ended January 31, 2010, the Company revised its estimate for expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $2.6 million for walnut sales recognized in the first three months of fiscal year 2010.
     Accounts payable and accrued liabilities consisted of the following:

	January 31,	July 31,	January 31,
	2011	2010	2010
Accounts payable	$51,514	$42,784	$45,874
Accrued promotion	28,832	22,787	18,727
Accrued salaries and benefits	11,447	17,587	8,238
Income taxes payable	5,884	—	4,225
Other	12,191	9,008	2,107

Total	$109,868	$92,166	$79,171

(8) Intangible Assets and Goodwill
     The changes in the carrying amount of goodwill are as follows:

Balance as of July 31, 2010	$396,788
Acquisitions/other activities	—
Translation adjustments	7,290

Balance as of January 31, 2011	$404,078

     Other intangible assets consisted of the following:

	January 31,	July 31,	January 31,
	2011	2010	2010
Brand intangibles (not subject to amortization)	$299,963	$297,500	$62,500
Intangible assets subject to amortization:
Customer contracts and related relationships	161,678	157,300	37,300

Total other intangible assets, gross	461,641	454,800	99,800

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(9,896)	(5,782)	(2,849)

Total other intangible assets, net	$451,745	$449,018	$96,951

     Identifiable intangible asset amortization expense annually for each of the five succeeding years will amount to approximately $8,084 and will approximate $4,042 for the remainder of fiscal year 2011.
(9) Credit Facilities and Long-Term Obligations
     In February 2010, Diamond entered into an agreement to replace an existing credit facility with a new five-year $600 million secured credit facility (the “Secured Credit Facility”) with a syndicate of lenders. The Company used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations.
     Diamond’s Secured Credit Facility consists of a $200 million revolving credit facility, of which $157.7 million was outstanding as of January 31, 2011, and a $400 million term loan facility, of which $370 million was outstanding as of January 31, 2011. Scheduled principal payments on the term loan are $40 million for fiscal year 2011 and each of the succeeding three years (due quarterly), and $10 million for each of the first two quarters in fiscal year 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. Borrowings under the Secured Credit Facility will bear interest, at Diamond’s option, at either the agent’s base rate or the LIBOR rate, plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio which is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). For the three and six months ended January 31, 2011, the blended interest rate was 4.74%

and 4.71%, respectively. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility.
     The Secured Credit Facility also provides for customary affirmative and negative covenants, including a debt to EBITDA ratio and minimum fixed charge coverage ratio. As of January 31, 2011, the Company was in compliance with all applicable financial covenants under the Secured Credit Facility.
     On December 20, 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million. The principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan will be used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds have been placed in an interest-bearing escrow account and will be made available as expenditures are approved for reimbursement. As the cash will be used to purchase non-current assets, such restricted cash has been classified as non-current on the balance sheet. The Guaranteed Loan also provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility.
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
     Components of net periodic benefit cost (income) were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	January 31,		January 31,		January 31,		January 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$20	$162	$40	$323	$16	$15	$32	$31
Interest cost	316	299	632	598	27	34	54	67
Expected return on plan assets	(258)	(238)	(516)	(476)	—	—	—	—
Amortization of prior service cost	3	7	7	13	—	—	—	—
Amortization of net loss / (gain)	166	127	331	255	(199)	(206)	(398)	(412)
Net periodic benefit cost / (income)	$247	$357	$494	$713	$(156)	$(157)	$(312)	$(314)
     The Company recognized defined contribution plan expenses of $248 and $399 for the three and six months ended January 31, 2011 and $120 and $281 for the three and six months ended January 31, 2010.
(11) Contingencies
     The Company has various legal actions in the ordinary course of business. All such matters are subject to many uncertainties that make their ultimate outcomes unpredictable. However, in the opinion of management, resolution of all legal matters is not expected to have a material adverse effect on the Company’s financial condition, operating results or cash flows.
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
     Our business is seasonal. For example, in 2010 and 2009, we recognized 54% and 61% of our net sales for the full fiscal year in the first six months of the year. Demand for nut products, particularly in-shell nuts and to a lesser extent culinary nuts, is highest during the months of October, November and December. We receive walnuts during the period from September to November and process them throughout the year. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last quarter of the calendar year. This seasonality also impacts capacity utilization at our facilities, which routinely operate at capacity for the last four months of the calendar year. Generally, we receive and pay for approximately 50% of the corn for popcorn in November, and approximately 50% in April, and we receive and pay for potatoes for potato chips ratably throughout the year. Accordingly, the working capital requirements of our popcorn and potato chip product lines is less seasonal than that of the tree nut product lines.
Results of Operations
     Net sales were $257.6 million and $510.2 million for the three and six months ended January 31, 2011. Net sales were $184.2 million and $364.8 million for the three and six months ended January 31, 2010. For the three and six months ended January 31, 2011, the increase in net sales was primarily due to strong snack sales (including Kettle Foods).
     Net sales by channel (in thousands):

	Three Months Ended			Six Months Ended
	January 31,		% Change from	January 31,		% Change from
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
Retail (1)	$215,642	$132,248	63.1%	$443,393	$276,404	60.4%
International Non-Retail	36,793	36,039	2.1%	57,808	59,158	-2.3%
North American Ingredient/Food Service and Other	5,157	15,882	-67.5%	8,957	29,248	-69.4%

Total	$257,592	$184,169	39.9%	$510,158	$364,810	39.8%

(1)	Retail represents sales of our culinary, snack and in-shell products.
     For the three and six months ended January 31, 2011, the increase in retail sales resulted from higher sales of snack products (including Kettle Foods), which increased by 133.3% and 131.6% for those periods, respectively. North American ingredient/food service and other sales for the six months ended January 31, 2011 decreased primarily because the United States Department of Agriculture school lunch program was not offered in fiscal year 2011.
     Sales to our largest customer represented approximately 15.4% and 15.7% of total net sales for the three and six months ended January 31, 2011 and 15.2% and 15.6% of total net sales for the three and six months ended January 31, 2010.
     Gross profit. Gross profit as a percentage of net sales was 27.5% and 26.4% for the three and six months ended January 31, 2011 and was 22.0% and 23.6% for the three and six months ended January 31, 2010. Gross profit as a percentage of net sales increased mainly due to favorable product mix and the result of cost efficiency initiatives. In the three months ended January 31, 2011, we revised our estimate for expected walnut costs which resulted in a pre-tax increase in cost of sales of approximately $1.2 million for walnut sales recognized in the first three months of fiscal year 2011. In the three months ended January 31, 2010, we revised our estimate for expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $2.6 million for walnut sales recognized in the first three months of fiscal year 2010.
     Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $24.0 million and $47.1 million for the three and six months ended January 31, 2011 and $15.3 million and $28.8 million for the three and six months ended January 31, 2010. Selling, general and administrative expenses as a percentage of net sales were 9.3% and 9.2% for the three and six months ended January 31, 2011 and 8.3% and 7.9% for the three and six months ended January 31, 2010. The increase was primarily due to the addition of Kettle Foods, including the associated intangible amortization for customer relationships.
     Acquisition and integration related expenses. Integration related expenses associated with Kettle Foods were $0.9 million and $1.4 million for the three and six months ended January 31, 2011.
     Advertising. Advertising expenses were $10.0 million and $22.4 million for the three and six months ended January 31, 2011 and $12.2 million and $18.4 million for the three and six months ended January 31, 2010. Advertising expenses as a percentage of net sales were 3.9% and 4.4% for the three and six months ended January 31, 2011 and 6.6% and 5.1% for the three and six months ended January 31, 2010. Advertising expenses for the three months ended January 31, 2010 included the production costs associated with four television commercials and the sponsorship of a college bowl game, which were not incurred in the current fiscal year. For the six months ended January 31, 2011, the increase in advertising, which we expect to continue throughout the fiscal year, was primarily due to increased media spending associated with the snack brands and incremental Kettle Foods brand support.
     Interest expense, net. Net interest expense was $6.0 million and $12.1 million for the three and six months ended January 31, 2011 and $0.9 million and $2.2 million for the three and six months ended January 31, 2010. Net interest expense as a percentage of net sales was 2.3% and 2.4% for the three and six months ended January 31, 2011 and 0.5% and 0.6% for the three and six months ended January 31, 2010. The increase was primarily attributable to the borrowings used to fund the Kettle Foods acquisition.
     Income taxes. The effective tax rate for the three and six months ended January 31, 2011 was approximately 34.2% and 33.9%. The effective tax rate for the three and six months ended January 31, 2010 was approximately 27.6% and 35.2%. The lower effective tax rate for the three months ended January 31, 2010 was primarily due to the recording of discrete tax items that resulted from filings for federal and state tax credits during the quarter. The lower effective tax rate for the six months ended January 31, 2011 primarily reflects the influence from certain tax rate jurisdictions where we have Kettle Foods operations. Income tax expense for the last six months of fiscal year 2011 is expected to be approximately 32 — 34% of pre-tax income before the impact of any discrete tax items.
Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     During the six months ended January 31, 2011, cash provided by operating activities was $34.7 million compared to $10.5 million for the six months ended January 31, 2010. The increase in cash provided by operating activities was primarily due to improved profitability. Cash used in investing activities was $30.5 million during the six months ended January 31, 2011 compared to $4.2 million for the six months ended January 31, 2010. This increase was mainly due to investments in production machinery at our Stockton and Fishers facilities, as well as restricted cash to be used for our Beloit plant expansion. Cash used in financing activities during the six months ended January 31, 2011 was $7.7 million compared to $19.1 million for the six months ended January 31, 2010. The decrease was primarily attributable to the proceeds from issuance of long-term debt.
     In February 2010, we entered into an agreement to replace our existing credit facility with a new five-year $600 million secured credit facility (the “Secured Credit Facility”) with a syndicate of lenders. We used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations.
     Our Secured Credit Facility consists of a $200 million revolving credit facility, of which $157.7 million was outstanding as of January 31, 2011, and a $400 million term loan facility, of which $370 million was outstanding as of January 31, 2011. Scheduled principal payments on the term loan are $40 million for fiscal year 2011 and each of the succeeding three years (due quarterly), and $10 million for each of the first two quarters in fiscal year 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. Borrowings under the Secured Credit Facility will bear interest, at our option, at either the agent’s base rate or the LIBOR rate, plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio which is defined as the ratio of total debt to EBITDA. Substantially all of our tangible and intangible assets are considered collateral security under the Secured Credit Facility.
     The Secured Credit Facility also provides for customary affirmative and negative covenants, including a debt to EBITDA ratio and minimum fixed charge coverage ratio. As of January 31, 2011, we were in compliance with all applicable financial covenants under the Secured Credit Facility.

     In March 2010, we issued 5,175,000 shares of common stock priced at $37.00 per share. After deducting the underwriting discount and other related expenses, we received total net proceeds from the sale of our common stock of approximately $179.7 million. The proceeds from the equity offering were used to fund a portion of the purchase price for the Kettle Foods acquisition.
     On December 20, 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million. The principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan will be used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds have been placed in an interest-bearing escrow account and will be made available as expenditures are approved for reimbursement. As the cash will be used to purchase non-current assets, such restricted cash has been classified as non-current on the balance sheet. The Guaranteed Loan also provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. As of January 31, 2011, we were in compliance with all applicable financial covenants under the Guaranteed Loan.
     Working capital and stockholders’ equity were $88.6 million and $428.7 million at January 31, 2011 compared to $72.2 million and $379.9 million at July 31, 2010 and $61.0 million and $197.2 million at January 31, 2010. The increase in working capital was due to increases in receivables and inventory related to the Kettle Foods acquisition and increases in raw material nut volume, offset by increases in current portion of long term debt, accounts payable and accrued liabilities.
     We believe our cash and cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our Secured Credit Facility and restricted cash provided by the Guaranteed Loan, will be sufficient to fund our contractual commitments, repay obligations as required, and fund our operational requirements for at least the next twelve months.
Contractual Obligations and Commitments
     Contractual obligations and commitments at January 31, 2011 were as follows (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year (e)	Years	Years	5 Years
Revolving line of credit	$157.7	$—	$—	$157.7	$—
Long-term obligations	391.2	20.8	83.5	273.9	13.0
Interest on long-term obligations (a)	52.1	7.4	30.5	12.3	1.9
Operating leases	16.5	2.6	7.0	3.8	3.1
Purchase commitments (b)	70.7	47.1	23.6	—	—
Pension liability	24.0	0.3	4.3	1.4	18.0
Long-term deferred tax liabilities (c)	147.3	—	—	—	147.3
Other long-term liabilities (d)	3.3	0.1	1.4	0.3	1.5

Total	$862.8	$78.3	$150.3	$449.4	$184.8

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of January 31, 2011.

(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity.

(c)	Primarily relates to intangible assets of Kettle Foods.

(d)	Excludes $0.8 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($3.6 million at January 31, 2011, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

(e)	Represents obligations and commitments for the remaining six months of fiscal year 2011.
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
     We have entered into long-term Walnut Purchase Agreements with growers, under which they deliver their entire walnut crop to us during the Fall harvest season and we determine the purchase price for this inventory by March 31, or later, of the following year. This purchase price will be a price determined by us in good faith, taking into account market conditions, crop size, quality, and nut varieties, among other relevant factors. Since the ultimate price to be paid will be determined subsequent to receiving the walnut crop, we must make an estimate of price for interim financial statements. Those estimates may subsequently change and the effect of the change could be significant. In the three months ended January 31, 2011, we revised our estimate for expected walnut costs which resulted in a pre-tax increase in cost of sales of approximately $1.2 million for walnut sales recognized in the first three months of fiscal year 2011. In the three months ended January 31, 2010, we revised our estimate for expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $2.6 million for walnut sales recognized in the first three months of fiscal year 2010.
     Valuation of Long-lived and Intangible Assets and Goodwill. We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with ASC 360, "Property, Plant, and Equipment.” Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, “Intangibles — Goodwill and Other,” or more often if there are indications of possible impairment.
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
     In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial and Administrative Officer, based upon their evaluation as of January 31, 2011, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective.
     As of January 31, 2011, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We have various legal actions in the ordinary course of our business. All such matters are subject to many uncertainties that make their outcomes unpredictable. However, in our opinion, resolution of all legal matters is not expected to have a material adverse effect on our financial condition, operating results or cash flows.
Item 1A. Risk Factors
     There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following are details of repurchases of common stock during the three months ended January 31, 2011:

			Total number of	Approximate dollar
	Total number	Average price	shares repurchased as	value of shares
	of shares	paid per	part of publicly	that may yet be purchased
Period	repurchased (1)	share	announced plans	under the plans

Repurchases from November 1 - November 30, 2010	—	$—	—	$—
Repurchases from December 1 - December 31, 2010	505	$46.51	—	$—
Repurchases from January 1 - January 31, 2011	1,050	$51.05	—	$—

Total	1,555	$49.57	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.
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
Item 6. Exhibits
     The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with this	Incorporated by reference
Number	Exhibit Title	10-Q	Form	File No.	Date Filed
3.01	Certificate of Incorporation, as amended		S1	333-123576	July 15, 2005

3.02	Restated Bylaws		S1	333-123576	March 25, 2005

4.01	Form of Certificate for common stock		S1	333-123576	July 18, 2005

31.01	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.
Date: March 8, 2011	By:	/s/ Steven M. Neil
Steven M. Neil
Chief Financial and Administrative Officer and duly authorized officer