Form 10-Q
period 2011-04-30
Diamond Foods Inc
filed 2011-06-02
CIK 1320947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 30, 2011: 22,020,989

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     The statements contained in this Quarterly Report regarding our future financial and operating performance and results, business strategy, market prices, future commodity prices, plans and forecasts, and other statements that are not historical facts are forward-looking statements. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” and other similar expressions to identify forward-looking statements. These forward-looking statements are based on our assumptions, expectations and projections about future events only as of the date of this Report.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	April 30,	July 31,	April 30,
	2011	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,541	$5,642	$5,416
Trade receivables, net	105,266	65,553	71,983
Inventories	189,532	143,405	157,498
Deferred income taxes	9,748	10,497	14,346
Prepaid income taxes	2,600	9,225	4,670
Prepaid expenses and other current assets	9,393	5,767	6,158

Total current assets	318,080	240,089	260,071
Restricted cash	21,406	—	—
Property, plant and equipment, net	120,510	117,816	117,030
Deferred income taxes	4,785	13,625	6,741
Goodwill	410,034	396,788	382,420
Other intangible assets, net	455,119	449,018	476,068
Other long-term assets	7,366	8,536	9,022

Total assets	$1,337,300	$1,225,872	$1,251,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,700	$40,000	$40,000
Accounts payable and accrued liabilities	137,266	92,166	118,864
Payable to growers	15,702	35,755	35,927

Total current liabilities	194,668	167,921	194,791
Long-term obligations	530,669	516,100	518,500
Deferred income taxes	141,315	144,755	152,694
Other liabilities	20,218	17,153	12,543
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,289,111, 22,121,534 and 22,039,476 shares issued and 22,020,989, 21,891,928 and 21,809,870 shares outstanding at April 30, 2011, July 31, 2010 and April 30, 2010, respectively	22	22	22
Treasury stock, at cost: 268,122, 229,606 and 229,606 shares held at April 30, 2011, July 31, 2010 and April 30, 2010, respectively	(6,775)	(5,050)	(5,050)
Additional paid-in capital	316,020	307,032	305,668
Accumulated other comprehensive income (loss)	23,655	(869)	(869)
Retained earnings	117,508	78,808	73,053

Total stockholders’ equity	450,430	379,943	372,824

Total liabilities and stockholders’ equity	$1,337,300	$1,225,872	$1,251,352

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2011	2010	2011	2010
Net sales	$222,991	$138,734	$733,149	$503,544
Cost of sales	163,403	107,641	539,109	386,382

Gross profit	59,588	31,093	194,040	117,162
Operating expenses:
Selling, general and administrative	24,178	15,186	71,292	44,021
Advertising	11,925	7,582	34,362	26,024
Acquisition and integration related expenses	5,932	10,223	7,368	10,223

Total operating expenses	42,035	32,991	113,022	80,268

Income (loss) from operations	17,553	(1,898)	81,018	36,894
Interest expense, net	5,941	1,908	18,050	4,072
Other expense, net	—	1,849	—	1,849

Income (loss) before income taxes	11,612	(5,655)	62,968	30,973
Income taxes (benefit)	3,879	(1,382)	21,301	11,502

Net income (loss)	$7,733	$(4,273)	$41,667	$19,471

Earnings (loss) per share:
Basic	$0.35	$(0.22)	$1.90	$1.11
Diluted	$0.34	$(0.22)	$1.85	$1.07
Shares used to compute earnings per share:
Basic	21,604	19,313	21,563	17,272
Diluted	22,341	19,313	22,128	17,793

Dividends declared per share	$0.045	$0.045	$0.135	$0.135
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,667	$19,471
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,299	9,585
Deferred income taxes	2,849	4,475
Excess tax benefit from stock option transactions	(2,266)	(367)
Stock-based compensation	5,097	2,135
Other, net	487	531
Changes in assets and liabilities:
Trade receivables	(39,713)	(9,303)
Inventories	(46,127)	(59,612)
Prepaid expenses, income taxes and other current assets	2,999	(1,615)
Accounts payable and accrued liabilities	47,178	17,067
Payable to growers	(20,053)	6,778
Other, net	1,431	1,211

Net cash provided by (used in) operating activities	15,848	(9,644)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of property, plant and equipment and other	259	545
Purchase of property, plant and equipment	(15,195)	(6,933)
Restricted cash	(21,406)	—
Acquisition of Pop Secret	—	833
Acquisition of Kettle Foods, net of cash acquired	—	(616,222)

Net cash used in investing activities	(36,342)	(621,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Initial revolving line of credit borrowings under the Secured Credit Facility	—	176,000
Borrowings (repayment) of revolving line of credit under the Secured Credit Facility	25,069	(17,500)
Proceeds from issuance of long-term debt	21,200	400,000
Debt issuance costs	—	(8,852)
Payment of long-term debt and notes payable	(30,085)	(115,089)
Gross proceeds from equity offering	—	191,475
Equity offering costs	—	(11,711)
Dividends paid	(2,967)	(2,477)
Excess tax benefit from stock option transactions	2,266	367
Other, net	854	(205)

Net cash provided by financing activities	16,337	612,008

Effect of exchange rate changes on cash	56	27

Net decrease in cash and cash equivalents	(4,101)	(19,386)
Cash and cash equivalents:
Beginning of period	5,642	24,802

End of period	$1,541	$5,416

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,281	$3,952
Income taxes	7,956	9,513
Non-cash investing activity:
Accrued capital expenditures	1,830	298
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended April 30, 2011 and 2010
(In thousands, except share and per share information, unaudited)
(1) Organization and Basis of Presentation
     Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building, acquiring and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a full line of snack nuts under the Emerald® brand. In September 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. In March 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and United Kingdom, which added the complementary premium brand Kettle to Diamond’s existing portfolio of leading brands in the snack industry. In general, Diamond sells directly to retailers, particularly large national grocery store and drug store chains, and indirectly through wholesale distributors to independent and small regional retail grocery store chains and convenience stores. Diamond also sells its products to mass merchandisers, club stores, convenience stores and through other retail channels. Sales to the Company’s largest customer accounted for approximately 15.9% and 15.8% of total net sales for the three and nine months ended April 30, 2011 and 21.0% and 17.1% of total net sales for the three and nine months ended April 30, 2010.
     The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended July 31, 2010 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition at April 30, 2011, the results of the Company’s operations for the three and nine months ended April 30, 2011 and 2010, and cash flows for the nine months ended April 30, 2011 and 2010. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K. Operating results for the three and nine months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the year ending July 31, 2011.
     Total comprehensive income (loss) was $19,629 and $66,191 for the three and nine months ended April 30, 2011 and ($4,075) and $19,898 for the three and nine months ended April 30, 2010.
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
     The Company transacts business in foreign currencies and has international sales denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward contracts, generally with monthly maturities over twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The Company does not use foreign currency contracts for speculative or trading purposes. On the date a foreign currency forward contract is entered into, the Company designates the contract as a hedge, for a forecasted transaction, of the variability of cash flows to be received (“cash flow hedge”). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to anticipated transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Effective changes in derivative contracts designated and qualifying as cash flow hedges of forecasted revenue are reported in other comprehensive income. These gains and losses are reclassified into interest income or expense, as a component of revenue, in the same period as the hedged revenue is recognized. The Company includes time value in the assessment of effectiveness of the foreign currency derivatives. The ineffective portion of the hedge is recorded in interest expense or income. Hedge ineffectiveness recorded for the three and nine months ended April 30, 2011 for foreign currency derivatives are immaterial. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted foreign currency transactions is less than twelve months.
     In the three months ended July 31, 2010, the Company entered into three interest rate swap agreements in accordance with Company policy to mitigate the impact of London Interbank Offered Rate (“LIBOR”) based interest expense fluctuations on Company profitability. These swap agreements, with a total hedged notional amount of $100 million, were entered into to hedge future interest payments associated with a portion of the Company’s variable rate bank debt. The Company has designated these swaps as hedges of future cash flows associated with its variable rate debt. All effective changes in the fair value of the designated swaps are recorded in other comprehensive income (loss) and are released to interest income or expense as the underlying transaction occurs. Ineffective changes, if any, are recognized in interest income or expense immediately. For the three and nine months ended April 30, 2011, the Company recognized other comprehensive loss of $46 and $42 based on the change in fair value of the swap agreements; no hedge ineffectiveness for these swap agreements was recognized in interest income or expense over the same period.
     The fair values of the Company’s derivative instruments as of April 30, 2011 and 2010 were as follows:

		Fair Value
Liability Derivatives	Balance Sheet Location	4/30/11	7/31/10	4/30/10
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Other current liabilities	$(639)	$(668)	$—
Interest rate contracts	Other non-current liabilities	(74)	—	—
Cash flow hedges	Accounts payable and accrued liabilities	(110)	(12)	—

Total derivatives designated as hedging instruments under ASC 815		$(823)	$(680)	$—

Derivatives not designated as hedging instruments under ASC 815:
Cash flow hedges	Accounts payable and accrued liabilities	$(46)	$—	$—

Total derivatives not designated as hedging instrument under ASC 815		$(46)	$—	$—

Total derivatives		$(869)	$(680)	$—

     The effect of the Company’s derivative instruments on the Consolidated Statements of Operations for the three months ended April 30, 2011 and 2010 is summarized below:

			Location of Loss	Amount of Loss
	Amount of Loss		Reclassified from	Reclassified from		Location of Loss
	Recognized in OCI on		Accumulated OCI into	Accumulated OCI into		Recognized in Income on	Amount of Loss Recognized
Derivatives in ASC 815 Cash	Derivative (Effective		Income (Effective	Income (Effective		Derivative (Ineffective	in Income on Derivative
Flow Hedging Relationships	Portion)		Portion)	Portion)		Portion)	(Ineffective Portion)
	4/30/11	4/30/10		4/30/11	4/30/10		4/30/11	4/30/10

Interest rate contracts	$(222)	$—	Interest expense	$(175)	$—	Interest expense	$—	$—
Cash flow hedges	(119)	—	Net sales	(113)	—	Net sales	—	—

Total	$(341)	$—		$(288)	$—		$—	$—

		Amount of Loss Recognized
Derivatives Not Designated as Hedging	Location of Loss Recognized in	in Income on Derivative
Instruments under ASC 815	Income on Derivative	4/30/11	4/30/10
Interest rate contracts	Interest expense	$—	$(15)
Cash flow hedges	Interest expense	(33)	—

Total		$(33)	$(15)

     The effect of the Company’s derivative instruments on the Consolidated Statements of Operations for the nine months ended April 30, 2011 and 2010 is summarized below:

			Location of Loss	Amount of Loss
	Amount of Loss		Reclassified from	Reclassified from		Location of Loss
	Recognized in OCI on		Accumulated OCI into	Accumulated OCI into		Recognized in Income on	Amount of Loss Recognized
Derivatives in ASC 815 Cash	Derivative (Effective		Income (Effective	Income (Effective		Derivative (Ineffective	in Income on Derivative
Flow Hedging Relationships	Portion)		Portion)	Portion)		Portion)	(Ineffective Portion)
	4/30/11	4/30/10		4/30/11	4/30/10		4/30/11	4/30/10

Interest rate contracts	$(574)	$—	Interest expense	$(532)	$—	Interest expense	$—	$—
Cash flow hedges	(215)	—	Net sales	(117)	—	Net sales	—	—

Total	$(789)	$—		$(649)	$—		$—	$—

Derivatives Not Designated as Hedging	Location of Loss Recognized in	Amount of Loss Recognized
Instruments under ASC 815	Income on Derivative	in Income on Derivative
		4/30/11	4/30/10
Interest rate contracts	Interest expense	$—	$(240)
Cash flow hedges	Interest expense	(108)	—

Total		$(108)	$(240)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company’s cash equivalents measured at fair value on a recurring basis was $586 as of July 31, 2010. There were no cash equivalents as of April 30, 2011 and 2010. Diamond used level 1, quoted prices in active markets for identical assets, to value the cash equivalents.
     The Company’s derivative liabilities measured at fair value on a recurring basis were $869 and $680 as of April 30, 2011 and July 31, 2010. There was no derivative liability for the three months ended April 30, 2010. The Company has elected to use the income approach to value the derivative liabilities, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments.
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

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2011	2010	2011	2010
Average expected life, in years	6	6	6	6
Expected volatility	37.00%	46.00%	37.00%	46.00%
Risk-free interest rate	2.52%	2.83%	2.13%	3.28%
Dividend rate	0.33%	0.44%	0.37%	0.53%
     The following table summarizes stock option activity during the nine months ended April 30, 2011:

			Weighted average
		Weighted average	remaining	Aggregate
	Number of Shares	exercise price per	contractual life (in	intrinsic value (in
	(in thousands)	share	years)	thousands)
Outstanding at July 31, 2010	1,452	$21.11
Granted	364	41.15
Exercised	(87)	18.58
Cancelled	(22)	37.85

Outstanding at April 30, 2011	1,707	25.30	6.4	$68,868

Exercisable at April 30, 2011	1,176	18.64	5.2	55,257
     The weighted average fair value per share of stock options granted during the three and nine months ended April 30, 2011 was $20.02 and $15.13, respectively. The weighted average fair value per share of stock options granted during the three and nine months ended April 30, 2010 was $18.71 and $17.18, respectively. The fair value per share of stock options vested during the three and nine months ended April 30, 2011 was $12.14 and $10.65, respectively. The fair value per share of stock options vested during the three and nine months ended April 30, 2010 was $7.02 and $7.06, respectively.
     Changes in the Company’s nonvested stock options during the nine months ended April 30, 2011 are summarized as follows:

		Weighted average
	Number of Shares	grant date fair
	(in thousands)	value per share
Nonvested at July 31, 2010	234	$15.28
Granted	364	15.13
Vested	(49)	10.65
Cancelled	(18)	18.30

Nonvested at April 30, 2011	531	15.50

     As of April 30, 2011, there was approximately $6.3 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.0 years.
     Restricted Stock Awards: As of April 30, 2011, there were 379,720 shares of restricted stock outstanding. Restricted stock activity during the nine months ended April 30, 2011 is summarized as follows:

		Weighted
	Number of	average grant
	Shares	date fair value
	(in thousands)	per share
Outstanding at July 31, 2010	408	$26.78
Granted	92	41.77
Vested	(108)	23.54
Cancelled	(12)	37.00

Outstanding at April 30, 2011	380	31.02

     The weighted average fair value per share of restricted stock granted during the three and nine months ended April 30, 2011 was $49.03 and $41.77, respectively. The weighted average fair value per share of restricted stock granted during the three and nine months ended April 30, 2010 was $41.30 and $29.02, respectively. The fair value per share of restricted stock vested during the three and nine months ended April 30, 2011 was $29.92 and $23.54, respectively. The fair value per share of restricted stock vested during the three and nine months ended April 30, 2010 was $18.02 and $20.92, respectively.
     As of April 30, 2011 there was $9.3 million of unrecognized compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.3 years.
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
     The computations for basic and diluted earnings per share are as follows:

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$7,733	$(4,273)	$41,667	$19,471
Less: income allocated to participating securities	(137)	—	(746)	(371)

Income (loss) attributable to common shareholders — basic	7,596	(4,273)	40,921	19,100

Add: undistributed income attributable to participating securities	121	—	694	326
Less: undistributed income reallocated to participating securities	(117)	—	(677)	(316)

Income (loss) attributable to common shareholders — diluted	$7,600	$(4,273)	$40,938	$19,110

Denominator:
Weighted average shares outstanding — basic	21,604	19,313	21,563	17,272
Dilutive shares — stock options	737	—	565	521

Weighted average shares outstanding — diluted	22,341	19,313	22,128	17,793

Income (loss) per share attributable to common shareholders (1):
Basic	$0.35	$(0.22)	$1.90	$1.11
Diluted	$0.34	$(0.22)	$1.85	$1.07

(1)	Computations may reflect rounding adjustments.

     Options to purchase 10,000 and 17,000 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $54.67 and $48.83 for the three and nine months ended April 30, 2011, and therefore their effect would be antidilutive. As the Company was in a loss position for the three months ended April 30, 2010, all stock options outstanding were excluded in the computation of diluted earnings per share as their effect would be antidilutive. Options to purchase 13,000 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $34.78 for the nine months ended April 30, 2010, and therefore their effect would be antidilutive.
(6) Acquisition and Pending Transaction
Pending Pringles Merger
     On April 5, 2011, Diamond entered into a definitive agreement with The Procter & Gamble Company (“P&G”) to merge P&G’s Pringles business into the company. The value of the proposed transaction is approximately $2.35 billion, consisting of $1.5 billion in Diamond common stock and the assumption of $850 million of Pringles debt. The equity portion of the purchase price is represented by approximately 29.1 million shares.
     The transaction, which is expected to be completed by the end of calendar 2011, is subject to approval by Diamond’s and P&G’s stockholders and satisfaction of customary closing conditions and regulatory approvals. Diamond expects to incur one-time costs of approximately $100 million related to the transaction over the next two years. P&G will also provide Diamond with transition services for up to 12 months after closing. The merger will be accounted for as a purchase business combination and for accounting purposes, Diamond will be treated as the acquiring entity.
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
     The total purchase price has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

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

(7) Balance Sheet Items
     Inventories consisted of the following:

	April 30,	July 31,	April 30,
	2011	2010	2010
Raw materials and supplies	$105,185	$64,660	$78,748
Work in process	20,190	23,768	20,499
Finished goods	64,157	54,977	58,251

Total	$189,532	$143,405	$157,498

     In the three months ended April 30, 2011, the Company revised its estimate for expected commodity costs which resulted in a pre-tax decrease in cost of sales of approximately $1.5 million for sales recognized in the first six months of fiscal year 2011. In the three months ended April 30, 2010, the Company revised its estimate for expected commodity costs which resulted in a pre-tax decrease in cost of sales of approximately $1.1 million for sales recognized in the first six months of fiscal year 2010.
     Accounts payable and accrued liabilities consisted of the following:

	April 30,	July 31,	April 30,
	2011	2010	2010
Accounts payable	$83,821	$42,784	$81,965
Accrued promotion	27,462	22,787	17,384
Accrued salaries and benefits	13,799	17,587	13,379
Other	12,184	9,008	6,136

Total	$137,266	$92,166	$118,864

(8) Intangible Assets and Goodwill
     The changes in the carrying amount of goodwill are as follows:

Balance as of July 31, 2010	$396,788
Acquisitions/other activities	—
Translation adjustments	13,246

Balance as of April 30, 2011	$410,034

     Other intangible assets consisted of the following:

	April 30,	July 31,	April 30,
	2011	2010	2010
Brand intangibles (not subject to amortization)	$301,975	$297,500	$322,500
Intangible assets subject to amortization:
Customer contracts and related relationships	165,256	157,300	157,300

Total other intangible assets, gross	467,231	454,800	479,800

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(12,112)	(5,782)	(3,732)

Total other intangible assets, net	$455,119	$449,018	$476,068

     Identifiable intangible asset amortization expense annually for each of the five succeeding years will amount to approximately $8,263 and will approximate $2,066 for the remainder of fiscal year 2011.
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
     Diamond’s Secured Credit Facility consists of a $235 million revolving credit facility, of which $192 million was outstanding as of April 30, 2011, and a $400 million term loan facility, of which $360 million was outstanding as of April 30, 2011. Scheduled principal payments on the term loan are $40 million for fiscal year 2011 and each of the succeeding three years (due quarterly), and $10 million for each of the first two quarters in fiscal year 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. In March 2011, the syndicate of lenders approved Diamond’s request for an increase in its revolving credit facility by $35 million from $200 million, under the same terms. Borrowings under the Secured Credit Facility will bear interest, at Diamond’s option, at either the agent’s base rate or the LIBOR rate, plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio which is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). For the three and nine months ended April 30, 2011, the blended interest rate was 4.76% and 4.73%, respectively, for the Company’s consolidated borrowings. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility.
     The Secured Credit Facility also provides for customary affirmative and negative covenants, including a debt to EBITDA ratio and minimum fixed charge coverage ratio. As of April 30, 2011, the Company was in compliance with all applicable financial covenants under the Secured Credit Facility.
     On December 20, 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $20.8 million was outstanding as of April 30, 2011. The principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan will be used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds have been placed in an interest-bearing escrow account and will be made available as expenditures are approved for reimbursement. As the cash will be used to purchase non-current assets, such restricted cash has been classified as non-current on the balance sheet. The Guaranteed Loan also provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility.
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

     Components of net periodic benefit cost (income) were as follows:

	Pension Benefits				Other Benefits
	Three Months ended		Nine Months ended		Three Months ended		Nine Months ended
	April 30,		April 30,		April 30,		April 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$20	$223	$60	$546	$17	$16	$49	$47
Interest cost	312	300	944	898	26	33	80	100
Expected return on plan assets	(257)	(238)	(773)	(714)	—	—	—	—
Amortization of prior service cost	4	7	11	20	—	—	—	—
Amortization of net loss / (gain)	151	133	482	388	(198)	(206)	(596)	(618)
Curtailment cost	—	3	—	3	—	—	—	—

Net periodic benefit cost / (income)	$230	$428	$724	$1,141	$(155)	$(157)	$(467)	$(471)

     The Company recognized defined contribution plan expenses of $304 and $703 for the three and nine months ended April 30, 2011 and $173 and $454 for the three and nine months ended April 30, 2010, respectively.
(11) Contingencies
     The Company is involved in various legal actions in the ordinary course of business. Such matters are subject to many uncertainties that make their ultimate outcomes unpredictable. However, in the opinion of management, resolution of all legal matters is not expected to have a material adverse effect on the Company’s financial condition, operating results or cash flows.
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
     Our business is seasonal. For example, in 2010 and 2009, we recognized 54% and 61% of our net sales for the full fiscal year in the first six months of the year. Demand for nut products, particularly in-shell nuts and to a lesser extent culinary nuts, is highest during the months of October, November and December. We receive walnuts during the period from September to November and process them throughout the year. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last quarter of the calendar year. This seasonality also impacts capacity utilization at our facilities, which routinely operate at capacity for the last four months of the calendar year. Generally, we receive and pay for approximately 50% of the corn for popcorn in November, and approximately 50% in April, and we receive and pay for potatoes for potato chips ratably throughout the year. Accordingly, the working capital requirements of our popcorn and potato chip product lines are less seasonal than that of the tree nut product lines.

Results of Operations
     Net sales were $223.0 million and $733.1 million for the three and nine months ended April 30, 2011. Net sales were $138.7 million and $503.5 million for the three and nine months ended April 30, 2010. For the three and nine months ended April 30, 2011, the increase in net sales was primarily due to increased snack sales (including Kettle Foods). The impact of foreign exchange on our net sales was not significant.
     Net sales by channel (in thousands):

	Three Months ended			Nine Months ended
	April 30,		% Change from	April 30,		% Change from
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
Retail (1)	$181,707	$126,086	44.1%	$625,100	$402,490	55.3%
International Non-Retail	31,368	6,287	398.9%	89,176	65,445	36.3%
North American Ingredient/Food Service and Other	9,916	6,361	55.9%	18,873	35,609	-47.0%

Total	$222,991	$138,734	60.7%	$733,149	$503,544	45.6%

(1)	Retail represents sales of our culinary, snack and in-shell products.
     For the three and nine months ended April 30, 2011, the increases in Retail sales resulted from higher sales of snack products (including Kettle Foods), which increased by 71.5% and 107.6%, respectively. Retail sales for the prior year only included Kettle Foods sales for one month. International non-retail sales increased for the three and nine months ended April 30, 2011, mainly as a result of a record walnut crop, which after servicing retail customer demand was primarily shipped to international markets. For the three months ended April 30, 2011, North American ingredient/food service and other sales increased mainly due to higher volume and higher pricing. For the nine months ended April 30, 2011, North American ingredient/food service and other sales decreased primarily because the United States Department of Agriculture school lunch program was not offered in fiscal year 2011.
     Sales to our largest customer represented approximately 15.9% and 15.8% of total net sales for the three and nine months ended April 30, 2011, compared to 21.0% and 17.1% of total net sales for the three and nine months ended April 30, 2010. Sales to our second largest customer represented approximately 13.4% and 10.5% of total net sales for the three and nine months ended April 30, 2011, compared to 15.5% and 10.6% for the three and nine months ended April 30, 2010.
     Gross profit. Gross profit as a percentage of net sales was 26.7% and 26.5% for the three and nine months ended April 30, 2011 compared to 22.4% and 23.3% for the three and nine months ended April 30, 2010. Gross profit as a percentage of net sales increased mainly due to retail sales mix, greater scale in snacks and manufacturing efficiencies, which offset some commodity price pressure and increased slotting and promotion for Breakfast on the go!. In the three months ended April 30, 2011, the Company revised its estimate for expected commodity costs which resulted in a pre-tax decrease in cost of sales of approximately $1.5 million for sales recognized in the first six months of fiscal year 2011. In the three months ended April 30, 2010, the Company revised its estimate for expected commodity costs which resulted in a pre-tax decrease in cost of sales of approximately $1.1 million for sales recognized in the first six months of fiscal year 2010.
     Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $24.2 million and $71.3 million for the three and nine months ended April 30, 2011, compared to $15.2 million and $44.0 million for the three and nine months ended April 30, 2010. Selling, general and administrative expenses as a percentage of net sales were 10.8% and 9.7% for the three and nine months ended April 30, 2011, compared to 10.9% and 8.7% for the three and nine months ended April 30, 2010. The increase for the nine-month period was primarily due to the addition of Kettle Foods, including the associated intangible amortization for customer relationships.
     Advertising. Advertising expenses were $11.9 million and $34.4 million for the three and nine months ended April 30, 2011, compared to $7.6 million and $26.0 million for the three and nine months ended April 30, 2010. Advertising expenses as a percentage of net sales were 5.3% and 4.7% for the three and nine months ended April 30, 2011 compared to 5.5% and 5.2% for the three and nine months ended April 30, 2010. The increases in advertising expenses, which we expect to continue throughout the fiscal year, were primarily due to increased media spending associated with the Emerald Breakfast on the go! launch, as well as incremental Kettle Foods brand support.
     Acquisition and integration related expenses. Acquisition and integration related expenses associated with Kettle Foods and Pringles were $5.9 million and $7.4 million for the three and nine months ended April 30, 2011. Acquisition related expenses associated with Kettle Foods were $10.2 million for the three and nine months ended April 30, 2010.
     Interest expense, net. Net interest expense was $5.9 million and $18.1 million for the three and nine months ended April 30, 2011, compared to $1.9 million and $4.1 million for the three and nine months ended April 30, 2010. Net interest expense as a percentage of net sales was 2.7% and 2.5% for the three and nine months ended April 30, 2011, compared to 1.4% and 0.8% for the three and nine months ended April 30, 2010. The increases were primarily attributable to the borrowings used to fund the Kettle Foods acquisition.
     Other expense, net. There was no net other expense for the three and nine months ended April 30, 2011. Net other expense was $1.8 million for the three and nine months ended April 30, 2010. The expense represented a loss on debt extinguishment when we replaced the existing Credit Facility with a new Secured Credit Facility to fund the Kettle Foods acquisition.
     Income taxes. The effective tax rate for the three and nine months ended April 30, 2011 was approximately 33.4% and 33.8%. The effective tax rate for the three and nine months ended April 30, 2010 was approximately 24.4% and 37.1%. The lower effective tax rate for the three months ended April 30, 2010 was primarily related to the discrete benefit of Kettle acquisition costs in the period. The lower effective tax rate for the nine months ended April 30, 2011 was primarily attributable to the influence from certain tax rate jurisdictions where we have Kettle Foods operations.
Pending Pringles Merger
     On April 5, 2011, we entered into a definitive agreement with The Procter & Gamble Company (“P&G”) to merge P&G’s Pringles business into our company. The value of the proposed transaction is approximately $2.35 billion, consisting of $1.5 billion of our common stock and the assumption of $850 million of Pringles debt. The equity portion of the purchase price is represented by approximately 29.1 million shares.
     The transaction, which is expected to be completed by the end of calendar 2011, is subject to approval by our and P&G’s stockholders and satisfaction of customary closing conditions and regulatory approvals. We expect to incur one-time costs of approximately $100 million related to the transaction over the next two years. P&G will also provide us with transition services for up to 12 months after closing. The merger will be accounted for as a purchase business combination and for accounting purposes, we will be treated as the acquiring entity.
Liquidity and Capital Resources
     Our liquidity is dependent upon funds generated from operations and external sources of financing.
     During the nine months ended April 30, 2011, cash provided by operating activities was $15.8 million, compared to $9.6 million of cash used in operating activities for the nine months ended April 30, 2010. The increase in cash provided by operating activities was primarily due to improved profitability. Cash used in investing activities was $36.3 million during the nine months ended April 30, 2011, compared to $621.8 million for the nine months ended April 30, 2010. The higher cash used in investing activities for the nine months ended April 30, 2010 was mainly due to the acquisition of Kettle Foods. Cash provided by financing activities during the nine months ended April 30, 2011 was $16.3 million, compared to $612.0 million for the nine months ended April 30, 2010. The decrease from prior year was primarily attributable to long-term borrowings used to fund the Kettle Foods acquisition.
     In February 2010, we entered into an agreement to replace our existing credit facility with a new five-year $600 million secured credit facility (the “Secured Credit Facility”) with a syndicate of lenders. We used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations.
     Our Secured Credit Facility consists of a $235 million revolving credit facility, of which $192 million was outstanding as of April 30, 2011, and a $400 million term loan facility, of which $360 million was outstanding as of April 30, 2011. Scheduled principal payments on the term loan are $40 million for fiscal year 2011 and each of the succeeding three years (due quarterly), and $10 million for each of the first two quarters in fiscal year 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. In March 2011, the syndicate of lenders approved our request for an increase in our revolving credit facility by $35 million from $200 million, under the same terms, to fund our plant expansion and working capital requirements. Borrowings under the Secured Credit Facility will bear interest, at our option, at either the agent’s base rate or the LIBOR rate, plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio which is defined as the ratio of total debt to EBITDA. Substantially all of our tangible and intangible assets are considered collateral security under the Secured Credit Facility.
     The Secured Credit Facility also provides for customary affirmative and negative covenants, including a debt to EBITDA ratio and minimum fixed charge coverage ratio. As of April 30, 2011, we were in compliance with all applicable financial covenants under the Secured Credit Facility.
     In March 2010, we issued 5,175,000 shares of common stock priced at $37.00 per share. After deducting the underwriting discount and other related expenses, we received total net proceeds from the sale of our common stock of approximately $179.7 million. The proceeds from the equity offering were used to fund a portion of the purchase price for the Kettle Foods acquisition.
     On December 20, 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $20.8 million was outstanding as of April 30, 2011. The principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan will be used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds have been placed in an interest-bearing escrow account and will be made available as expenditures are approved for reimbursement. As the cash will be used to purchase non-current assets, such restricted cash has been classified as non-current on the balance sheet. The Guaranteed Loan also provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. As of April 30, 2011, we were in compliance with all applicable financial covenants under the Guaranteed Loan.
     Working capital and stockholders’ equity were $123.4 million and $450.4 million at April 30, 2011, compared to $72.2 million and $379.9 million at July 31, 2010 and $65.3 million and $372.8 million at April 30, 2010. The increase in working capital was due to increases in receivables, associated with higher sales levels, and inventory, related to increases in raw material nut volume, offset by an increase in accounts payable and accrued liabilities related to higher production and sales levels.
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
     We have entered into long-term Walnut Purchase Agreements with growers, under which they deliver their entire walnut crop to us during the Fall harvest season and we determine the purchase price for this inventory by March 31, or later, of the following year. This purchase price will be a price determined by us in good faith, taking into account market conditions, crop size, quality, and nut varieties, among other relevant factors. Since the ultimate price to be paid will be determined subsequent to receiving the walnut crop, we must make an estimate of price for interim financial statements. Those estimates may subsequently change and the effect of the change could be significant. In the three months ended April 30, 2011, the Company revised its estimate for expected commodity costs which resulted in a pre-tax decrease in cost of sales of approximately $1.5 million for sales recognized in the first six months of fiscal year 2011. In the three months ended April 30, 2010, the Company revised its estimate for expected commodity costs which resulted in a pre-tax decrease in cost of sales of approximately $1.1 million for sales recognized in the first six months of fiscal year 2010.
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
     In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial and Administrative Officer, based upon their evaluation as of April 30, 2011, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective.
     As of April 30, 2011, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in various legal actions in the ordinary course of our business. Such matters are subject to many uncertainties that make their outcomes unpredictable. However, in our opinion, resolution of all legal matters is not expected to have a material adverse effect on our financial condition, operating results or cash flows.
Item 1A. Risk Factors
     There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following are details of repurchases of common stock during the three months ended April 30, 2011:

			Total number of	Approximate Dollar
	Total number	Average price	shares repurchased as	value of shares
	of shares	paid per	part of publicly	that may yet be purchased
Period	repurchased (1)	share	announced plans	under the plans

Repurchases from February 1 - February 28, 2011	—	$—	—	$—
Repurchases from March 1 - March 31, 2011	6,747	$54.87	—	$—
Repurchases from April 1 - April 30, 2011	211	$60.63	—	$—

Total	6,958	$55.05	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved
Item 5. Other Information
     As previously reported on Form 10-Q for the fiscal quarters ended October 31, 2010 and January 31, 2011, after filing its annual report on Form 10-K for the fiscal year ended July 31, 2010, Company management determined that Note 5 of the Company’s notes to consolidated financial statements, entitled “Acquisition of Kettle Foods”, contained an error in the tabular presentation of 2009 pro forma financial information for the acquisition. This mathematical summation error resulted from the inadvertent omission of certain Kettle Foods sales and net income data from 2009 pro forma net sales and net income. The corrected pro forma financial information is set forth below (in thousands, except per share data):

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

DIAMOND FOODS, INC.
Date: June 2, 2011	By:	/s/ Steven M. Neil
Steven M. Neil
Chief Financial and Administrative Officer and duly authorized officer