Form 10-K
period 2011-07-31
Diamond Foods Inc
filed 2011-09-15
CIK 1320947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.: 000-51439

DIAMOND FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2556965
(State of Incorporation)	(IRS Employer Identification No.)

600 Montgomery Street, 13th Floor San Francisco, California	94111-2702
(Address of Principal Executive Offices)	(Zip Code)

415-445-7444

(Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:
Common Stock, $0.001 par value	NASDAQ Global Select Market
Series A Junior Preferred Stock Purchase Right	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of January 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,032,155,294 based on the closing sale price as reported on the NASDAQ Stock Market. As of August 31, 2011, there were 22,011,196 shares of common stock outstanding.

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

Our forward-looking statements include discussions of trends and anticipated developments under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. These forward-looking statements also involve many risks and uncertainties that could cause actual results to differ from our expectations in material ways. Please refer to the risks and uncertainties discussed in the section titled “Risk Factors.” You also should carefully consider other cautionary statements elsewhere in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed by us during our 2012 fiscal year. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

We are an innovative packaged food company focused on building, acquiring and energizing brands. We specialize in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, we complemented our strong heritage in the culinary nut market under the Diamond of California® brand by launching a full line of snack nuts under the Emerald® brand. In September 2008, we acquired the Pop Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with our existing brands. In March 2010, we acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and United Kingdom, which added the complementary premium Kettle Brand® to our existing portfolio of leading brands in the snack industry. In April 2011, we announced that we entered into a definitive agreement with the Proctor & Gamble Company (“P&G”) to merge P&G’s Pringles business into our Company. We sell our products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores and other retail channels.

We have three product lines:

•

Snack. We sell snack products under the Emerald®, Pop Secret® and Kettle Brand® brands. Emerald products include roasted, glazed and flavored nuts, trail mixes, seeds, dried fruit and similar offerings packaged in innovative resealable containers. In September 2008, we expanded our snack product line with the acquisition of the Pop Secret microwave popcorn from General Mills, Inc. Microwave popcorn products are offered in a variety of traditional flavors, as well as a “better-for-you” product offering featuring 100-calorie packs. In March 2010, we complemented our snack portfolio with the acquisition of Kettle Foods, a leading premium potato and tortilla chip company. Kettle Foods products are offered in a variety of flavors and sizes. Our snack products are typically available in grocery store snack, natural and produce aisles, mass merchandisers, club stores, convenience stores, drug stores, natural food stores and other places where snacks are sold.

•

Culinary and Retail In-shell. We sell culinary nuts under the Diamond of California® brand in grocery store baking aisles and produce aisles and through mass merchandisers and club stores. Culinary nuts are marketed to individuals who prepare meals or baked goods at home and who value fresh, high-quality products. We also sell in-shell nuts under the Diamond of California® brand, primarily during the winter holiday season. These products are typically available in produce sections of grocery stores, mass merchandisers and club stores.

•

Non-Retail. Our non-retail nut business includes international markets and North American ingredient customers. We market ingredient nuts internationally under the Diamond of California® brand to food processors, restaurants, bakeries and food service companies and their suppliers. We also sell in-shell nuts under the Diamond of California® brand, primarily during the winter holiday season. Diamond’s institutional and industrial customers use our standard or customer-specified products to add flavor and enhance nutritional value and texture in their product offerings.

Our net sales were as follows (in millions):

	Year Ended July 31,
	2011	2010	2009
Snack	$553.2	$321.4	$188.9
Culinary and Retail In-shell	262.9	249.0	276.2

Total Retail	816.1	570.4	465.1

International Non-Retail	119.0	69.2	68.9
North American Ingredient/Food Service and Other	30.8	40.6	36.9

Total Non-Retail	149.8	109.8	105.8

Total Net Sales	$965.9	$680.2	$570.9

Sales to Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), accounted for approximately 15%, 17% and 21% of our net sales for the years ended July 31, 2011, 2010 and 2009, respectively. Sales to Costco Wholesale Corporation accounted for 11%, 12%, and 13% of our net sales for the years ended July 31, 2011, 2010 and 2009, respectively. No other single customer accounted for more than 10% of our net sales.

Our disclosure reports that we file with the SEC are available free of charge on the Investor Relations page of our website, www.diamondfoods.com.

Marketing

We believe that our marketing efforts are fundamental to the success of our business. Advertising expenses were $44.4 million in fiscal year 2011, $33.0 million in fiscal year 2010 and $28.8 million in fiscal year 2009. We develop marketing strategies specific to each product line, focusing on building brand awareness and attracting consumers to our offerings. To maintain good customer relationships, these efforts are designed to establish a premium value proposition to minimize the impact on our customers’ private label sales.

Our consumer-targeted marketing campaigns include television, print and digital advertisements, coupons, co-marketing arrangements with complementary consumer product companies, and cooperative advertising with select retail customers. Our television advertising airs on national network and cable channels and often are aired during key sporting events suited to our product demographic. We design and provide point-of- purchase displays for use by our retail customers. These displays help to merchandize our products in a consistent, eye-catching manner and make our products available for sale in multiple locations in a store, which increases impulse purchase opportunities. Our public relations and event sponsorship efforts are an important component of our overall marketing and brand awareness strategy. We offer samples and support active lifestyle consumers by sponsoring events such as marathons and other running events. Promotional activities associated with our ingredient/food service products include attending regional and national trade shows, trade publication advertising, and customer-specific marketing efforts. These promotional efforts highlight our commitment to quality assurance, processing and storage capabilities and product customization.

Sales and Distribution

In North America, we market our consumer products through our sales personnel directly to large national grocery, mass merchandiser, club, convenience stores and drug store chains. Our sales department also oversees our broker and distributor network. Our distributor network carries Kettle Brand® potato chips to grocery, convenience and natural food stores in various parts of the United States and Canada. In the United Kingdom, we market our potato chip products through our sales personnel directly to national grocery, co-op and impulse store chains.

We distribute our products from our production facilities in Alabama, California, Indiana, Oregon, Wisconsin, and Norwich, England, and from leased warehouse and distribution facilities in California, Georgia, Illinois, Indiana, New Jersey, Oregon, Wisconsin, Ontario, Canada and Snetterton, England. Our sales administration and logistics departments manage the administration and fulfillment of customer orders. The majority of our products are shipped from our production, warehouse and distribution facilities by contract and common carriers.

Product Development and Production

Our innovation program is broken down into four phases. A cross-functional team leads this process from idea generation through commercialization. Our team utilizes outside partners to bring additional expertise as well as resources to the front end of this development process. Once new products have been identified and developed an internal, cross-functional commercialization team manages the process from inception to large-scale production and is responsible for consistently delivering high-quality products to market. We process and package most of our nut products at the Stockton, California, Robertsdale, Alabama, and Fishers, Indiana facilities; our popcorn products are primarily processed and packaged in the Van Buren, Indiana facility under a third-party co-pack arrangement; and our potato chips are processed and packaged at Salem, Oregon, Beloit, Wisconsin, and Norwich, England facilities. Periodically, we may use third parties to process and package a portion of our products when warranted by demand and specific technical requirements.

Competition

We operate in a highly competitive environment. Our products compete against food products sold by many regional and national companies, some of which are larger and have substantially greater resources than we do. We believe that additional competitors will enter the snack product market as large food companies begin to offer products that directly compete with our snack product offerings. We also compete for shelf space of retail grocers, convenience stores, drug stores, mass merchandisers, natural food and club stores. As these retailers consolidate, the number of customers and potential customers declines and their purchasing power increases. As a result, there is greater pressure to manage distribution capabilities in ways that increase efficiency for these large retailers, especially on a national scale. In general, competition in our markets is based on product quality, price, brand recognition and loyalty. The combination of the strength of our brands, our product quality and differentiation, as well as our broad channel distribution helps us to compete effectively in each of these categories. Our principal competitors are regional and national nut manufacturers, national popcorn manufacturers, regional and national potato chip manufacturers and regional, national and international food suppliers.

Raw Materials and Supplies

We obtain our raw materials from domestic and international sources. We currently obtain a majority of our walnuts from growers located in California who have entered into long-term supply contracts with us. Additional walnuts may be purchased from time to time from other California walnut processors. We purchase our other nut requirements from domestic and international processors on the open market. For example, during 2011, all of the walnuts, peanuts and almonds we obtained were grown in the United States, most of our supply of hazelnuts came from the United States and our supply of pecans were sourced from the United States and northern Mexico. With respect to nut types sourced primarily from abroad, we import Brazil nuts from the Amazon basin, cashew nuts from India, Africa, Brazil and Southeast Asia, hazelnuts from Turkey, and pine nuts from China and Turkey. Outside of our nut products, we obtain corn from our primary third party co-packer in the United States, with additional sourcing capabilities, if needed, from Argentina. We obtain potatoes from the United States and the United Kingdom, with additional sourcing capabilities, if needed, from Continental Europe.

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

Trademarks and Patents

We market our products primarily under the Diamond®, Emerald®, Pop Secret® and Kettle Brand® brands, each of which are protected with trademark registration with the U.S. Patent and Trademark Office, as well as in various other jurisdictions. Our agreement with Blue Diamond Growers limits our use of the Diamond ®brand in connection with our marketing of snack nut products, but preserves our exclusive use of our Diamond brand for all culinary and in-shell nut products. We also own two U.S. patents related to nut processing methods, a number of U.S. patents acquired from General Mills related to popcorn pouches, flavoring and microwave technologies and patents acquired through the acquisition of Kettle Foods related to the manufacturing of chips and tortillas. While these patents, which have various durations, are an important element of our success, our business as a whole is not materially dependent on them. We expect to continue to renew for the foreseeable future those trademarks that are important to our business.

Seasonality

We experience seasonality in our business. Demand for our in-shell and culinary products is highest during the months of October, November and December. We purchase walnuts and pecans between August and February, and process them throughout the year until the following harvest. We purchase potatoes throughout the year and demand for potato chips is highest in the months of June, July and August in the United States and November and December in the United Kingdom. As a result of this seasonality, our personnel, working capital requirements and inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California and Fishers, Indiana facilities associated with the annual walnut harvest.

Employees

As of July 31, 2011, we had 1,797 full-time employees consisting of 1,310 production and distribution employees, 393 administrative and corporate employees, and 94 sales and marketing employees. Our labor requirements typically peak during the last quarter of the calendar year, when we generally use temporary labor to supplement our full-time work force. Our production and distribution employees in the Stockton, California plant are members of the International Brotherhood of Teamsters. We consider relations with our employees to be good.

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

Risks Related to Our Business

We may be required to conduct product recalls and concerns with the safety and quality of food products could cause consumers to avoid our products and reduce our sales, net income, and liquidity.

The sale of food products for human consumption involves risk of injury to consumers. We face risks associated with product recalls and liability claims if our products become adulterated, mislabeled or misbranded, or cause injury, illness or death. Our products may be subject to product tampering and to contamination and spoilage risks, such as mold, bacteria, insects and other pests, shell fragments, cross-contamination and off-flavor contamination. If any of our products were to be tampered with, or otherwise tainted and we were unable to detect it prior to shipment, our products could be subject to a recall. Our ability to sell products could be reduced if governmental agencies conclude that our products have been tampered with, or that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. A significant product recall could cause our products to be unavailable for a period of time and reduce our sales. Adverse publicity could result in a loss of consumer confidence in our products, damage to our reputation and also reduce our sales for an extended period. Product recalls and product liability claims could increase our expenses and have an adverse effect on demand for our products and, consequently, reduce our sales, net income and liquidity.

Government regulations could increase our costs of production and our business could be adversely affected.

As a food company, we are subject to extensive government regulation, including regulation of the manufacturing, importation, processing, product quality, packaging, storage, distribution and labeling of our products. Furthermore, there may be changes in the legal and regulatory environment, and governmental entities or agencies in jurisdictions where we operate may impose new manufacturing, importation, processing, packaging, storage, distribution, labeling or other restrictions, which could increase our costs and affect our profitability. For example, various regulatory authorities and others have paid increasing attention to the effect on humans due to the consumption of acrylamide — a naturally-occurring chemical compound that is formed in the process of cooking many foods, including potato chips, and a potential carcinogen — and have imposed additional regulatory requirements. In the State of California, we are required to warn about the presence of acrylamide and other potential carcinogens in our products. If consumer concerns about acrylamide increase, demand for affected products could decline and our revenues and business could be harmed. Our manufacturing operations are subject to various national, regional or state and local laws and regulations that require us to obtain licenses relating to customs, health and safety, building and land use and environmental protection. We are also subject to environmental regulations governing the discharge into the air, and the generation, handling, storage, transportation, treatment and disposal of waste materials. New or amended statutes and regulations, increased production at our existing facilities, and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits, and could require us to change our methods of operations, which could be costly. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, all of which could have an adverse effect on our business.

A disruption at any of our production facilities would significantly decrease production, which could increase our cost of sales and reduce our net sales and income from operations.

We process and package our products in several domestic and international facilities and also have co-manufacturing agreements and co-pack arrangements with third parties. A temporary or extended interruption in operations at any of our facilities, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages, raw material shortage or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to lose sales and write off inventory. Any prolonged disruption in the operations of our facilities would have a significant negative impact on our ability to manufacture and package our products on our own and may cause us to seek additional third-party arrangements, thereby increasing production costs. These third parties may not be as efficient as we are and may not have the capabilities to process and package some of our products, which could adversely affect sales or operating income. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products.

The acquisition of other product lines or businesses could pose risks to our business and the market price of our common stock.

We intend to review acquisition prospects that we believe could complement our existing business. Any such future acquisitions could result in accounting charges, potentially dilutive issuances of stock, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail many financial, managerial and operational risks, including difficulties integrating the acquired operations, effective and immediate implementation of internal controls over financial reporting, diversion of management attention during the negotiation and integration phases, uncertainty entering markets in which we have limited prior experience, and potential loss of key employees of acquired organizations. We may be unable to integrate product lines or businesses that we acquire, which could have a material adverse effect on our business and on the market price of our common stock.

If we do not complete our acquisition of Pringles, our business, reputation and financial condition will be adversely affected.

In April 2011, we entered into an agreement to acquire the Pringles snack business from The Procter & Gamble Company (“P&G”). The value of the proposed transaction at April 5, 2011 was approximately $2.35 billion, consisting of $1.5 billion of our common stock and the assumption of $850 million of Pringles debt. The number of shares of our common stock to be issued in the transaction was based on $1.5 billion divided by the average of 60 days of daily volume weighted average prices (“VWAP”), or 60-day VWAP, of our common stock for the period ended March 28, 2011 of $51.47, which amounted to approximately 29.1 million shares of our common stock to be issued to Pringles stockholders in connection with the transaction. As of September 14, 2011, the value of the approximately 29.1 million shares of our common stock to be issued in the transaction was $2.2 billion. The transaction, which we expect to be completed by the end of 2011, is subject to approval by our stockholders and satisfaction of customary closing conditions and regulatory approvals. We cannot provide assurance that the acquisition of Pringles will be completed on schedule, or at all. If the acquisition is not completed, the share price of our common stock may drop to the extent that the market price of our stock reflects an assumption that a transaction will be completed. If we do not complete the Pringles acquisition, we will have incurred substantial expenses and diverted significant management time and resources from our ongoing business, without receiving any of the anticipated benefits of the acquisition. In addition, we could be required to pay P&G a termination fee of approximately $60 million. If the Pringles acquisition is not consummated, our business, reputation and financial condition will be adversely affected.

If we do complete the Pringles acquisition, we may not realize some or all of its anticipated benefits, and we may encounter future difficulties with the integration of Pringles operations with our business.

Changes in the food industry, including changing dietary trends and consumer preferences and adverse publicity about the health effects of consuming some products, could reduce demand for our products.

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

In addition, some of our products contain sodium, preservatives and other ingredients, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of these ingredients can lead to a variety of adverse health effects. In the United States and other countries, there is increasing consumer awareness of health risks, including obesity, associated with consumption of these ingredients, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. A continuing global focus on health and wellness, including weight management, and increasing media attention to the role of food marketing, could adversely affect our brand’s image or lead to stricter regulations and greater scrutiny of food marketing practices. Increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to such restrictions, could limit its efforts to maintain, extend and expand its brands. Moreover, adverse publicity about regulatory or legal action against us could damage its reputation and brand image, undermine customers’ confidence and reduce long-term demand for its products, even if the regulatory or legal action is unfounded or not material to our operations.

Increased costs associated with product processing and transportation, such as water, electricity, natural gas and fuel costs, could increase our expenses and reduce our profitability.

We require a substantial amount of energy and water to process our products. Transportation costs, including fuel and labor, also represent a significant portion of the cost of our products, because we use third party truck and rail companies to collect our raw materials and deliver our products to our distributors and customers. These costs fluctuate significantly over time due to factors that may be beyond our control, including increased fuel prices, adverse weather conditions or natural disasters, employee strikes and increased export and import restrictions. We may not be able to pass on increased costs of production or transportation to our customers. In addition, from time to time, transportation service providers have a backlog of shipping requests, which could impact our ability to ship products in a timely fashion. Increases in the cost of water, electricity, natural gas, fuel or labor, and failure to ship products on time, could increase our costs of production and adversely affect our profitability.

Our raw materials are subject to fluctuations in availability and price.

The availability, size, quality and cost of raw materials for the production and packaging of our products, including nuts, potatoes, corn and corn products, cooking and vegetable oils, corrugate, resins and other commodities, are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, governmental agricultural and energy programs, exchange rates for foreign currencies and consumer demand.

For example, our potato chip products are dependent on suppliers providing us with an adequate supply of quality potatoes on a timely basis. The failure of suppliers to meet the specifications, quality standards or delivery schedules could have an adverse effect on our potato chip operations. In particular, a sudden scarcity, substantial price increase, or unavailability of ingredients could adversely affect our operating results. There can be no assurance that alternative ingredients would be available when needed on commercially attractive terms, if at all. In addition, high commodity prices could lead to unexpected costs and price increases of our products which might dampen growth of consumer demand for our products. If we are unable to increase productivity to offset these increased costs or increase our prices, this could substantially harm our business and results of operations.

If the parties we depend upon for raw material supplies do not perform adequately, our ability to manufacture our products may be impaired, which could harm our business and results of operations.

We rely on third-party suppliers for the raw materials we use to manufacture our products, and our ability to manufacture our products depends on receiving adequate supplies on a timely basis, which may be difficult or uneconomical to procure. If we do not maintain good relationships with suppliers that are important to us or are unable to identify a replacement supplier or develop our own sourcing capabilities, our ability to manufacture our products may be harmed, which would result in interruptions in our business. In addition, even if we are able to find replacement suppliers when needed, we may not be able to enter into agreements with them on favorable terms and conditions, which could increase our costs of production. The occurrence of any of these risks could adversely affect our business and results of operations.

If we are unable to compete effectively in the markets in which we operate, our sales and profitability would be negatively affected.

In general, competition in our markets is highly competitive and based on product quality, price, brand recognition and brand loyalty. As a result, there are ongoing competitive product and pricing pressures in the markets in which we operate, as well as challenges in maintaining profit margins. Our products compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources than we have. The greater scale and resources that may be available to our competitors could provide them with the ability to lower prices or increase their promotional or marketing spending to compete more effectively. To address these challenges, we must be able to successfully respond to competitive factors, including pricing, promotional incentives and trade terms. We may need to reduce our prices in response to competition and to maintain our market share. Competition and customer pressures may restrict our ability to increase prices in response to commodity or other cost increases. We may also need to increase spending on marketing, advertising and new product innovation to maintain or increase our market share. If we are unable to compete effectively, we could be unable to increase the breadth of the distribution of our products or lose customers or distribution of products, which could have an adverse impact on our sales and profitability.

The loss of any major customer could decrease sales and adversely impact our net income.

We depend on a few significant customers for a large proportion of our net sales. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 15% of our total net sales for the year ended July 31, 2011. Sales to our second largest customer, Costco Wholesale Corporation, represented 11% of our total net sales for the year ended July 31, 2011. The success of our business is dependent on our ability to successfully manage relationships with these customers, or any other significant customer. Further, there is a continuing trend towards retail trade consolidation, which can create significant cost and margin pressure on our business. The loss of any major customers, or any other significant customer, or a material decrease in their purchases from us, could result in decreased sales and adversely impact our net income.

Our proprietary brands and packaging designs are essential to the value of our business, and the inability to protect, and costs associated with protecting, our intellectual property could harm the value of our brands and adversely affect our business and results of operations.

Our success depends significantly on our know-how and other intellectual property. We rely on a combination of trademarks, service marks, trade secrets, patents, copyrights and similar rights to protect our intellectual property. Our success also depends in large part on our continued ability to use existing trademarks and service marks in order to maintain and increase brand awareness and further develop our brand.

Our efforts to protect our intellectual property may not be adequate, third parties may misappropriate or infringe on our intellectual property or develop more efficient and advanced technologies, our patents expire over time and third parties may use such previously patented technology to compete against us, and our third-party manufacturers and partners may disclose our trade secrets. From time to time, we engage in litigation to protect our intellectual property, which could result in substantial costs as well as diversion of management attention. The occurrence of any of these risks could adversely affect our business and results of operations.

We depend on our key personnel and if we lose the services of any of these individuals, or fail to attract and retain additional key personnel, we may not be able to implement our business strategy or operate our business effectively.

Our future success largely depends on the contributions of our senior management team. We believe that these individuals’ expertise and knowledge about our industry and their respective fields and their relationships with other individuals in our industry are critical factors to our continued growth and success. We do not carry key person insurance. The loss of the services of any member of our senior management team could have an adverse effect on our business and prospects. Our success also depends upon our ability to attract and retain additional qualified sales, marketing and other personnel.

Economic downturns may adversely affect our business, financial condition and results of operations.

Unfavorable economic conditions may negatively affect our business and financial results. These economic conditions could negatively impact consumer demand for our products, the mix of our products’ sales, our ability to collect accounts receivable on a timely basis, the ability of suppliers to provide the materials required in our operations and our ability to obtain financing or to otherwise access the capital markets. Additionally, unfavorable economic conditions could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. The occurrence of any of these risks could adversely affect our business, financial condition and results of operations.

Our business and operations could be negatively impacted if we fail to maintain satisfactory labor relations.

The success of our business depends substantially upon our ability to maintain satisfactory relations with our employees. Our production workforce in one of our facilities belongs to a union and is covered by a collective bargaining agreement. Strikes or work stoppages and interruptions could occur if we are unable to renew this agreement on satisfactory terms. If a work stoppage or slow down were to occur, it could adversely affect our business and disrupt our operations. The terms and conditions of existing or renegotiated agreements also could increase our costs or otherwise affect our ability to fully implement future operational changes to our business.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

We conduct a substantial amount of business with vendors and customers located outside the United States. During 2011, sales outside the United States, primarily in the United Kingdom, Canada, South Korea, Japan, Germany, Netherlands, Turkey, China, and Spain accounted for approximately 30.0% of our net sales. With the pending merger with Pringles, we expect a substantial increase in the percentage of our products sold in countries other than the United States. In addition, we expect an increase of our operations and employees that are located outside of the United States. Many factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:

•	negative economic developments in economies around the world and the instability of governments, including the threat of war, terrorist attacks, epidemic or civil unrest;

•	adverse changes in laws and governmental policies, especially those affecting trade and investment;

•	pandemics, such as the flu, which may adversely affect our workforce as well as our local suppliers and customers;

•	earthquakes, tsunamis, floods or other major disasters which may limit the supply of nuts or other products that we purchase abroad;

•	tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements imposed by governments;

•	foreign currency exchange and transfer restrictions;

•	increased costs, disruptions in shipping or reduced availability of freight transportation;

•	differing labor standards;

•	differing levels of protection of intellectual property;

•	difficulties and costs associated with complying with U.S. laws and regulations applicable to entities with overseas operations;

•	the threat that our operations or property could be subject to nationalization and expropriation;

•

varying practices of the regulatory, tax, judicial and administrative bodies in the jurisdictions where we operate, including without limitation potentially negative consequences from changes in anti-competition laws;

•	difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex foreign laws, treaties and regulations; and

•	potentially burdensome taxation and changes in foreign tax laws.

The occurrence of any of these international business risks could have an adverse effect on our business, financial condition and results of operations.

A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.

A significant portion of our assets is goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a non-cash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. At July 31, 2011, the carrying value of goodwill and other intangible assets totaled approximately $858.4 million, compared to total assets of approximately $1,288.4 million and total shareholders’ equity of approximately $454.8 million.

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

The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on many factors, including:

•	market acceptance of our products;

•	the need to make large capital expenditures to support and expand production capacity;

•	the existence of opportunities for expansion; and

•	access to and availability of sufficient management, technical, marketing and financial personnel.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our facility located on 70 acres in Stockton, California. This facility consists of approximately 635,000 square feet of office and production space and 120,000 square feet of refrigerated storage space. We acquired three production facilities in the Kettle Foods transaction consisting of approximately 70,000 square feet of office and production space in Salem, Oregon, approximately 123,000 square feet of office and production space in Norwich, England, and 68,000 square feet of office and production space in Beloit, Wisconsin. We lease office space in San Francisco, California. Three additional production facilities are located in Robertsdale, Alabama, Fishers, Indiana and Van Buren, Indiana. The Robertsdale facility is owned by us. It consists of approximately 55,000 square feet of office and production space and 15,000 square feet of refrigerated storage space. The Fishers facility is leased and consists of approximately 117,000 square feet of office and production space and 60,000 square feet of warehouse/storage space. The leases on the Fishers facility are non-cancellable operating leases which expire in 2015 and 2019. We own the Van Buren facility, in which a co-packer manufactures our popcorn products, which is approximately 40,000 square feet and is located on the co-packer’s manufacturing campus. Finally, we lease warehousing facilities in California, Georgia, Illinois, Indiana, New Jersey, Oregon, Wisconsin, Canada and the United Kingdom.

We believe that our facilities are generally well maintained and are in good operating condition, and will be adequate for our needs for the foreseeable future.

Item 3. Legal Proceedings

We are involved in various legal actions in the ordinary course of our business. Such matters are subject to many uncertainties that make their outcomes unpredictable. However, in our opinion, resolution of all legal matters is not expected to have an adverse effect on our financial condition, operating results or cash flows.

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

	High	Low	Dividends Declared
Year Ended July 31, 2011:
Fourth Quarter	$79.37	$62.78	$0.045
Third Quarter	$65.92	$48.01	$0.045
Second Quarter	$55.97	$42.96	$0.045
First Quarter	$45.24	$37.91	$0.045
Year Ended July 31, 2010:
Fourth Quarter	$46.67	$36.72	$0.045
Third Quarter	$46.36	$34.27	$0.045
Second Quarter	$37.24	$29.10	$0.045
First Quarter	$34.07	$26.21	$0.045

Certain of our credit agreements specify limitations on the amount of dividends that may be declared or paid in a fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

As of August 31, 2011, we had approximately 1,011 holders of record of our common stock, although we believe that there are a larger number of beneficial owners.

The following are details of repurchases of common stock during the three months ended July 31, 2011:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
Repurchases from May 1 – May 31, 2011	—	$—	—	$—
Repurchases from June 1 – June 30, 2011	1,258	$72.64	—	$—
Repurchases from July 1 – July 31, 2011	—	$—	—	$—

Total	1,258	$72.64	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five year period ended July 31, 2011:

	Year Ended July 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share information)
Statements of operations:
Net sales	$965,922	$680,162	$570,940	$531,492	$522,585
Cost of sales	714,775	519,161	435,344	443,490	443,945

Gross profit	251,147	161,001	135,596	88,002	78,640
Operating expenses:
Selling, general and administrative	96,960	64,301	60,971	43,613	42,541
Advertising	44,415	32,962	28,785	20,508	20,445
Loss on termination of defined benefit plan	—	—	—	—	3,054
Acquisition and integration related expenses	16,792	11,508	—	—	(15)

Total operating expenses	158,167	108,771	89,756	64,121	66,025

Income from operations	92,980	52,230	45,840	23,881	12,615
Interest expense, net	23,840	10,180	6,255	1,040	1,291
Other expenses, net	—	1,849	898	—	98

Income before income taxes	69,140	40,201	38,687	22,841	11,226
Income taxes	18,929	13,990	14,944	8,085	2,793

Net income	$50,211	$26,211	$23,743	$14,756	$8,433

Earnings per share
Basic	$2.28	$1.40	$1.45	$0.92	$0.53
Diluted	$2.22	$1.36	$1.42	$0.91	$0.53

Shares used to compute earnings per share
Basic	21,577	18,313	16,073	15,767	15,359
Diluted	22,242	18,843	16,391	15,825	15,359

Dividends declared per share	$0.18	$0.18	$0.18	$0.18	$0.12

	Year Ended July 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$3,112	$5,642	$24,802	$74,279	$33,755
Working capital	90,279	72,168	51,422	121,516	100,527
Total assets	1,288,395	1,225,872	394,892	273,267	236,403
Total debt, including short-term debt	531,701	556,100	115,085	20,204	20,507
Total stockholders’ equity	454,795	379,943	173,341	146,223	125,341

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

We are an innovative packaged food company focused on building, acquiring and energizing brands. Our company was founded in 1912 and has a proven track record of growth, which is reflected in the growth of our revenues from approximately $200 million in fiscal year 2000 to approximately $966 million in fiscal year 2011. We specialize in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, we complemented our strong heritage in the culinary nut market under the Diamond of California® brand by launching a full line of snack nuts under the Emerald® brand. In September 2008, we acquired the Pop

Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with our existing brands. In March 2010, we acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and United Kingdom, which added the complementary premium Kettle Brand® to our existing portfolio of leading brands in the snack industry. In April 2011, we announced that we entered into a definitive agreement with the P&G to merge P&G’s Pringles business into our Company. We sell our products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores and other retail channels.

Our business is seasonal. Demand for nut products, particularly in-shell nuts and to a lesser extent culinary nuts, is highest during the months of October, November and December. We receive walnuts during the period from September to November and process them throughout the year. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last quarter of the calendar year. This seasonality also impacts capacity utilization at our facilities, which routinely operate at capacity for the last four months of the calendar year. Generally, we receive and pay for approximately 50% of the corn for popcorn in November, and approximately 50% in April. Accordingly, the working capital requirement of our popcorn and potato chip product lines is less seasonal than that of the tree nut product lines.

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

We have entered into long-term Walnut Purchase Agreements with growers, under which they deliver their entire walnut crop to us during the Fall harvest season and we determine the minimum price for this inventory by March 31, or later, of the following calendar year. The final price is determined no later than the end of the Company’s fiscal year. This purchase price will be a price determined by us in good faith, taking into account market conditions, crop size, quality, and nut varieties, among other relevant factors. Since the ultimate price to be paid will be determined subsequent to receiving the walnut crop, we must make an estimate of price for interim financial statements. Those estimates may subsequently change and the effect of the change could be significant.

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

We perform our annual goodwill impairment test required by ASC 350 as of June 30th of each year. In testing goodwill for impairment, we initially compare the fair value of the Company’s single reporting unit with the net book value of the Company since it represents the carrying value of the reporting unit. We have one operating and reportable segment. If the fair value of the reporting unit is less than the carrying value of the reporting unit, we perform an additional step to determine the implied fair value of goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, the excess represents the amount of goodwill impairment. Accordingly, we would recognize an impairment loss in the amount of such excess. We also consider the estimated fair value of our reporting unit in relation to the Company’s market capitalization.

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

There are inherent uncertainties related to the interpretations of tax regulations in the jurisdictions in which we operate. We may take tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. We evaluate our tax positions and establish liabilities in accordance with the guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly.

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

Results of Operations

2011 Compared to 2010

Net sales were $965.9 million and $680.2 million for the years ended July 31, 2011 and 2010. The increase in net sales was primarily due to increased snack sales (including Kettle Foods). The impact of foreign exchange on our net sales was immaterial for the year ended July 31, 2011.

Net sales by channel (in thousands):

	Year Ended July 31,		% Change from 2010 to 2011
	2011	2010
Retail (1)	$816,071	$570,416	43.1%
International Non-Retail	119,017	69,206	72.0%
North American Ingredient/Food Service and Other	30,834	40,540	-23.9%

Total Net Sales	$965,922	$680,162	42.0%

(1)	Retail represents sales of our culinary, snack and in-shell products.

The increase in Retail sales for the year ended July 31, 2011 resulted from higher sales of snack products (including Kettle Foods), which increased by 72.1%. Retail sales for the prior year only included Kettle Foods sales for four months. International non-retail sales increased for the year ended July 31, 2011 mainly as a result of a record walnut crop, which after servicing retail customer demand was primarily shipped to international markets. North American ingredient/food service and other sales decreased primarily because the United States Department of Agriculture school lunch program was not offered in fiscal year 2011.

Gross profit. Gross profit as a percentage of net sales was 26.0% and 23.7% for the years ended July 31, 2011 and 2010. Gross profit as a percentage of net sales increased mainly due to retail sales mix, greater scale in snacks and manufacturing efficiencies, which offset some commodity price pressure and increased slotting and promotion for Emerald Breakfast on the go!.

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $97.0 million and $64.3 million, and 10.0% and 9.5% as a percentage of net sales, for the years ended July 31, 2011 and 2010. The increase was primarily due to the addition of Kettle Foods, including the associated intangible amortization for customer relationships, as well as workforce additions.

Advertising. Advertising expenses were $44.4 million and $33.0 million, and 4.6% and 4.8% as a percentage of net sales, for the years ended July 31, 2011 and 2010. The increases in advertising expenses were primarily due to increased media spending associated with the Emerald Breakfast on the go! launch, as well as incremental Kettle Foods brand support.

Acquisition and integration related expenses. Acquisition related expenses associated with the pending Pringles merger and integration related expenses associated with Kettle Foods were $16.8 million for the year ended July 31, 2011. Acquisition and integration related expenses associated with Kettle Foods were $11.5 million for the year ended July 31, 2010. Additional acquisition and integration related expenses related to Pringles are expected throughout fiscal year 2012.

Interest expense, net. Net interest expense was $23.8 million and $10.2 million, and 2.5% and 1.5% as a percentage of net sales, for the years ended July 31, 2011 and 2010. The increase was primarily attributable to the borrowings used to fund the Kettle Foods acquisition.

Other expense, net. There was no net other expense for the year ended July 31, 2011. Net other expense was $1.8 million for the year ended July 31, 2010. The expense represented a loss on debt extinguishment when we replaced our existing credit facility with a new secured credit facility to fund the Kettle Foods acquisition.

Income taxes. The combined effective federal and state tax rate was 27.4% and 34.8% for the years ended July 31, 2011 and 2010. The lower effective tax rate for the year ended July 31, 2011 primarily reflects the influence from certain tax rate jurisdictions where we have Kettle Foods operations. A reduction in the corporate tax rate in the United Kingdom also contributed to the decrease.

2010 Compared to 2009

Net sales were $680.2 million and $570.9 million for the years ended July 31, 2010 and 2009. The increase in net sales was primarily due to increased snack sales (including Kettle Foods). This was offset in part by lower culinary sales.

Our net sales were as follows (in thousands):

	Year Ended July 31,		% Change from 2009 to 2010
	2010	2009
Retail (1)	$570,416	$465,126	22.6%
International Non-Retail	69,206	68,890	0.5%
North American Ingredient/Food Service and Other	40,540	36,924	9.8%

Total Net Sales	$680,162	$570,940	19.1%

(1)	Retail represents sales of our culinary, snack and in-shell products.

The increase in retail sales for the year ended July 31, 2010 resulted from higher sales of snack products (including Kettle Foods), which increased by 70.2%. This was offset in part by lower sales of culinary products as a result of lower pricing and elimination of low value added SKUs. North American ingredient/food service and other sales increased primarily as a result of higher volume and higher pricing.

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

Pending Pringles Merger

On April 5, 2011, we entered into a definitive agreement with The Procter & Gamble Company (“P&G”) to merge P&G’s Pringles business into our Company. The value of the proposed transaction at April 5, 2011 was approximately $2.35 billion, consisting of $1.5 billion of our common stock and the assumption of $850 million of Pringles debt. The number of shares of our common stock to be issued in the transaction was based on $1.5 billion divided by the average of 60 days of daily volume weighted average prices, or 60-day VWAP, of our common stock for the period ended March 28, 2011 of $51.47, which amounted to approximately 29.1 million shares of our common stock to be issued to Pringles stockholders in connection with the transaction. As of September 14, 2011, the value of the approximately 29.1 million shares of our common stock to be issued in the transaction was $2.2 billion. The parties have also agreed to a collar mechanism that would adjust the amount of debt assumed by us based upon our price during a trading period prior to the commencement of the Exchange Offer. The amount of debt to be assumed by us could increase by up to $200 million or decrease by up to $150 million based on this adjustment mechanism. The equity portion of the purchase price is represented by approximately 29.1 million shares.

The transaction, which is expected to be completed by the end of calendar 2011, is subject to approval by our stockholders and satisfaction of customary closing conditions and regulatory approvals. We expect to incur one-time costs of approximately $150 million, net of income taxes, related to the transaction over the next two years. P&G will also provide us with transition services for up to 12 months after closing. The merger will be accounted for as a purchase business combination and for accounting purposes, we will be treated as the acquiring entity.

Liquidity and Capital Resources

Our liquidity is dependent upon funds generated from operations and external sources of financing.

During the year ended July 31, 2011, cash provided by operating activities was $65.7 million compared to $1.6 million of cash used in operating activities during the year ended July 31, 2010. The increase in cash provided by operating activities was primarily due to improved profitability and inventory turnover. Cash used in investing activities was $43.2 million in fiscal year 2011 compared to $626.6 million in fiscal year 2010. The higher cash used in investing activities for the year ended July 31, 2010 was mainly due to the acquisition of Kettle Foods. Cash used in financing activities was $25.1 million in fiscal year 2011 compared to $608.9 million provided by financing activities in fiscal year 2010. The change from prior year was primarily attributable to long-term borrowings used to fund the Kettle Foods acquisition.

Cash used in operating activities during the year ended July 31, 2010 was $1.6 million compared to $53.4 million provided by operating activities during the year ended July 31, 2009. The decrease in cash from operating activities was primarily due to increased investments in inventory and the timing of accounts payable payments between years. Cash used in investing activities was $626.6 million in fiscal year 2010 compared to $198.1 million in fiscal year 2009. This increase was mainly due to the acquisition of Kettle Foods for approximately $616 million. Cash provided by financing activities was $608.9 million in fiscal year 2010 compared to $95.2 million in fiscal year 2009. The increase was primarily attributable to long-term borrowings used to fund the Kettle Foods acquisition and to our equity offering.

In February 2010, we entered into an agreement to replace our existing credit facility with a new five-year $600 million secured credit facility (the “Secured Credit Facility”) with a syndicate of lenders. We used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations.

Our Secured Credit Facility consists of a $235 million revolving credit facility, of which $161 million was outstanding as of July 31, 2011, and a $400 million term loan facility, of which $350 million was outstanding as of July 31, 2011. Scheduled principal payments on the term loan are $40 million for fiscal year 2012 and each of the succeeding two years (due quarterly), and $10 million for each of the first two quarters in fiscal year 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. In March 2011, the syndicate of lenders approved our request for an increase in our revolving credit facility by $35 million from $200 million, under the same terms, to fund our plant expansion and working capital requirements. In August 2011, the syndicate of lenders approved our request for an increase in our revolving credit facility by $50 million from $235 million to $285 million, under the same terms. Borrowings under the Secured Credit Facility will bear interest, at our option, at either the agent’s base rate or the London Interbank Offered Rate (“LIBOR”), plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio which is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Substantially all of our tangible and intangible assets are considered collateral security under the Secured Credit Facility.

The Secured Credit Facility also provides for customary affirmative and negative covenants, including a debt to EBITDA ratio and minimum fixed charge coverage ratio. As of July 31, 2011, we were in compliance with all applicable financial covenants under the Secured Credit Facility.

In March 2010, we issued 5,175,000 shares of common stock priced at $37.00 per share. After deducting the underwriting discount and other related expenses, we received total net proceeds from the sale of our common stock of approximately $179.7 million. The proceeds from the equity offering were used to fund a portion of the purchase price for the Kettle Foods acquisition.

On December 20, 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $20.4 million was outstanding as of July 31, 2011. The principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan will be used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds have been placed in an interest-bearing escrow account and will be made available as expenditures are approved for reimbursement. As the cash will be used to purchase non-current assets, such restricted cash has been classified as non-current on the balance sheet. The Guaranteed Loan also provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. As of July 31, 2011, we were in compliance with all applicable financial covenants under the Guaranteed Loan.

Working capital and stockholders’ equity were $90.3 million and $454.8 million at July 31, 2011 compared to $72.2 million and $379.9 million at July 31, 2010. The increase in working capital was due to an increase in receivables, associated with higher sales levels, offset by an increase in accounts payable and accrued liabilities related to higher production and sales levels.

We believe our cash and cash equivalents and cash expected to be provided from our operations, in addition to borrowings available under our Secured Credit Facility and restricted cash provided by the Guaranteed Loan, will be sufficient to fund our contractual commitments, repay obligations as required, and fund our operational requirements for at least the next twelve months.

Contractual Obligations and Commitments

Contractual obligations and commitments at July 31, 2011 were as follows (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Revolving line of credit	$161.3	$—	$—	$—	$161.3
Long-term obligations	370.4	41.7	83.7	234.1	10.9
Interest on long-term obligations (a)	43.9	13.3	22.0	7.4	1.2
Operating leases	22.1	6.0	7.2	4.8	4.1
Purchase commitments (b)	89.7	83.6	6.1	—	—
Pension liability	26.9	0.6	5.1	1.5	19.7
Long-term deferred tax liabilities (c)	131.9	—	—	—	131.9
Other long-term liabilities (d)	11.7	0.8	0.9	0.4	9.6

Total	$857.9	$146.0	$125.0	$248.2	$338.7

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of July 31, 2011.
(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity.
(c)	Primarily relates to intangible assets of Kettle Foods.
(d)	Excludes $0.7 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($9.4 million at July 31, 2011, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

Off-Balance Sheet Arrangements

As of July 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This guidance was issued to clarify that pro forma disclosures should be presented as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The disclosures should also be accompanied by a narrative description of the nature and amount of material, nonrecurring pro forma adjustments. This new guidance is effective prospectively for business combinations consummated on or after the annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This guidance requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income (OCI) in either a single continuous statement of comprehensive income or in two separate consecutive statements. The guidance does not change the components of OCI or when an item of OCI must be reclassified to net income, or the earnings per share calculation. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

The sensitivity of our cash and cash equivalent portfolio as of July 31, 2011 to a 100 basis point increase or decrease in interest rates would be a decrease or increase of pretax income of nil.

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

The foreign currency balance sheet exposures as of July 31, 2011 are not expected to result in a significant impact on future earnings or cash flows. However, in July 2010, we entered into a series of foreign exchange collars to hedge a portion of our expected Canadian Dollar denominated receivables of Kettle Foods between September 2010 and January 2011, which were subsequently extended through July 2011. In September 2010, we entered into a series of foreign exchange participating forwards to hedge a portion of our expected Canadian Dollar denominated receivables of Emerald between November 2010 and August 2011.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Diamond Foods, Inc.

San Francisco, California

We have audited the accompanying consolidated balance sheets of Diamond Foods, Inc. and subsidiaries (the “Company”) as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2011. We also have audited the Company’s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Foods, Inc. and subsidiaries as of July 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

September 15, 2011

DIAMOND FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,
	2011	2010
	(In thousands, except share and per share information)
ASSETS
Current assets:
Cash and cash equivalents	$3,112	$5,642
Trade receivables, net	98,218	65,553
Inventories	145,575	143,405
Deferred income taxes	13,249	10,497
Prepaid income taxes	2,783	9,225
Prepaid expenses and other current assets	13,102	5,767

Total current assets	276,039	240,089
Restricted cash	15,795	—
Property, plant and equipment, net	127,407	117,816
Deferred income taxes	3,870	13,625
Goodwill	407,587	396,788
Other intangible assets, net	450,855	449,018
Other long-term assets	6,842	8,536

Total assets	$1,288,395	$1,225,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,700	$40,000
Accounts payable and accrued liabilities	144,060	127,921

Total current liabilities	185,760	167,921
Long-term obligations	490,001	516,100
Deferred income taxes	131,870	144,755
Other liabilities	25,969	17,153
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,319,016 and 22,121,534 shares issued and 22,049,636 and 21,891,928 shares outstanding at July 31, 2011 and 2010, respectively	22	22
Treasury stock, at cost: 269,380 and 229,606 shares at July 31, 2011 and 2010	(6,867)	(5,050)
Additional paid-in capital	318,083	307,032
Accumulated other comprehensive loss	18,500	(869)
Retained earnings	125,057	78,808

Total stockholders’ equity	454,795	379,943

Total liabilities and stockholders’ equity	$1,288,395	$1,225,872

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2011	2010	2009
	(In thousands, except per share information)
Net sales	$965,922	$680,162	$570,940
Cost of sales	714,775	519,161	435,344

Gross profit	251,147	161,001	135,596
Operating expenses:
Selling, general and administrative	96,960	64,301	60,971
Advertising	44,415	32,962	28,785
Acquisition and integration related expenses	16,792	11,508	—

Total operating expenses	158,167	108,771	89,756

Income from operations	92,980	52,230	45,840
Interest expense, net	23,840	10,180	6,255
Other expense, net	—	1,849	898

Income before income taxes	69,140	40,201	38,687
Income taxes	18,929	13,990	14,944

Net income	$50,211	$26,211	$23,743

Earnings per share:
Basic	$2.28	$1.40	$1.45
Diluted	$2.22	$1.36	$1.42

Shares used to compute earnings per share:
Basic	21,577	18,313	16,073
Diluted	22,242	18,843	16,391

Dividends declared per share	$0.18	$0.18	$0.18

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share information)
Balance, July 31, 2008	16,180,771	$16	$(3,203)	$112,550	$35,276	$1,584	$146,223
Shares issued under ESPP and upon stock option exercises	298,133	1		5,299			5,300
Stock compensation expense	115,587			3,901			3,901
Tax benefit from ESPP and stock option transactions				1,067			1,067
Treasury stock repurchased	(42,472)		(1,053)				(1,053)
Dividends paid					(2,960)		(2,960)
Comprehensive income:
Net income					23,743		23,743
Change in pension liabilities						(2,743)	(2,743)
Other comprehensive income						(137)	(137)

Total comprehensive income:	—	—	—	—	—	—	20,863

Balance, July 31, 2009	16,552,019	17	(4,256)	122,817	56,059	(1,296)	173,341
Shares issued upon stock option exercises	44,574			818			818
Stock compensation expense	148,164			3,231			3,231
Tax benefit from stock option transactions				434			434
Shares issued for equity offering	5,175,000	5		191,470			191,475
Equity offering costs				(11,738)			(11,738)
Treasury stock repurchased	(27,829)		(794)				(794)
Dividends paid					(3,462)		(3,462)
Comprehensive income:
Net income					26,211		26,211
Change in pension liabilities						(773)	(773)
Foreign currency translation adjustment						1,477	1,477
Other comprehensive income						(277)	(277)

Total comprehensive income:	—	—	—	—	—	—	26,638

Balance, July 31, 2010	21,891,928	22	(5,050)	307,032	78,808	(869)	379,943
Shares issued upon stock option exercises	96,924			1,803			1,803
Stock compensation expense	100,558			6,974			6,974
Tax benefit from stock option transactions				2,274			2,274
Treasury stock repurchased	(39,774)		(1,817)				(1,817)
Dividends paid					(3,962)		(3,962)
Comprehensive income:
Net income					50,211		50,211
Change in pension liabilities						(659)	(659)
Foreign currency translation adjustment						19,930	19,930
Other comprehensive income						98	98

Total comprehensive income:	—	—	—	—	—	—	69,580

Balance, July 31, 2011	22,049,636	$22	$(6,867)	$318,083	$125,057	$18,500	$454,795

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2011	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,211	$26,211	$23,743
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,465	17,154	11,362
Deferred income taxes	(7,534)	7,072	(2,800)
Excess tax benefit from stock option transactions	(2,274)	(434)	(1,067)
Stock-based compensation	6,974	3,231	3,901
Other, net	1,055	1,109	858
Changes in assets and liabilities:
Trade receivables	(32,665)	(2,873)	12,764
Inventories	(2,170)	(45,852)	10,316
Prepaid expenses and income taxes and other current assets	(893)	(6,437)	1,053
Accounts payable and accrued liabilities	17,577	(5,462)	(6,562)
Other, net	5,921	4,693	(200)

Net cash provided by (used in) operating activities	65,667	(1,588)	53,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,703)	(11,790)	(7,994)
Deposits of restricted cash	(21,200)	—	—
Proceeds from restricted cash	5,405	—	—
Acquisitions, net of cash acquired	—	(615,389)	(190,224)
Other, net	262	618	133

Net cash used in investing activities	(43,236)	(626,561)	(198,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings under the Secured Credit Facility	—	176,000	—
Repayment of revolving line of credit under the Secured Credit Facility	(4,800)	(9,900)	—
Proceeds from issuance of long-term debt	21,350	400,000	125,000
Debt issuance costs	—	(8,852)	(1,973)
Payment of long-term debt and notes payable	(40,884)	(125,119)	(30,141)
Gross proceeds from equity offering	—	191,475	—
Equity offering costs	—	(11,738)	—
Dividends paid	(3,962)	(3,462)	(2,960)
Excess tax benefit from stock option transactions	2,274	434	1,067
Other, net	940	24	4,247

Net cash (used in) provided by financing activities	(25,082)	608,862	95,240

Effect of exchange rate changes on cash	121	127	—

Net decrease in cash and cash equivalents	(2,530)	(19,160)	(49,477)
Cash and cash equivalents:
Beginning of period	5,642	24,802	74,279

End of period	$3,112	$5,642	$24,802

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,998	$9,088	$5,989
Income taxes	8,751	11,113	19,438
Non-cash investing activities:
Accrued capital expenditures	2,323	1,076	497

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2011, 2010 and 2009

(In thousands, except share and per share information unless otherwise noted)

(1) Organization and Significant Accounting Policies

Business

Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building, acquiring and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a full line of snack nuts under the Emerald® brand. In September 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. In March 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and United Kingdom, which added the complementary premium Kettle Brand® to Diamond’s existing portfolio of leading brands in the snack industry. In April 2011, Diamond entered into a definitive agreement with Proctor & Gamble (“P&G”) to merge the Pringles business into Diamond. Diamond sells its products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores and other retail channels.

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

On an ongoing basis, the Company evaluates its estimates, including those related to inventories, trade receivables, fair value of investments, useful lives of property, plant and equipment, intangible assets, goodwill and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for management’s judgments about the carrying values of assets and liabilities.

Certain Risks and Concentrations

The Company’s revenues are principally derived from the sale of snack, culinary, domestic in-shell, international and ingredient/food service nuts. Significant changes in customer buying behavior could adversely affect the Company’s operating results. Sales to the Company’s largest customer accounted for approximately 15%, 17% and 21% of net sales in 2011, 2010 and 2009, respectively. Sales to the second largest customer accounted for approximately 11%, 12% and 13% of net sales in 2011, 2010 and 2009, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of assets ranging from 30 to 39 years for buildings and ranging from 3 to 15 years for equipment.

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

For assets to be held and used, including acquired intangible assets subject to amortization, the Company initiates a review whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in this process.

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

Acquisition and Integration Related Expenses

Acquisition and integration related expenses are costs incurred to effect a business combination and subsequently to integrate the acquired business into the Company. These expenses are shown as a separate line within operating expenses and are expensed as incurred. These expenses may include transaction related legal and consulting fees, as well as business and systems integration costs.

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

There are inherent uncertainties related to the interpretations of tax regulations in the jurisdictions in which the Company operates. Diamond may take tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. Tax positions are evaluated and liabilities are established in accordance with the guidance on uncertainty in income taxes. Diamond reviews these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjusts them accordingly.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This guidance requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income (OCI) in either a single continuous statement of comprehensive income or in two separate consecutive statements. The guidance does not change the components of OCI or when an item of OCI must be reclassified to net income, or the earnings per share calculation. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

(2) Fair Value of Financial Instruments

The Company transacts business in foreign currencies and has international sales denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward contracts, generally with monthly maturities over twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The Company does not use foreign currency contracts for speculative or trading purposes. On the date a foreign currency forward contract is entered into, the Company designates the contract as a hedge, for a forecasted transaction, of the variability of cash flows to be received (“cash flow hedge”). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to anticipated transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Effective changes in derivative contracts designated and qualifying as cash flow hedges of forecasted revenue are reported in other comprehensive income. These gains and losses are reclassified into interest income or expense, as a component of revenue, in the same period as the hedged revenue is recognized. The Company includes time value in the assessment of effectiveness of the foreign currency derivatives. The ineffective portion of the hedge is recorded in interest expense or income. No hedge ineffectiveness for foreign currency derivatives was recorded for the year ended July 31, 2011 . The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted foreign currency transactions is less than twelve months. Within the next twelve months, amounts expected to be reclassified from other comprehensive income to revenue for foreign currency derivatives are nil.

In the three months ended July 31, 2010, the Company entered into three interest rate swap agreements in accordance with Company policy to mitigate the impact of LIBOR based interest expense fluctuations on Company profitability. These swap agreements, with a total hedged notional amount of $100 million were entered into to hedge future cash interest payments associated with a portion of the Company’s variable rate bank debt. The Company has designated these swaps as cash flow hedges of future cash flows associated with its variable rate debt. All effective changes in the fair value of the designated swaps are recorded in other comprehensive income (loss) and are released to interest income or expense on a monthly basis as the hedged debt payments are accrued. Ineffective changes, if any, are recognized in interest income or expense immediately. For the year ended July 31, 2011, the Company recognized other comprehensive income of $84 based on the change in fair value of the swap agreements; no hedge ineffectiveness for these swap agreements was recognized in interest income or expense over the same period. Other comprehensive loss of $581 is expected to be reclassified to interest expense within the next twelve months.

The fair values of the Company’s derivative instruments as of July 31 were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		2011	2010
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Other current liabilities	$(581)	$(668)
Interest rate contracts	Other non-current liabilities	(4)	—
Foreign currency contracts	Accounts payable and accrued liabilities	—	(12)

Total derivatives designated as hedging instruments under ASC 815		$(585)	$(680)

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency contracts	Accounts payable and accrued liabilities	$(11)	$—

Total derivatives not designated as hedging instrument under ASC 815		$(11)	$—

Total derivatives		$(596)	$(680)

The effects of the Company’s derivative instruments on the Consolidated Statements of Operations for the years ended July 31 were as follows:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	2011	2010		2011	2010		2011	2010
Interest rate contracts	$(643)	$(479)	Interest expense	$(728)	$(52)	Interest expense	$—	$—
Foreign currency contracts	(182)	(12)	Net sales	(194)	—	Net sales	—	—

Total	$(825)	$(491)		$(922)	$(52)		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2011	2010
Foreign currency contracts	Interest expense	$(145)	$—

Total		$(145)	$—

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s cash equivalents measured at fair value on a recurring basis was $586 as of July 31, 2010. These investments were classified as Level 1 based on quoted prices in active markets for identical assets, to value the cash equivalents. There were no cash equivalents as of July 31, 2011.

The Company’s derivative liabilities measured at fair value on a recurring basis were $596 and $680 as of July 31, 2011 and 2010. The Company has elected to use the income approach to value the derivative liabilities, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments.

(3) Equity Offering and Stock-Based Compensation

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

In 2005, the Company began granting shares of restricted stock and stock options under the Plan. The shares of restricted stock vest over three, four or five-year periods. The stock options expire in ten years and vest over three, four or five years. As of July 31, 2011, options to purchase 1,771,253 shares of common stock were outstanding, of which 1,235,297 were exercisable. At July 31, 2011, the Company had 685,187 shares available for future grant under the Plan.

ASC 718, “Compensation — Stock Compensation,” requires the recognition of compensation expense in an amount equal to the fair value of share-based awards. Beginning with the Company’s adoption of ASC 718 in August 2005, the fair value of all stock options granted subsequent to August 1, 2005 is recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. The guidance requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period, generally three, four or five years from date of grant or award. The Company recorded total stock-based compensation expense of $6,974, $3,231, and $3,901 for the years ended July 31, 2011, 2010, and 2009, respectively.

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

	2011	2010	2009
Average expected life, in years	6	6	6
Expected volatility	35.25%	46.00%	38.50%
Risk-free interest rate	2.10%	3.04%	3.23%
Dividend rate	0.34%	0.50%	0.70%

The following table summarizes option activity during the years ended July 31, 2011, 2010 and 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at July 31, 2008	1,510	17.74	7.5	$9,979
Granted	128	26.06
Exercised	(294)	17.78
Cancelled	(12)	17.24

Outstanding at July 31, 2009	1,332	18.54	6.9	$12,871
Granted	191	40.79
Exercised	(45)	18.35
Cancelled	(26)	38.64

Outstanding at July 31, 2010	1,452	21.11	6.4	$34,027
Granted	442	46.59
Exercised	(97)	18.61
Cancelled	(26)	38.61

Outstanding at July 31, 2011	1,771	27.34	6.3	$78,551

Exercisable at July 31, 2009	1,107	17.76	6.6	$11,562
Exercisable at July 31, 2010	1,218	18.32	5.9	$31,939
Exercisable at July 31, 2011	1,235	19.98	5.1	$63,756

The weighted average fair value of options granted during 2011, 2010 and 2009 was $16.37, $18.18 and $10.67, respectively. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $3,035, $829 and $2,816, respectively. The total fair value of options vested during 2011, 2010 and 2009 was $2,004, $1,378 and $1,402, respectively.

Changes in the Company’s nonvested options during 2011 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at July 31, 2010	234	$15.28
Granted	442	16.37
Vested	(130)	15.36
Cancelled	(10)	18.18

Nonvested at July 31, 2011	536	16.08

As of July 31, 2011, there was $7.2 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Awards: Restricted stock activity during 2011, 2010 and 2009 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding at July 31, 2008	332	$17.74
Granted	194	25.80
Vested	(111)	18.02
Cancelled	(79)	19.94

Outstanding at July 31, 2009	336	21.79
Granted	193	34.29
Vested	(76)	20.92
Cancelled	(45)	31.60

Outstanding at July 31, 2010	408	26.78
Granted	115	47.04
Vested	(115)	24.51
Cancelled	(15)	38.44

Outstanding at July 31, 2011	393	32.96

The total intrinsic value of restricted stock vested in 2011, 2010 and 2009 was $5,482, $2,192 and $2,771, respectively.

As of July 31, 2011, there was $9.9 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.2 years.

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

The computations for basic and diluted earnings per share are as follows:

	Year Ended July 31,
	2011	2010	2009
Numerator:
Net income	$50,211	$26,211	$23,743
Less: income allocated to participating securities	(912)	(520)	(486)

Income attributable to common shareholders — basic	49,299	25,691	23,257
Add: undistributed income attributable to participating securities	843	505	469
Less: undistributed income reallocated to participating securities	(818)	(490)	(460)

Income attributable to common shareholders — diluted	$49,324	$25,706	$23,266

Denominator:
Weighted average shares outstanding — basic	21,577	18,313	16,073
Dilutive shares — stock options	665	530	318

Weighted average shares outstanding — diluted	22,242	18,843	16,391

Income per share attributable to common shareholders (1):
Basic	$2.28	$1.40	$1.45
Diluted	$2.22	$1.36	$1.42

(1)	Computations may reflect rounding adjustments.

Options to purchase 1,771,253, 1,451,963 and 1,331,737 shares of common stock were outstanding at July 31, 2011, 2010 and 2009, respectively. Options to purchase 87,500, 156,000 and 48,000 shares of common stock were not included in the computation of diluted earnings per share for 2011, 2010 and 2009 because their exercise prices were greater than the average market price of Diamond’s common stock of $54.62, $36.43 and $25.87, and therefore their effect would be antidilutive.

(5) Acquisition and Pending Transaction

Pending Pringles Merger

On April 5, 2011, Diamond entered into a definitive agreement with P&G to merge P&G’s Pringles business into the Company. The value of the proposed transaction at April 5, 2011 was approximately $2.35 billion, consisting of $1.5 billion in Diamond common stock and the assumption of $850 million of Pringles debt. The parties have also agreed to a collar mechanism that would adjust the amount of debt assumed by Diamond based upon Diamond’s stock price during a trading period prior to the commencement of the Exchange Offer. The amount of debt to be assumed by Diamond could increase by up to $200 million or decrease by up to $150 million based on this adjustment mechanism. The purchase price will be represented by approximately 29.1 million shares of Diamond common stock.

The transaction, which is expected to be completed by the end of calendar 2011, is subject to approval by Diamond’s stockholders and satisfaction of customary closing conditions and regulatory approvals. The merger will be accounted for as a purchase business combination and for accounting purposes, Diamond will be treated as the acquiring entity.

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

Pro Forma — Financial Information

The following reflects the unaudited pro forma combined results of operations of the Company and Kettle Foods as if the acquisition had taken place at the beginning of the fiscal years presented:

	Year Ended July 31,
	2010	2009
Net sales	$854,579	$828,863
Net income	$36,474	$28,643
Diluted earnings per share	$1.63	$1.31

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

(6) Intangible Assets and Goodwill

The changes in the carrying amount of goodwill were as follows:

Balance as of July 31, 2009:	$76,076
Pop Secret purchase price allocation changes	(833)
Acquisition of Kettle Foods	321,545

Balance as of July 31, 2010:	396,788
Translation adjustments	10,799

Balance as of July 31, 2011:	$407,587

Other intangible assets consisted of the following at July 31:

	2011	2010
Brand intangibles (not subject to amortization)	$301,148	$297,500
Intangible assets subject to amortization:
Customer contracts and related relationships	163,786	157,300

Total other intangible assets, gross	464,934	454,800

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(14,079)	(5,782)

Total other intangible assets, net	$450,855	$449,018

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

Identifiable intangible asset amortization expense in each of the five succeeding years will amount to approximately $8,189.

For the years ended July 31, 2011, 2010 and 2009, the amortization period for identifiable intangible assets was approximately 20 years with amortization expense of approximately $7,865 , $3,865 and $1,761 recognized, respectively.

The Company also performed its 2011 annual impairment test of goodwill and non-amortizing intangible assets required by ASC 350 as of June 30, 2011. There were no goodwill impairments during 2011, 2010 and 2009.

(7) Notes Payable and Long-Term Obligations

In February 2010, Diamond entered into an agreement to replace an existing credit facility with a new five-year $600 million secured credit facility (the “Secured Credit Facility”) with a syndicate of lenders. The Company used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations.

Diamond’s Secured Credit Facility consists of a $235 million revolving credit facility, of which $161 million was outstanding as of July 31, 2011, and a $400 million term loan facility, of which $350 million was outstanding as of July 31, 2011. Scheduled principal payments on the term loan are $40 million for fiscal year 2011 and each of the succeeding three years (due quarterly), and $10 million for each of the first two quarters in fiscal year 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. In March 2011, the syndicate of lenders approved Diamond’s request for an increase in its revolving credit facility by $35 million from $200 million, under the same terms. In August 2011, the syndicate of lenders approved Diamond’s request for an increase in its revolving credit facility by $50 million from $235 million to $285 million, under the same terms. Borrowings under the Secured Credit Facility will bear interest, at Diamond’s option, at either the agent’s base rate or the LIBOR rate, plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio which is defined as the ratio of total debt to EBITDA. For the year ended July 31, 2011, the blended interest rate was 3.92% for the Company’s consolidated borrowings. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility.

The Secured Credit Facility also provides for customary affirmative and negative covenants, including a debt to EBITDA ratio and minimum fixed charge coverage ratio. As of July 31, 2011, the Company was in compliance with all applicable financial covenants under the Secured Credit Facility.

On December 20, 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21 million, of which $20 million was outstanding as of July 31, 2011. The principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan will be used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds have been placed in an interest-bearing escrow account and will be made available as expenditures are approved for reimbursement. As the cash will be used to purchase non-current assets, such restricted cash has been classified as non-current on the balance sheet. The Guaranteed Loan also provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility.

(8) Balance Sheet Items

Inventories consisted of the following at July 31:

	2011	2010
Raw materials and supplies	$63,775	$64,660
Work in process	20,798	23,768
Finished goods	61,002	54,977

Total	$145,575	$143,405

Accounts payable and accrued liabilities consisted of the following at July 31:

	2011	2010
Accounts payable	$66,245	$42,784
Payable to growers	15,186	35,755
Accrued salaries and benefits	17,050	17,587
Accrued promotion	29,360	22,787
Accrued taxes	8,703	1,482
Other	7,516	7,526

Total	$144,060	$127,921

(9) Property, Plant and Equipment

Property, plant and equipment consisted of the following at July 31:

	2011	2010
Land and improvements	$10,822	$10,012
Buildings and improvements	41,303	38,231
Machinery, equipment and software	168,974	164,926
Construction in progress	26,546	7,214

Total	247,645	220,383
Less accumulated depreciation	(120,238)	(102,567)

Property, plant and equipment, net	$127,407	$117,816

(10) Income Taxes

Income tax expense consisted of the following for the year ended July 31:

	2011	2010	2009
Current
Federal	$18,477	$5,895	$14,831
State	2,459	(665)	2,913
Foreign	5,527	1,688	—

Total current	26,463	6,918	17,744

Deferred
Federal	(3,018)	7,324	(2,830)
State	(237)	1,216	30
Foreign	(4,279)	(1,468)	—

Total deferred	(7,534)	7,072	(2,800)

Total tax provision	$18,929	$13,990	$14,944

The components of earnings from continuing operations before income taxes, by tax jurisdiction, are as follows for the fiscal years ended July 31:

	2011	2010	2009
United States	$81,924	$42,235	$38,687
Foreign	(12,784)	(2,034)	—

Total	$69,140	$40,201	$38,687

A reconciliation of the statutory federal income tax rate of 35% to Diamond’s effective income tax rate is as follows for the year ended July 31:

	2011	2010	2009
Federal tax computed at the statutory rate	$24,199	$14,071	$13,540
Stock-based compensation	162	(16)	3
Domestic production activities deduction	(1,685)	(371)	(894)
State taxes, net of federal impact	1,476	361	1,908
Acquisition costs	—	2,282	—
Foreign income tax rate differential	1,276	7	—
Changes in tax rates	(2,697)	(1,271)	—
Net benefit of certain interest	(4,404)	(1,547)	—
Other items, net	602	474	387

Income tax expense	$18,929	$13,990	$14,944

Applicable U.S. income taxes have not been provided on approximately $19,803 of undistributed earnings of certain foreign subsidiaries at July 31, 2011, because these earnings are considered indefinitely reinvested. The net federal income tax liability that would arise if these earnings were not indefinitely reinvested is approximately $6,931. Applicable U.S. income taxes are provided on these earnings in the periods in which they are no longer considered indefinitely reinvested.

With respect to the Company’s stock option plans, realized tax benefits in excess of tax benefits recognized in net earnings are recorded as increases to additional paid-in capital. Excess tax benefits of approximately $2,274, $434, and $1,067, were realized and recorded to additional paid-in capital for the fiscal years 2011, 2010 and 2009, respectively.

The tax effect of temporary differences and net operating losses which give rise to deferred tax assets and liabilities consist of the following as of July 31:

	2011	2010
Deferred tax assets:
Current:
Inventories	$2,136	$940
Receivables	253	378
Accruals	6,465	4,974
Compensation	3,896	3,661
State tax	499	258
Other	—	380

Total current	13,249	10,591

Non-current:
State tax credits	5,674	5,524
Retirement benefits	3,938	4,341
Employee stock compensation benefits	3,345	2,025
Acquisition costs	4,848	—
Other	3,578	2,706

Total non-current	21,383	14,596

	2011	2010
Deferred tax liabilities:
Current	—	14
Non-current:
Property, plant and equipment	13,555	11,846
Intangibles	129,301	127,884
Other	6,527	6,076

Total non-current	149,383	145,806

Total deferred taxes, net	$(114,751)	$(120,633)

Composed of:
Net current deferred taxes	$13,249	$10,577
Net non-current deferred taxes	(128,000)	(131,210)

Total deferred taxes, net	$(114,751)	$(120,633)

Valuation allowances have been provided to reduce deferred tax assets to amounts considered recoverable. The Company’s valuation allowance was $613 as of July 31, 2011 and 2010.

As of July 31, 2011, the Company had no cumulative federal tax loss carryforwards and $12,657 of cumulative state tax loss carryforwards. State tax loss carryforwards will expire beginning fiscal 2017 through fiscal 2023. The Company also has a foreign net operating loss carryforward of $7,956 with no expiration period.

The state tax credits of $9,801 are California Enterprise Zone Credits, which have no expiration date.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company had $65, $49 and $40, net of tax benefit, accrued for interest and $64, $12, and $1 accrued for penalties related to unrecognized tax benefits as of July 31, 2011, 2010 and 2009, respectively.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	2011	2010	2009
Balance, beginning of year	$2,611	$313	$233
Tax position related to current year:
Additions	7,348	2,586	—
Tax positions related to prior years:
Additions	2,575	10	227
Reductions	(11)	—	—
Settlements	—	(269)	(46)
Statute of limitations closures	—	(29)	(101)

Balance, end of year	$12,523	$2,611	$313

Included in the balance of unrecognized tax benefits at July 31, 2011, July 31, 2010 and July 31, 2009, respectively, are potential benefits of $9,759 $2,611, and $313 respectively, that if recognized, would affect the effective tax rate on earnings.

In the twelve months succeeding July 31, 2011, audit resolutions, lapse of statute of limitations, and filing the amended returns could potentially reduce total unrecognized tax benefits by up to $11,132.

The Company files income tax returns in the U.S. federal and various states, local and foreign jurisdictions. The Company’s income tax returns for fiscal year 2006 through fiscal year 2011 remain open to examination.

(11) Commitments and Contingencies

The Company is involved in various legal actions in the ordinary course of business. Such matters are subject to many uncertainties that make their ultimate outcomes unpredictable. However, in the opinion of management, resolution of all legal matters is not expected to have an adverse effect on the Company’s financial condition, operating results or cash flows.

At July 31, 2011, the Company had $2.6 million of letters of credit outstanding related to normal business transactions and commitments of $10.9 million to purchase new equipment.

Operating lease expense for the year ended July 31, 2011, 2010 and 2009 was $4.9 million, $3.2 million and $2.5 million, respectively.

At July 31, 2011, future minimum payments under non-cancelable operating leases (primarily for real property) were as follows:

2012	$5,963
2013	4,248
2014	2,914
2015	2,694
2016	2,117
Thereafter	4,118

Total	$22,054

(12) Segment Reporting

The Company operates in a single reportable segment: the processing, marketing, and distribution of culinary, in-shell and ingredient/food service nuts and snack products. The geographic presentation of net sales below is based on the destination of the sale. The “Europe” category consists primarily of United Kingdom, Germany, Netherlands, and Spain. The “Other” category consists primarily of Canada, South Korea, Japan, Turkey and China. The geographic distributions of the Company’s net sales were as follows for the year ended July 31:

	2011	2010	2009
United States	$676,063	$553,977	$486,614
Europe	161,365	64,909	33,743
Other	128,494	61,276	50,583

Total	$965,922	$680,162	$570,940

Net sales by channel:

	2011	2010	2009
Snack	$553,165	$321,422	$188,900
Culinary and Retail In-shell	262,906	248,994	276,226

Total Retail	816,071	570,416	465,126

International Non-Retail	119,017	69,206	68,890
North American Ingredient/Food Service and Other	30,834	40,540	36,924

Total Non-Retail	149,851	109,746	105,814

Total Net Sales	$965,922	$680,162	$570,940

The Company does not segregate long-lived assets between geographies for internal reporting. Therefore, asset-related information has not been presented.

(13) Valuation Reserves and Qualifying Accounts

	Beginning of Period	Charged to Expense	Charged to Reserve	End of Period
Allowance for Doubtful Accounts
Year ended July 31, 2009	$441	$269	$(210)	$500
Year ended July 31, 2010	500	106	—	606
Year ended July 31, 2011	606	55	(19)	642

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

In March 2010, the Company determined that the defined benefit pension plan for the bargaining unit employees would be frozen at July 31, 2010 in conjunction with the execution of a new union contract. This amendment was accounted for in accordance with ASC 715, “Compensation — Retirement Benefits.”

Obligations and funded status of the remaining benefit plans at July 31 were:

	Pension Benefits		Other Benefits
Change in Benefit Obligation	2011	2010	2011	2010
Benefit obligation at beginning of year	$24,186	$20,832	$2,204	$2,360
Service cost	79	728	65	63
Interest cost	1,258	1,198	107	133
Plan participants’ contributions	—	—	27	74
Plan amendments	—	(412)	—	—
Actuarial loss (gain)	1,809	2,253	61	(267)
Benefits paid	(464)	(413)	(195)	(159)

Benefit obligation at end of year	$26,868	$24,186	$2,269	$2,204

	Pension Benefits		Other Benefits
Change in Plan Assets	2011	2010	2011	2010
Fair value of plan assets at beginning of year	$13,144	$12,120	$—	$—
Actual return on plan assets	1,771	1,320	—	—
Employer contribution	—	117	168	85
Plan participants’ contributions	—	—	27	74
Benefits paid	(464)	(413)	(195)	(159)

Fair value of plan assets at end of year	$14,451	$13,144	$—	$—

Funded status at end of year	$(12,417)	$(11,042)	$(2,269)	$(2,204)

Assets (liabilities) recognized in the consolidated balance sheets at July 31 consisted of:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Current liabilities	$—	$—	$(114)	$(117)
Noncurrent liabilities	(12,417)	(11,042)	(2,155)	(2,087)

Total	$(12,417)	$(11,042)	$(2,269)	$(2,204)

Amounts recognized in accumulated other comprehensive income (pre-tax) as of July 31 consisted of:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Net loss (gain)	$9,545	$9,120	$(5,086)	$(5,942)
Prior service cost	87	102	—	—

Total	$9,632	$9,222	$(5,086)	$(5,942)

The accumulated benefit obligation for all defined benefit pension plans was $24,400 and $21,772 at July 31, 2011 and 2010.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of July 31 was as follows:

	2011	2010
Projected benefit obligation	$26,868	$24,186
Accumulated benefit obligation	24,400	21,772
Fair value of plan assets	14,451	13,144

Components of net periodic benefit cost for the year ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Net Periodic Benefit Cost / (Income)
Service cost	$79	$728	$475	$65	$63	$103
Interest cost	1,258	1,198	1,062	107	133	284
Expected return on plan assets	(1,031)	(952)	(1,059)	—	—	—
Amortization of prior service cost	16	26	26	—	—	—
Amortization of net (gain) loss	643	517	37	(795)	(824)	(539)
Curtailment cost	—	3	—	—	—	—

Net periodic benefit cost / (income)	$965	$1,520	$541	$(623)	$(628)	$(152)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $792 and $16, respectively. The estimated net gain and prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $771 and nil, respectively.

For calculation of retiree medical benefit cost, prior service cost is amortized on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants. For calculation of net periodic pension cost, prior service cost is amortized on a straight-line basis over the average remaining years of service of the active plan participants.

Assumptions

Weighted-average assumptions used to determine benefit obligations at July 31 were as follows:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.00%	5.28%	5.80%	4.70%	5.00%	5.80%
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.28%	5.80%	7.00%	5.00%	5.80%	7.00%
Expected long-term return on plan assets	8.00	8.00	8.00	N/A	N/A	N/A
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A

The expected long-term rate of return on plan assets is based on the established asset allocation.

Assumed trend rates for medical plans were as follows:

	2011	2010	2009
Health care cost trend rate assumed for next year	9.0%	9.5%	10.0%
Rate to which the cost trend rate assumed to decline (the ultimate trend rate)	5.0	5.0	5.0
Year the rate reaches ultimate trend rate	2028	2020	2020

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$24	$(20)
Effect on post-retirement benefit obligation	250	(215)

Plan Assets

Effective July 31, 2010, Diamond adopted the provisions of ASU No. 2010-06 on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The fair values of the Company’s pension plan assets by asset category were as follows (see Note 2 for description of levels):

	Fair Value Measurements at July 31, 2011
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$419	$—	$419	$—
Mutual funds — equity:
Domestic	5,681	5,681	—	—
International	2,180	2,180	—	—
Mutual funds — debt:
Government	1,909	1,909	—	—
Corporate	3,547	3,547	—	—
Other	715	715	—	—

Total	$14,451	$14,032	$419	$—

	Fair Value Measurements at July 31, 2010
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$178	$—	$178	$—
Mutual funds — equity:
Domestic	5,445	—	5,445	—
International	1,456	—	1,456	—
Pooled Funds	6,065	—	6,065	—

Total	$13,144	$—	$13,144	$—

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

Cash Flows

Estimated future benefit payments, which reflect expected future service, as appropriate, expected to be paid are as follows:

	Pension Benefits	Other Benefits
2012	$549	$114
2013	4,515	126
2014	648	155
2015	738	162
2016	753	159
2017 — 2021	4,481	826

Defined Contribution Plan

The Company also recognized defined contribution plan expenses of $1,151, $720 and $524 for the years ended July 31, 2011, 2010 and 2009, respectively.

(15) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended July 31, 2011
Net sales	$252,566	$257,592	$222,991	$232,773
Gross profit (1)	63,596	70,856	59,588	57,107
Operating expenses (2)	36,071	34,916	42,035	45,145
Net income	14,214	19,720	7,733	8,544
Basic earnings per share	0.65	0.90	0.35	0.39
Basic shares (in thousands)	21,489	21,565	21,604	21,652
Diluted earnings per share	0.64	0.87	0.34	0.37
Diluted shares (in thousands)	21,947	22,221	22,341	22,577
Year ended July 31, 2010
Net sales	$180,641	$184,169	$138,734	$176,618
Gross profit (3)	45,491	40,578	31,093	43,839
Operating expenses (4)	19,789	27,488	32,991	28,503
Net income (loss)	14,930	8,814	(4,273)	6,740
Basic earnings (loss) per share	0.90	0.53	(0.22)	0.31
Basic shares (in thousands)	16,269	16,280	19,313	21,503
Diluted earnings (loss) per share	0.88	0.52	(0.22)	0.30
Diluted shares (in thousands)	16,685	16,764	19,313	22,097

(1)	Diamond revised its estimate for expected commodity costs to reflect change in market conditions. Accordingly, cost of sales resulted in a pre-tax decrease of approximately $1.5 million and a pre-tax increase of approximately $1.2 million, in the quarters ended April 30, 2011 and January 31, 2011, respectively, reflecting the impact on sales recognized during the previous quarters of fiscal year 2011. There was no change in the quarter ended July 31, 2011.
(2)	Includes acquisition and integration related expenses of $0.5 million, $0.9 million, $5.9 million and $9.5 million for the quarters ended October 30, 2010, January 31, 2011, April 30, 2011 and July 31, 2011, respectively.
(3)	Diamond revised its estimate for expected commodity costs to reflect change in market conditions. Accordingly, cost of sales resulted in a pre-tax decrease of approximately $1.1 million and $2.6 million in the quarters ended April 30, 2010 and January 31, 2010, respectively, reflecting the impact on sales recognized during the previous quarters of fiscal year 2010. There was no change in the quarter ended July 31, 2010.
(4)	Includes acquisition and integration related expenses of $10.2 million and $1.3 million for the quarters ended April 30, 2010 and July 31, 2010, respectively.

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

We acquired Kettle Foods on March 31, 2010, and as a result, we updated our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) during our fiscal year ended July 31, 2011, to include specific controls for Kettle Foods. Otherwise, there were no changes in our internal control over financial reporting during the year ended July 31, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial and Administrative Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial and Administrative Officer, based upon their evaluation as of July 31, 2011, the end of the fiscal quarter covered in this report, concluded that our disclosure controls and procedures were effective.

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

We have used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as of July 31, 2011. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

/s/ Michael J. Mendes	/s/ Steven M. Neil
Chairman of the Board, President and Chief Executive Officer	Chief Financial and Administrative Officer

September 15, 2011

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to disclosure under the subheadings “Proposal No. 1 — Election of Directors — Directors/Nominees,” “Executive Compensation — Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Directors Matters” of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”).

Item 11. Executive Compensation

The information required by this item is incorporated by reference to disclosure under the headings “Executive Compensation” and “Corporate Governance and Board of Directors Matters” in the 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to disclosure under the subheadings “Executive Compensation — Equity Compensation Plan Information” and “Stock Ownership of Principal Stockholders and Management” in the 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the subheadings “Certain Relationships and Related Party Transactions” section of the 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” section of the 2012 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements.

(a) Report of Independent Registered Public Accounting Firm

(b) Consolidated Balance Sheets at July 31, 2011 and 2010

(c) Consolidated Statements of Operations for the years ended July 31, 2011, 2010 and 2009

(d) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2011, 2010 and 2009

(e) Consolidated Statements of Cash Flows for the years ended July 31, 2011, 2010 and 2009

(f) Notes to the Consolidated Financial Statements

2. Financial Statement Schedules.

All schedules are omitted because the required information is included with the Consolidated Financial Statements, or notes thereto.

3. Exhibits.

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

Number	Exhibit Title	Filed with This Report	Incorporated by Reference
			Form	File No.	Date Filed

2.01	Share Purchase Agreement, dated as of February 25, 2010, by and among Diamond Foods, Inc., DFKA Ltd and Lion/Stove Luxembourg Investment S.a.r.l.		8-K/A	000-51439	March 1, 2010

3.01	Certificate of Incorporation, as amended		S-1	333-123576	July 15, 2005

3.02	Restated Bylaws		S-1	333-123576	March 25, 2005

4.01	Form of Certificate for common stock		S-1	333-123576	July 18, 2005

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers		S-1	333-123576	March 25, 2005

10.02*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement		S-1	333-123576	March 25, 2005

10.03*	2005 Employee Stock Purchase Plan and form of subscription agreement		S-1	333-123576	March 25, 2005

10.04*	Diamond Walnut Growers, Inc. 401(k) Plan		S-1	333-123576	March 25, 2005

10.05*	Diamond Walnut Growers, Inc. Retirement Restoration Plan		S-1	333-123576	March 25, 2005

10.06*	Diamond of California Management Pension Plan		S-1	333-123576	March 25, 2005

10.07	Diamond Walnut Growers, Inc. Pension Plan, as restated		S-1	333-123576	March 25, 2005

10.08*	Employment Agreement, dated March 25, 1997, between Registrant and Michael J. Mendes		S-1	333-123576	March 25, 2005

10.10	Form of Walnut Purchase Agreement		S-1	333-123576	May 3, 2005

10.12	Rights Agreement, dated as of April 29, 2005, by and between Registrant and EquiServe Trust Company, N.A		S-1	333-123576	May 3, 2005

10.13*	Form of Change of Control and Retention Agreement between Registrant and each of its executive officers		S-1	333-123576	May 3, 2005

10.14	Amendment to Diamond Foods, Inc. Pension Plan		8-K	000-51439	September 20, 2006

10.15*	Form of Tax Withholding Agreement		8-K	000-51439	July 20, 2007

10.16*	Form of Stock Withholding Agreement		8-K	000-51439	January 10, 2007

10.17*	Offer Letter between Steven M. Neil and Diamond Foods, Inc.		10-Q	000-51439	March 11, 2008

10.18*	Offer Letter between Lloyd Johnson and Diamond Foods, Inc.		10-K	000-51439	July 31, 2008

10.19	Credit Agreement between Diamond Foods, Inc. and Bank of America, N.A., dated September 15, 2008		8-K	000-51439	September 17, 2008

10.20*	Offer Letter between Linda Segre and Diamond Foods, Inc.		10-K	000-51439	July 31, 2009

10.21	Credit Agreement, dated as of February 25, 2010, by and among Diamond Foods, Inc., the Lenders party thereto, Bank of America, N.A., Banc of America Securities LLC and Barclays Capital		8-K/A	000-51439	March 1, 2010

10.22	Transaction Agreement		8-K	000-51439	April 5, 2011

10.23	Separation Agreement		8-K	000-51439	April 5, 2011

21.01	List of Subsidiaries of Diamond Foods, Inc.	X

23.01	Consent of Independent Registered Public Accounting Firm	X

31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

*	Indicates management contract or compensatory plan or arrangement

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

Date: September 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature Date

/s/ Michael J. Mendes Michael J. Mendes	Chairman of the Board, President and Chief Executive Officer and Director (principal executive officer)	September 15, 2011

/s/ Steven M. Neil Steven M. Neil	Chief Financial and Administrative Officer and Director (principal financial officer and principal accounting officer)	September 15, 2011

/s/ Laurence M. Baer Laurence M. Baer	Director	September 15, 2011

/s/ Edward A. Blechschmidt Edward A. Blechschmidt	Director	September 15, 2011

/s/ John J. Gilbert John J. Gilbert	Director	September 15, 2011

/s/ Robert M. Lea Robert M. Lea	Director	September 15, 2011

/s/ Joseph P. Silveira Joseph P. Silveira	Director	September 15, 2011

/s/ Glen C. Warren, Jr. Glen C. Warren, Jr.	Director	September 15, 2011

/s/ Richard Wolford Richard Wolford	Director	September 15, 2011

/s/ Robert J. Zollars Robert J. Zollars	Director	September 15, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description

21.01	List of Subsidiaries of Diamond Foods, Inc.

23.01	Consent of Independent Registered Public Accounting Firm

31.01	Certification of Chief Executive Officer

31.02	Certification of Chief Financial Officer

32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer