Form 10-K/A
period 2011-07-31
Diamond Foods Inc
filed 2011-11-28
CIK 1320947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.: 000-51439

DIAMOND FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2556965
(State of Incorporation)	(IRS Employer Identification No.)

600 Montgomery Street, 13th Floor San Francisco, California	94111-2702
(Address of Principal Executive Offices)	(Zip Code)

415-445-7444

(Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:
Common Stock, $0.001 par value Series A Junior Preferred Stock Purchase Right	NASDAQ Global Select Market NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of January 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,032,155,294 based on the closing sale price as reported on the NASDAQ Stock Market. As of November 18, 2011, there were 22,058,169 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Diamond Foods, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2011, is being filed to include information required pursuant to Part III, Items 10 through 14, which otherwise would be found in Registrant’s definitive proxy statement for its annual meeting of stockholders, and Part IV. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of Registrant’s definitive Proxy Statement into Part III of the Annual Report is hereby amended to delete that reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND OFFICERS OF DIAMOND

Board of Directors

The members of the Board of Directors (“Board”) of Diamond Foods, Inc. (“Diamond”) are classified into three classes pursuant to Diamond’s bylaws.

Listed below is the biographical information for each member of our Board of Directors.

Laurence M. Baer. Mr. Baer, 54, has served as a director of Diamond since 2005. He has served as the President of the San Francisco Giants Baseball Club, a major league baseball team, since October 2008. Prior to becoming President, Mr. Baer was Executive Vice President of the San Francisco Giants Baseball Club since 1992 and was its Chief Operating Officer since 1996. From 1985 through 1989, Mr. Baer served in marketing positions at Westinghouse Broadcasting. From 1990 until 1992, Mr. Baer served as Assistant to the Chairman of CBS, Inc., a media and entertainment corporation. Mr. Baer holds a B.A. from the University of California, Berkeley, and an M.B.A. from Harvard Business School. Mr. Baer brings to Diamond a background in marketing, media and general management and lends his expertise to our strategic focus on building our consumer brands, including the use of advertising and consumer promotions.

Edward A. Blechschmidt. Mr. Blechschmidt, 59, has served as a director of Diamond since 2008. He was Chief Executive Officer of Novelis Corp. from December 2006 until its sale to the Birla Group on May 2007. Mr. Blechschmidt was Chairman, Chief Executive Officer and President of Gentiva Health Services, Inc., a leading provider of specialty pharmaceutical and home health care services, from 2000 to 2002. From 1999 to 2000, Mr. Blechschmidt served as Chief Executive Officer and a director of Olsten Corporation, the conglomerate from which Gentiva Health Services was split off and taken public. He served as President of Olsten from 1998 to 1999. Mr. Blechschmidt also served as President and Chief Executive Officer of Siemens Nixdorf America and Siemens Pyramid Technologies from 1996 to 1998. Prior to Siemens, he spent more than 20 years with Unisys Corporation, including serving as its Chief Financial Officer. Mr. Blechschmidt serves as a director of Healthsouth Corp., Lionbridge Technologies, Inc., and Columbia Laboratories, Inc. In addition, he served on the Board of Directors of Neoforma, Inc. from 2003 to 2006 and Option Care, Inc. from 2005 to 2007. Mr. Blechschmidt serves on our Board as a result of his extensive background in executive management, mergers and acquisitions, and his financial and accounting expertise, including as Audit Committee Chairman for other public companies.

John J. Gilbert. Mr. Gilbert, 68, has served as a director of Diamond since 2005 and as Diamond’s Chairman Emeritus since January 2010. He served as the Chairman of our Board from 2005 to January 2010 and was Chairman of the Board of Diamond’s predecessor company, Diamond Walnut Growers, from 1996 to 2005. Since 1983, Mr. Gilbert has been the owner and President of Gilbert Orchards and Rio Oso Groves, Inc., each of which is a family corporation focusing on walnuts. Mr. Gilbert holds a B.S. from California Polytechnic State University, San Luis Obispo. Mr. Gilbert serves on our Board as a result of his in-depth experience in agribusiness, his long-term perspective on Diamond as a result of his service on the Board of Diamond Walnut Growers and his knowledge and expertise in the tree-nut industry.

Robert M. Lea. Mr. Lea, 68, has served as a director of Diamond since 2005 and was a member of the Board of Directors of Diamond’s predecessor company, Diamond Walnut Growers, from 1993 to 2005. Since 2004, Mr. Lea has practiced law as a solo practitioner with the Law Offices of Robert Lea, which he founded. During 2004, Mr. Lea served as the Managing Partner of Lea and Shepherd, a law firm. From 1984 to 2003, Mr. Lea was a partner of the law firm Lea & Arruti. Mr. Lea holds a B.A. from the University of California, Davis and a J.D. from the University of California, Berkeley, School of Law (Boalt Hall). Mr. Lea brings to Diamond Foods extensive legal experience handling complex civil cases, business experience generally, a long-term perspective on Diamond as a result of his service on the Board of Diamond Walnut Growers, and his insights on the walnut industry, tree-nut commodity markets and general economic conditions affecting Diamond.

        Michael J. Mendes. Mr. Mendes, 48, has served as Diamond’s President and Chief Executive Officer since 1997 and as Diamond’s Chairman, President and Chief Executive Officer since January 2010. Mr. Mendes has been a member of the Board since 2005. Mr. Mendes joined Diamond in 1991 and served as Diamond’s Vice President of International Sales and Marketing prior to being appointed as Diamond’s Chief Executive Officer. Mr. Mendes served as Manager of International Marketing of the Dole Food Company from 1989 to 1991. Since September 2011, Mr. Mendes has served on the Board of Directors of Hormel Foods Corporation, a company primarily engaged in the production and marketing of meat and other food products. Mr. Mendes currently serves on the Grocery Manufacturers Association (“GMA”) Board of Directors and has served as the Chairman of the President’s Advisory Council of the GMA, as a member of the advisory board for the Wine Group LLC, and as a director for the California Chamber of Commerce. Mr. Mendes holds a B.S. from California Polytechnic University, San Luis Obispo and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles. Mr. Mendes serves on our Board as a result of his in-depth knowledge of Diamond Foods’ products and strategies, extensive international experience and work in transforming Diamond into a consumer packaged goods company.

Steven M. Neil. Mr. Neil, 59, has served as a director of Diamond since 2005 and as Diamond’s Executive Vice President, Chief Financial and Administrative Officer since March 2008. Prior to joining Diamond, Mr. Neil was Executive Vice President and Chief Financial Officer of The Cooper Companies, Inc., a company that manufactures specialty healthcare products, from April 2007 until March 2008. From 2005 to April 2007, Mr. Neil was Vice President and Chief Financial Officer of The Cooper Companies. From 2003 to 2005, Mr. Neil served as Executive Vice President, Chief Financial Officer and Secretary of Ocular Sciences, Inc., a contact lens company. From 1997 to 2003, Mr. Neil was Executive Vice President, Finance, Chief Financial Officer, Treasurer and Secretary of Sola International, a marketer of eyeglass lenses. Mr. Neil holds a B.A. from the University of California, Santa Barbara, and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles. Mr. Neil serves on our Board as a result of his extensive general and financial management experience in a wide variety of industries and his role in leading our operations and finance functions.

Glen C. Warren, Jr. Mr. Warren, 55, has served as a director of Diamond since 2005. He has served as President, Chief Financial Officer and a director of Antero Resources LLC, a natural gas exploration and production company, since 2002. Prior to joining Antero Resources LLC, Mr. Warren served as a Managing Director of Concert Energy Advisors, an investment banking advisory firm to energy companies, from 2001 to 2002. From 1998 to 2001, Mr. Warren served as Chief Financial Officer, Executive Vice President and a member of the Board of Directors of Pennaco Energy, Inc., an energy exploration and production company. From 1989 to 1998, Mr. Warren was an investment banker with Dillon, Read & Co., Inc., Kidder, Peabody & Co. Incorporated and Lehman Brothers Inc. From 2004 to May 2007, Mr. Warren served on the board of Venoco, Inc. Mr. Warren holds a B.A. from the University of Mississippi, a J.D. from the University of Mississippi School of Law and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles. Mr. Warren has wide-ranging experience and expertise in mergers and acquisitions, finance, and investment banking, which assist us in assessing strategic transactions to support our growth plans.

Richard G. Wolford. Mr. Wolford, 66, has served as a director of Diamond since April 2011. Mr. Wolford began his career in 1967 in the food industry at Dole Foods, a producer and marketer of fresh and packaged fruit and vegetables, where he held a range of management positions, including President of Dole Packaged Foods from 1982 to 1987. From 1988 to 1996, he was Chief Executive Officer of HK Acquisition Corp., where he developed food industry investments with venture capital investors. In 1996, he worked with TPG Capital, a private equity partnership, to acquire Del Monte Foods, a manufacturer, distributor and marketer of premium quality, branded food and pet products. On completion of the acquisition, he was named Chief Executive Officer and a director of Del Monte Foods in 1997, and then subsequently was named President of Del Monte Foods in 1998 and elected Chairman of Del Monte Foods in 2000, and held these positions until March 2011, at which time Mr. Wolford retired. Since September 2011, Mr. Wolford has served on the board of directors of Schiff Nutrition International, Inc., a provider of vitamins, nutritional supplements and nutrition bars, and Advantage Sales and Marketing LLC, a sales and marketing agency. From March 2008 to August 2009, Mr. Wolford served on the Board of Directors of Pulte Homes, Inc. Mr. Wolford holds a B.A. from Harvard University. Mr. Wolford serves on our Board as a result of his extensive background in public company management, financial and accounting expertise, corporate governance experience, and in-depth knowledge of the food industry.

Robert J. Zollars. Mr. Zollars, 54, has served as a director of Diamond since 2005. He has served as Chairman and Chief Executive Officer of Vocera Communications, Inc., a company providing instant wireless communications solutions, since June 2007. From 2006 to June 2007, Mr. Zollars was President and Chief Executive Officer of Wound Care Solutions, LLC, a holding company that operates chronic wound care centers in partnership with hospitals in the United States. From 1999 to 2006, Mr. Zollars was chairman of the Board of Directors and Chief Executive Officer of Neoforma, Inc., a provider of supply chain management solutions for the healthcare industry. From 1997 to 1999, Mr. Zollars served as Executive Vice President and Group President of Cardinal Health, Inc., a healthcare products and services company. Earlier in his career, while employed at Baxter International, a healthcare products and services company, Mr. Zollars served as President of a dietary products joint venture between Baxter International and Kraft General Foods. Mr. Zollars holds a B.S. from Arizona State University and an M.B.A. from John F. Kennedy University. Mr. Zollars serves on our Board as a result of his experience in serving as the chief executive of public companies and running businesses from $100 million to over $5 billion in revenue, and his expertise in general management, corporate strategy, and mergers and acquisitions.

Diamond Executive Officers

Set forth below is information concerning the background of each of Diamond’s executive officers.

Michael J. Mendes. Mr. Mendes, 48, has served as Diamond’s President and Chief Executive Officer since 1997 and as Diamond’s Chairman, President and Chief Executive Officer since January 2010. Mr. Mendes has been a member of the Board since 2005. Mr. Mendes joined Diamond in 1991 and served as Diamond’s Vice President of International Sales and Marketing prior to being appointed as Diamond’s Chief Executive Officer. Mr. Mendes served as Manager of International Marketing of the Dole Food Company from 1989 to 1991. Since September 2011, Mr. Mendes has served on the Board of Directors of Hormel Foods Corporation, a company primarily engaged in the production and marketing of meat and other food products. Mr. Mendes currently serves on the Grocery Manufacturers Association (“GMA”) Board of Directors and has served as the Chairman of the President’s Advisory Council of the GMA, as a member of the advisory board for the Wine Group LLC, and as a director for the California Chamber of Commerce. Mr. Mendes holds a B.S. from California Polytechnic University, San Luis Obispo and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles.

Steven M. Neil. Mr. Neil, 59, has served as a director of Diamond since 2005 and as Diamond’s Executive Vice President, Chief Financial and Administrative Officer since March 2008. Prior to joining Diamond, Mr. Neil was Executive Vice President and Chief Financial Officer of The Cooper Companies, Inc., a company that manufactures specialty healthcare products, from April 2007 until March 2008. From 2005 to April 2007, Mr. Neil was Vice President and Chief Financial Officer of The Cooper Companies. From 2003 to 2005, Mr. Neil served as Executive Vice President, Chief Financial Officer and Secretary of Ocular Sciences, Inc., a contact lens company. From 1997 to 2003, Mr. Neil was Executive Vice President, Finance, Chief Financial Officer, Treasurer and Secretary of Sola International, a marketer of eyeglass lenses. Mr. Neil holds a B.A. from the University of California, Santa Barbara, and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles.

Lloyd J. Johnson. Mr. Johnson, 49, has served as Diamond’s Executive Vice President and Chief Sales Officer since September 2008. From 2005 until August 2008, Mr. Johnson was a Senior Vice President for Expedia Inc., an online travel service company, during which time he managed various divisions within the Partner Services Group. Prior to joining Expedia, Mr. Johnson was employed at Kraft Foods, Inc., a food company, where he was Vice President, Sales and Customer Development, Kraft Canada from

January 2005 to June 2005, and Customer Vice President, Kroger, from 2001 to 2004. Earlier in his career, Mr. Johnson held a variety of sales and sales management positions of increasing responsibility at Nabisco Biscuit Company and Ernest & Julio Gallo Winery. Mr. Johnson holds a B.A. from Eastern Washington University.

Andrew Burke. Mr. Burke, 45, has served as Diamond’s Executive Vice President, Chief Marketing Officer since January 2010. From March 2007 until January 2010, Mr. Burke was Diamond’s Senior Vice President of Marketing, and from June 2006 to March 2007, Mr. Burke was Diamond’s Vice President of Marketing. From 2004 until June 2006, Mr. Burke served as Vice President, Marketing for Economy Wine, Spirits, Sparkling Wine and Beverages, at Ernest & Julio Gallo Winery. From 1997 until 2004, Mr. Burke worked at Kraft Foods, Inc. in a variety of capacities, including as a Category Business Director from 2003 to 2004 and a Senior Brand Manager from 2001 until 2003. Prior to Kraft, Mr. Burke worked at Young & Rubicam, Inc., as an Account Supervisor and Financial Analyst, and Laura Ashley, as a financial and inventory analyst. Mr. Burke holds an M.B.A from Fordham University and a B.A. from Rutgers University.

Linda B. Segre. Ms. Segre, 51, has served as Diamond’s Senior Vice President, Corporate Strategy and Communications since August 2009. From September 2006 until April 2009, Ms. Segre was a Managing Director at Google.org, the corporate philanthropy organization of Google Inc., where she oversaw the climate change and global development initiatives and managed all operational aspects of the organization. From 1995 until September 2006, Ms. Segre was Vice President, Officer and Director at The Boston Consulting Group, a global management consulting firm, and served as the Managing Director of the San Francisco office from 2001 until 2005. She first joined The Boston Consulting Group in 1987 and worked in a number of roles with increasing responsibilities until she became a Vice President in 1995. During her tenure at The Boston Consulting Group, she focused on serving clients in the consumer goods and financial services sectors. From 1981 until 1985, Ms. Segre was a touring golf professional in the United States, Europe and Asia. Ms. Segre holds a B.A. from Stanford University and an M.B.A. from the Stanford Graduate School of Business.

Stephen E. Kim. Mr. Kim, 42, has served as Diamond’s Senior Vice President, General Counsel and Human Resources since January 2010. From January 2008 until January 2010, Mr. Kim was Diamond’s Vice President, General Counsel and Human Resources, and from 2005 to January 2008, he served as Diamond’s Vice President, General Counsel. Previously, Mr. Kim served as General Counsel for Oblix, Inc., a software company in Cupertino, California, from 2000 to 2005. Before joining Oblix, Inc., Mr. Kim was an attorney with Wilson, Sonsini, Goodrich and Rosati, a law firm located in Palo Alto, California, from 1996 to 1999 and Weil Gotshal & Manages, a law firm located in New York, New York, from 1994 to 1996. Mr. Kim holds a B.A. from Johns Hopkins University and a J.D. from New York University School of Law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires our directors and officers, and persons who own shares representing more than 10% of our common stock, to file initial reports of ownership of that common stock, and reports of changes in ownership, with the Securities and Exchange Commission. The Securities and Exchange Commission regulations also require these persons to furnish us with a copy of all Section 16(a) forms they file. Based solely on our review of the copies of the forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2011.

CORPORATE GOVERNANCE MATTERS

We are committed to maintaining high standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a code of conduct and ethics for our directors, officers and employees, known as the “Diamond Code of Conduct”. Our certificate of incorporation, bylaws, committee charters and Diamond Code of Conduct form our corporate governance framework. The Diamond Code of Conduct and the charters governing the responsibilities and duties of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are available by clicking on “Corporate Governance” on the investor relations page at our website: www.diamondfoods.com. We will post on this website any amendments to the Diamond Code of Conduct or waivers of the Diamond Code of Conduct for our directors and executive officers.

Audit Committee

The purpose of the Audit Committee is to assist the Board in fulfilling its statutory and fiduciary oversight responsibilities relating to Diamond’s financial accounting, reporting and controls. The Audit Committee’s principal functions are to:

•	oversee the integrity of Diamond’s accounting and financial reporting processes and the audits of Diamond’s financial statements;

•

monitor the periodic reviews of the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by Diamond’s independent auditor and its financial and senior management;

•	review and evaluate the independence and performance of Diamond’s independent auditor; and

•	facilitate communication among Diamond’s independent auditor, its financial and senior management and the Board.

The Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of Diamond’s independent auditor, and it reviews the results and scope of the audit, audit-related and other services provided by the independent auditor. The Audit Committee monitors and reviews the integrity of the processes and systems relative to financial information provided to the Board or disseminated to stockholders, the financial community and regulatory authorities. The Audit Committee also reviews Diamond’s internal accounting procedures and controls, receives reports from the independent auditor and management regarding Diamond’s internal control over financial reporting, and reviews the adequacy and effectiveness of those internal controls, including any significant deficiencies or material weaknesses.

The members of our Audit Committee currently are Mr. Blechschmidt, Mr. Wolford and Mr. Zollars, with Mr. Blechschmidt serving as chairman of the committee. Mr. Zollars joined the Audit Committee in November 2011. The Board has determined that Mr. Blechschmidt qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission (“SEC”) and that all of the members of the Audit Committee are independent under applicable NASDAQ listing standards. The Audit Committee met five times during fiscal 2011. The Audit Committee is governed by a charter adopted by the Board. The charter is available upon written request to Diamond Foods, Inc., 600 Montgomery Street, 13th Floor, San Francisco, CA 94111, attention: Investor Relations.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this section we provide an explanation and analysis of the material elements of the fiscal 2011 compensation arrangements for our Chief Executive Officer and our other executive officers that are named in the Summary Compensation Table (referred to as our “named executive officers”). The purpose of this discussion is to provide the context for the presentation of the specific compensation paid to our named executive officers, as shown in the tables and narrative disclosure that follow.

Diamond Foods Compensation Philosophy and Objectives

The objective of our executive compensation program is to attract, retain and motivate executives of exceptional ability who have the capability to provide strong leadership for Diamond Foods and increase stockholder value. To that end, our executive compensation is designed to be competitive within our industry, taking into account performance and scope of responsibility, and to have a significant portion of each named executive officer’s total compensation “at-risk” through both near-term and long-term incentive compensation arrangements. We design these incentives to reward accomplishment of individual goals, accomplishment of corporate strategic objectives and increases in stockholder value. Our philosophy is to analyze base salaries in the context of the median of the peer group benchmarks, with consideration given to each individual’s skill set, performance, tenure and importance to the organization, and to target equity awards at the 75% percentile of peer group awards to incent our executives to achieve the growth targets we set for Diamond. With respect to cash incentives, our philosophy is to set target bonus amounts as a percentage of base salary in the context of the median of the peer group benchmarks, but to provide our executives significant upside opportunity for strong performance as incentive to achieve the strategic initiatives in support of our growth targets.

Executive Compensation Processes

Role of the Compensation Committee. The Compensation Committee (which we refer to in this section as the “Committee”) of our Board makes all decisions about compensation of our named executive officers other than our Chief Executive Officer. For decisions affecting the compensation of the Chief Executive Officer, the Committee makes recommendations to the independent members of the Board to make the ultimate executive compensation decision.

Benchmark Survey Data. For fiscal 2011, the Committee engaged Mercer to serve as our third-party compensation consultant to assist the Committee with its evaluation of executive compensation for fiscal 2011. The Committee elected to change from its prior compensation consultant, which had been engaged for more than five years, in order to obtain a fresh perspective on our executive compensation practices. Mercer reviewed market data for base salaries, bonus potential as a percentage of base salary, actual total cash compensation, value of long-term incentive awards, and total direct compensation for positions comparable to those held by our named executive officers.

Since our initial public offering in 2005 and prior to fiscal 2011, we had used the a peer group of 11 public companies to determine the benchmarks for executive compensation purposes, adjusted for differences in size, and supplemented by analyzing the results of third-party reports on executive compensation paid by entities in the non-durable goods manufacturing and food industries with revenues similar to ours. The Committee used the peer group data to assist in making compensation decisions for our Chief Executive Officer and Chief Financial Officer, since those were the positions that were most easily matched in the peer group. The Committee used the third party survey data to assist in making compensation decisions for the other named executive officers.

For fiscal 2011, the Committee asked Mercer to review our historical benchmarking practices, as a result of which Mercer recommended, and the Committee approved, a number of adjustments. Based on Mercer’s recommendation, the Committee adopted for benchmarking purposes a new peer group of 12 companies in the food and consumer products industries that had approximately $400 million to $2.6 billion in revenue, providing a range of peers with both smaller and greater revenue than Diamond. This peer group was used to evaluate compensation for all of the named executive officers.

Our fiscal 2011 peer group consisted of the following companies:

•	B&G Foods Inc.

•	Boston Beer Inc.

•	Church & Dwight Inc.

•	Coca-Cola Bottling Co.

•	Flowers Foods Inc.

•	Green Mountain Coffee Roasters, Inc.

•	Hain Celestial Group, Inc.

•	Hansen Natural Corp.

•	J & J Snack Foods Corp.

•	Lance Inc.

•	Tootsie Roll Industries Inc.

•	Treehouse Foods Inc.

The Committee asked Mercer to provide recommendations as to the form of long term incentive compensation provided to the named executive officers, which in recent years, had taken the form of restricted stock grants subject to time-based vesting over four years. Based on its analysis of equity grant practices among the peer group companies, Mercer recommended that the Committee consider including stock options as part of the long term incentive compensation for our named executive officers, to put additional compensation at risk and to increase the incentive associated with that long term compensation, while keeping a portion of the long term equity package in the form of restricted stock in order to support retention of named executive officers. Mercer and the Committee reviewed the elements of our executive compensation, and Mercer recommended ranges for those compensation elements that would be appropriate for each of our named executive officers for consideration by the Committee and the Board.

The Chief Executive Officer Makes Recommendations. At the beginning of the fiscal year our Chief Executive Officer, in consultation with each named executive officer, develops individual goal achievement plans that become objectives to determine their annual bonuses. After completion of the fiscal year, the Chief Executive Officer reviews the executive officer’s performance relative to those individual goals and makes recommendations to the Committee about the officer’s bonus achievement. The Chief Executive Officer also makes recommendations to the Committee about appropriate compensation for our named executive officers for the new fiscal year. The Committee reviews the Chief Executive Officer’s recommendations and approves bonus payments to these officers based on this rating.

Components of Executive Compensation

The material elements of compensation for our named executive officers are salaries, bonuses and equity incentives. Named executive officers also receive perquisites, termination benefits and participate in other employee benefit programs.

Base Salary. Base salary enables us to attract and retain executive talent by establishing minimum compensation levels for executives. In addition, salary increases enable us to reward superior individual performance, organizational advancement and increasing levels of responsibility of particular executives. The Committee reviewed compensation benchmark information compiled by our compensation consultant, and at the end of fiscal 2010 it evaluated Mercer’s analysis of peer group practices as a starting point for fiscal 2011 salaries. The final determination of base salaries for our named executive officers was based on the Committee’s subjective determination of appropriate salary levels, taking into consideration peer group information, the Chief Executive Officer’s recommendations (for named executive officers other than himself), salary adjustments in prior years, the individual executive officer’s role in the organization, his or her performance during the prior fiscal year, and the individual’s skill set relative to anticipated challenges facing Diamond in the future.

Annual Bonus Incentives. Bonus compensation enables us to attract and retain executive talent and to motivate our executive team to pursue strategic objectives by creating opportunities for additional compensation on an annual basis. Bonuses also create opportunities to provide general incentives for our named executive officers as a group and specific incentives for an executive to achieve specified individual goals. We pay bonuses to our named executive officers under our bonus program, which the Committee administers. Annual bonuses are intended to promote the achievement of our annual corporate financial goals and other corporate initiatives.

Under our bonus program, fiscal 2011 target bonuses were set for named executive officers based on their level in the organization, as follows: President & Chief Executive Officer — 100% of base salary; Chief Sales Officer, Chief Financial and Administrative Officer and Chief Marketing Officer — 70% of base salary; Senior Vice President, General Counsel and Human Resources — 50% of base salary and Senior Vice President, Corporate Strategy — 50% of base salary. For fiscal 2011, bonuses were determined by both a corporate financial objective, representing 60% of bonus potential, and individual objectives for each named executive officer, representing 40% of bonus potential. Corporate and individual components are determined separately.

For fiscal 2011, the Committee selected non-GAAP earnings per share as the corporate financial performance metric for fiscal 2011 named executive officer bonuses. Non-GAAP earnings per share for bonus program purposes was calculated the same way Diamond calculates it for earnings release purposes in the relevant time periods. The Committee set the target level at which 100% of the target corporate financial objective portion of the bonus would be earned at $2.45 non-GAAP earnings per share. The threshold level at which the corporate financial objective portion of the bonus could be earned was set at $2.30 non-GAAP earnings per share (at which 6.25% of target bonus could be earned). The maximum level at which the corporate financial objective portion of the bonus could be earned was set at $2.70 non-GAAP earnings per share (at which 200% of target bonus could be earned). For performance results between the threshold, target and maximum levels of the corporate financial objective portion of the bonus, bonus amounts are interpolated. To determine the individual objectives for named executive officer bonuses, the Board approved an annual plan outlining our business objectives and key initiatives for the upcoming fiscal year, and our Chief Executive Officer developed detailed individual goals for each named executive officer that supported achievement of the annual plan. At the end of the fiscal year, the Chief Executive Officer assesses the performance of his direct reports and assigns a bonus rating to each individual based on performance outcomes and the level of contribution to the business. For exceptional results, a named executive officer may earn up to two times the individual objectives portion of the target bonus. The fiscal 2011 plan against which our Chief Executive Officer’s performance was measured consisted of business goals and corporate objectives that were approved by our Board at the beginning of the fiscal year. The goals and objectives fell into the following main categories: growth in earnings and sales; performance of snack brands relative to the categories in which we compete; successful completion of integration of the Kettle Foods acquisition and the announcement and integration planning related to entering into an agreement with The Procter & Gamble Company to merge the Pringles business into Diamond; distribution and market share gains; execution of brand equity building initiatives; margin improvements and cost-efficiency initiatives; organizational development and recruiting; and development of systems and infrastructure to support growth.

Equity Incentives. The Committee believes that equity awards are a key component of our executive compensation program, because they help us attract and retain executive talent by having significant compensation subject to vesting and promoting a long-term perspective on Diamond’s performance. Our 2005 Equity Incentive Plan enables us to grant stock options, stock appreciation rights, restricted stock, and other equity awards. The Committee believes that equity-based incentives:

•	align the interests of our executives with those of other stockholders by making a portion of the executive’s compensation or net worth dependent upon the performance of our common stock;

•	create general corporate performance incentives for executives through their interest in stock options, which only have value if our stock price increases;

•	help support the value of total compensation package offered to executives without using cash; and

•	retain executives through vesting of equity awards.

The Committee and Board make equity awards to named executive officers annually, and may make additional equity awards for recruiting, retention or other purposes. The Chief Executive Officer presents equity award recommendations for the other named executive officers to the Committee, based on recommendations of the Committee’s compensation consultant, the individual’s contributions during the prior fiscal year, importance to the organization and scope of responsibility. The Committee considers the Chief Executive Officer recommendations and has discretion to determine whether or not to make any equity grant and the size of any grant. The Committee takes into account the grant recommendations from the compensation consultant and the total value of the other elements of the compensation package for named executive officers when making its determinations. The Committee makes recommendations to the full Board as to any equity grant for the Chief Executive Officer, with reference to benchmark data and based on corporate financial performance and individual officer performance. The Board has the discretion to determine whether to make any equity grant to the Chief Executive Officer and if so, the size of such grant.

The Committee makes annual grants either at in-person meetings or by unanimous written consent, with the stock option exercise price equal to the closing price of our common stock on the date of the meeting or the date on which all of the written consents were signed. From time to time, the Committee has acted by unanimous written consent to approve new hire option grants for newly-hired officers, in which case the Committee’s practice has been to set the stock option exercise price equal to the closing price of our common stock on the date all written consents have been signed.

Restricted stock awards are subject to time-based vesting, during which time the executive officer is the beneficial owner of the restricted shares and possesses all voting and dividend rights. Dividends are payable at the same rate as is paid on Diamond’s common stock generally. During fiscal 2011, we paid quarterly dividends at a rate of $0.045 per share.

Stock Ownership Guidelines. In 2008, the Board approved stock ownership guidelines for Board members and executive officers, to more closely align their interests with those of our stockholders. Under the guidelines, our Chairman of the Board is required to hold at least 75,000 shares of our common stock and all other Board members are required to hold at least 15,000 shares. Each executive officer is expected to own a number of shares equal in value to the following multiples of his or her base salary: Chief Executive Officer — 500%; Executive Vice President — 200%; Senior Vice President — 150%; and Vice President — 150%. Shares that count toward satisfaction of these stock ownership guidelines include: shares beneficially owned by the executive or director, or by any of his or her immediate family members residing in the same household, regardless of how such shares were acquired; shares beneficially owned through any business entity controlled by such individual; shares held in trust for the benefit of the executive or director or his or her family; vested and unvested shares of restricted stock granted under our equity incentive plans; and one-third of all shares subject to stock options granted to the executive or director under our equity incentive plans. Executive officers and Board members are expected to comply with these guidelines by the later of July 31, 2011 or three years after being appointed an executive officer or being appointed or elected a member of the Board. As of July 31, 2011, all of our executive officers and Board members were in compliance with our stock ownership guidelines.

Severance and Change of Control Benefits. Each of our named executive officers is covered by an arrangement under which the executive officer will receive payments in the event employment is terminated after a change of control of Diamond. Payments vary from one to three times salary, based on position and years of service with us. In addition, if we terminate our Chief Executive Officer without cause, he is entitled to continuation of his salary and health, dental and vision insurance benefits for up to 12 months, and outplacement services. Under our 2005 Equity Incentive Plan, all outstanding equity awards will vest upon a change of control of Diamond Foods if the equity awards are not assumed by the acquirer. We believe that these benefits are competitive in the industry and assist in recruiting and retaining executive officers. For more information, please refer to “Potential Payments upon Employment Termination and Change of Control Events.”

Retirement Plans. Our named executive officers participate in the same 401(k) plan on the same terms provided to all administrative employees. We make a contribution of 3% of base salary into 401(k) accounts, up to a maximum of $7,350 per year. In addition, the Chief Executive Officer participates in the Diamond Foods Retirement Restoration Plan, a non-qualified supplemental retirement plan that provides supplemental benefits upon retirement. This retirement program, which was first implemented in 1989, was established to incent and retain senior executives by rewarding long-term contributions by providing income security upon retirement. We do not consider the 401(k) plan an important element of our executive compensation arrangements. For more information regarding the Diamond Foods Retirement Restoration Plan, please see “Pension Benefits.”

Perquisites. We provide executive officers with perquisites and other personal benefits that we believe are consistent with our overall compensation program. The Committee periodically reviews the types of perquisites and other personal benefits provided to named executive officers, and does not consider perquisites an important element of our executive compensation arrangements. Historically, Diamond provided tax gross up reimbursements for certain discrete items, such as relocation expense and financial planning services.

Analysis of Risk. In establishing and reviewing our executive compensation arrangements, the Committee considers whether the program encourages unnecessary or excessive risk taking and has concluded that it does not. The executive compensation program is intended to reflect a balanced approach to compensation and uses both quantitative and qualitative assessments of performance to avoid undue emphasis on any single performance measure. A substantial portion of the compensation for our named executive officers is in the form of equity awards that align executives’ interests with those of stockholders. Since grants are subject to long-term vesting schedules, the grants help ensure that executives have significant value tied to long-term stock price performance. Our practice is to grant executives a mixture of stock options, which only have value if the stock price increases after the option is granted, and restricted stock, which provides a significant retention tool in keeping executive-level talent. Each year, the Committee has discretion to determine whether to use equity awards, and whether to use a mix of different forms of equity grants or a single type of equity award. As a result, the Committee has substantial flexibility in structuring executive compensation arrangements.

Compensation Decisions for Fiscal 2011

The specific compensation decisions for fiscal 2011 compensation of each named executive officer are described in the following paragraphs.

Base Salary, Bonus and Stock Awards

Mr. Mendes

Base Salary: Based on the Committee’s recommendation, in July 2010 the Board approved a 12% increase in base salary for Mr. Mendes from $646,000 to $725,000, effective August 2010. Prior to the adjustment, Mr. Mendes’ salary was 18% below the median of the benchmark data for our peer group companies, and the salary adjustment placed him 8.5% below the median. The Committee believed that the increase better aligned his salary with the median competitive range and recognized his individual performance during the 2010 fiscal year.

Bonus: Based on the Committee’s recommendation, in September 2010 the Board decided to maintain the target bonus for Mr. Mendes equal to 100% of his base salary.

Stock Awards: Based on the Committee’s recommendation, the Board approved a grant of 26,659 restricted shares and an option to purchase 217,848 shares effective October 7, 2010. The Board approved these grants, which had an aggregate value in excess of the 75th percentile equity award in Diamond’s peer group, based on Mr. Mendes’ contributions over his tenure with Diamond, including with respect to the 2010 acquisition of Kettle Foods. The Board believed that to closely align Mr. Mendes’ interests with the interests of Diamond stockholders, it was appropriate to award 75% of the total grant date value of Mr. Mendes’ equity awards in the form of stock options and 25% in the form of restricted stock.

Mr. Neil

Base Salary: In June 2010, the Committee approved a 5% increase in base salary from $428,480 to $449,400, effective in August 2010. Prior to the adjustment, Mr. Neil’s salary was below the median of the benchmark data for our peer group companies. The Committee believed that the increase better aligned his salary with the median competitive range.

Bonus: In September 2010, the Committee decided to maintain the target bonus for Mr. Neil equal to 70% of his base salary.

Stock Awards: Effective October 7, 2010, the Committee approved a grant of 14,177 restricted shares and an option to purchase 38,617 shares. The Committee approved these grants, which had a aggregate value in excess of the 75th percentile equity award in Diamond’s peer group, based on Mr. Neil’s contributions over his tenure with Diamond, including with respect to the 2010 acquisition of Kettle Foods. The Committee believed that awarding half of the total grant date value of equity awards in the form of stock options and half in the form of restricted stock provided a strong mix of performance incentive and long-term retention.

Mr. Johnson

Base Salary: In June 2010, the Committee approved a 3% increase in base salary from $402,000 to $414,100, effective in August 2010. Although Mr. Johnson’s salary was above the median of the benchmark data for our peer group of companies, the Committee believed that Mr. Johnson’s strong contributions during fiscal 2010 merited the 3% increase, which was the average annualized aging factor for U.S. based executives as reported in Mercer’s 2009/2010 US Compensation Planning Survey.

Bonus: In September 2010, the Committee decided to maintain the target bonus for Mr. Johnson equal to 70% of his base salary.

Stock Awards: Effective October 7, 2010, the Committee approved a grant of 12,944 restricted shares and an option to purchase 35,259 shares. The Committee approved these grants, which had an aggregate value in excess of the 75th percentile equity award in Diamond’s peer group, based on Mr. Johnson’s contributions over his tenure with Diamond, including with respect to the 2010 acquisition of Kettle Foods. The Committee believed that awarding half of the total grant date value of equity awards in the form of stock options and half in the form of restricted stock provided a strong mix of performance incentive and long-term retention.

Mr. Burke

Base Salary: In June 2010, the Committee approved a 3% increase in base salary from $285,000 to $293,600, effective in August 2010. According to Mercer’s analysis, Mr. Burke’s salary was below the median of the peer group of companies, and as a result, the Committee believed it was appropriate to set Mr. Burke’s salary increase at 6%. However, since Mr. Burke had received an 8% salary increase in mid-fiscal 2010 as a result of his promotion to Executive Vice President, Chief Marketing Officer, Mr. Burke’s 6% salary increase was prorated to 3%.

Bonus: In September 2010, the Committee decided to maintain the target bonus for Mr. Burke equal to 70% of his base salary.

Stock Awards: Effective October 7, 2010, the Committee approved a grant of 8,630 restricted shares and an option to purchase 23, 506 shares. The Committee approved these grants, which had an aggregate value of approximately 75th percentile equity awards in Diamond’s peer group, based on Mr. Burke’s contributions over his tenure with Diamond, including with respect to the 2010 acquisition of Kettle Foods. The Committee believed that awarding half of the total grant date value of equity awards in the form of stock options and half in the form of restricted stock provided a strong mix of performance incentive and long-term retention.

Mr. Kim

Base Salary: In June 2010, the Committee approved a 3% increase in base salary from $270,000 to $278,100, effective in August 2010. According to Mercer’s analysis, Mr. Kim’s salary was below the median of the peer group of companies, and as a result, the Committee believed it was appropriate to set Mr. Kim’s salary increase at 6%. However, since Mr. Kim had received an 8% salary increase in mid-fiscal 2010 as a result of his promotion to Senior Vice President, General Counsel and Human Resources, Mr. Kim’s 6% salary increase was prorated to 3%.

Bonus: In September 2010, the Committee decided to maintain the target bonus for Mr. Kim equal to 50% of his base salary.

Stock Awards: Effective October 7, 2010, the Committee approved a grant of 7,397 restricted shares and an option to purchase 20,148 shares. The Committee approved these grants, which had an aggregate value in excess of 75th percentile equity awards in Diamond’s peer group, based on Mr. Kim’s contributions over his tenure with Diamond, including with respect to the 2010 acquisition of Kettle Foods. The Committee believed that awarding half of the total grant date value of equity awards in the form of stock options and half in the form of restricted stock provided a strong mix of performance incentive and long-term retention.

Ms. Segre

Base Salary: In June 2010, the Committee approved a 4% increase in base salary from $250,000 to $260,000, effective in August 2010. Prior to the adjustment, Ms. Segre’s salary was below the median of the benchmark data for our peer group companies. The Committee believed that the increase better aligned her salary with the median competitive range.

Bonus: In September 2010, the Committee decided to maintain the target bonus for Ms. Segre equal to 50% of her base salary.

Stock Awards: Effective October 7, 2010, the Committee approved a grant of 4,315 restricted shares and an option to purchase 11,753 shares. The Committee approved these grants, which had an aggregate value between the 50th and 75th percentile equity award in Diamond’s peer group, based on its assessment of Ms. Segre’s individual contributions, and recognizing that she received a substantial equity award in the prior year. The Committee believed that awarding half of the total grant date value of equity awards in the form of stock options and half in the form of restricted stock provided a strong mix of performance incentive and long-term retention.

Annual Bonus Program

Bonus tied to financial objectives

For fiscal 2011, the corporate financial objectives target for our Annual Bonus Program was $2.45 non-GAAP earnings per share (with a threshold bonus available upon achievement of $2.30 non-GAAP earnings per share and the maximum bonus available upon achievement of $2.70 non-GAAP earnings per share). Diamond reported $2.61 non-GAAP earnings per share for fiscal 2011, resulting in the corporate financial performance objectives component of the bonus being paid at 164% of target. As a result, the named executive officers received the following bonus amounts:

Named Executive Officer	Target Bonus Amount	Actual Bonus Amount
Michael J. Mendes	$435,000 (60% of base salary)	$713,400
Steven M. Neil	$188,748 (42% of base salary)	$309,547
Lloyd J. Johnson	$173,922 (42% of base salary)	$285,232
Andrew Burke	$123,312 (42% of base salary)	$202,232
Stephen E. Kim	$83,430 (30% of base salary)	$136,825
Linda B. Segre	$78,000 (30% of base salary)	$127,920

Bonus tied to individual objectives

Mr. Mendes received 200% of the target amount attributable to accomplishment of his individual objectives for fiscal 2011, resulting in a bonus payment of $580,000. The Board considered the following performance in determining the individual goal performance element of Mr. Mendes’ non-equity incentive plan award:

Individual Objective	Assessment
Earnings growth	Diamond reported net income growth of 60.3% and non-GAAP earnings per share growth of 36.6% over fiscal 2010.

Sales growth	Snack sales increased 72.1% in 2011, after growing 70.1% in 2010, and snack brands outperformed their respective category’s growth. Net sales increased 42.0% and retail sales grew 43.0% compared with fiscal 2010.

Drove acquisition activity	Completed integration of Kettle Foods acquisition. Entered into definitive agreement to acquire the Pringles brand from The Procter and Gamble Company in a Reverse Morris Trust transaction and drove pre-closing integration.

Shareholder Value	Diamond stock outperformed the Dow Jones Food Index by 275%, NASDAQ composite by 321%, S&P 500 by 440% and Russell 2000 by 318%.

Mr. Neil received 190% of the target amount attributable to accomplishment of his individual objectives for fiscal 2011, resulting in a bonus payment of $239,081. The Committee considered Mr. Neil’s performance in successfully integrating Kettle Foods, managing the Pringles acquisition and integration process, executing on Diamond operations cost-efficiency initiatives for legacy nut and popcorn businesses, driving cost-efficiency and profitability through finance, accounting and IT initiatives, implementation of investor relations, treasury, communications/governmental affairs initiatives to build infrastructure for growth, driving Pop Secret profitability and efficiency initiatives and improving profitability, efficiency and long term growth of Kettle operations.

Mr. Johnson received 185% of the target amount attributable to accomplishment of his individual objectives for the fiscal 2011, resulting in a bonus payment of $214,504. The Committee considered Mr. Johnson’s performance in fully integrating the Kettle Foods sales operations with Diamond, managing the Pringles integration planning for the sales organization in North and South America, achieving net sales, distribution and shares targets, executing sales launch plans for new products and building sales organization capabilities.

Mr. Burke received 175% of the target amount attributable to accomplishment of his individual objectives for fiscal 2011, resulting in a bonus payment of $143,864. The Committee considered Mr. Burke’s performance in fully integrating the Kettle Foods marketing function with Diamond, managing the Pringles integration planning for the Pringles North American business and global marketing function, achieving net sales, distribution and shares targets, executing on brand building initiatives including new product development and launch plans and building marketing department capabilities.

Mr. Kim received 180% of the target amount attributable to accomplishment of his individual objectives for fiscal 2011, resulting in a bonus payment of $100,116. The Committee considered Mr. Kim’s performance in handling the legal and human resources aspects of negotiating the Pringles transaction, driving the human resources integration planning for Pringles, overseeing expansion of corporate headquarters facility, managing litigation matters, expanding Diamond’s patent portfolio, executing on human resources initiatives including building departmental capabilities, implementing new performance management systems and cost-effectively integrating Kettle Foods and Diamond benefits programs.

Ms. Segre received 170% of the target amount attributable to accomplishment of her individual objectives for fiscal 2011, resulting in a bonus payment of $88,400. The Committee considered Ms. Segre’s contributions in negotiating the Pringles merger and managing all investor and corporate communications efforts related to the transaction, coordination of the Pringles integration planning, building investor relations, building the investor relations infrastructure and driving Diamond’s corporate communications function.

The Compensation Committee observes that the Audit Committee of Diamond’s Board of Directors is currently investigating Diamond’s accounting for certain crop payments made to walnut growers. If such accounting is determined to have been in error, and, as a result, any of the financial measures on which financial objectives-based bonus compensation was paid to any executive officer in the last three fiscal years was in error, then Diamond will require, and all such executive officers will agree, to repay Diamond the amount of such bonuses in excess of what would have been paid to such executive officer had the financial data not been in error.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in Diamond Foods’ Amendment No. 1 to Form 10-K for the year ended July 31, 2011.

COMPENSATION COMMITTEE

Robert J. Zollars, Chairman
Laurence M. Baer
Glen C. Warren, Jr.

Summary of Executive Compensation

The following table presents information about the fiscal 2011 compensation of our named executive officers. We also provide benefits to our executive officers that are generally available to all of our employees.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)		Total ($)
Michael J. Mendes Chairman, President and Chief Executive Officer	2011	721,985	495,722	1,081,262	3,243,517	1,293,400	374,341	81,941	(6)	7,292,168
	2010	645,192	914,007	1,043,587	—	1,450,000	146,135	143,989		4,342,910
	2009	607,329	836,570	880,565	—	1,280,268	23,116	225,606		3,853,454

Steven M. Neil Executive Vice President, Chief Financial and Administrative Officer	2011	448,596	198,289	575,005	574,965	548,628	—	83,577	(7)	2,429,059
	2010	428,000	258,044	417,435	—	629,160	—	62,589		1,795,228
	2009	415,385	119,510	125,795	—	593,874	—	64,442		1,319,005

Lloyd J. Johnson Executive Vice President, Chief Sales Officer	2011	413,623	198,289	524,996	524,968	499,736	—	60,233	(8)	2,221,844
	2010	401,250	198,289	417,435	—	568,145	—	94,546		1,679,665
	2009	352,500	50,000	924,957	358,482	553,944	—	52,532		2,292,415

Andrew Burke Executive Vice President Chief Marketing Officer	2011	293,269	72,706	350,024	349,978	346,096	—	29,517	(9)	1,441,591
	2010	269,493	132,461	153,059	—	329,954	—	27,627		975,594
	2009	256,019	119,510	125,795	—	259,867	—	21,206		782,397

Stephen E. Kim Senior Vice President, General Counsel and Human Resources	2011	277,788	66,096	300,014	299,982	236,941	—	33,952	(10)	1,214,774
	2010	259,231	99,559	139,145	—	272,538	—	33,233		803,706
	2009	219,139	66,926	105,668	—	220,725	—	30,747		643,205

Linda B. Segre Senior Vice President, Corporate Strategy	2011	259,615	—	175,012	174,989	216,320	—	28,672	(11)	854,608
	2010	235,577	—	329,990	151,868	247,000	—	14,276		978,711

(1)	Amounts in this column reflect payments made under our historical cash/stock election program, under which executive officers were permitted to forgo a portion of an equity grant and in lieu thereof receive a cash payment in two installments over a ten-month period. This program was terminated in fiscal 2010 and the last payment under this program was made in August 2010.
(2)	Represents the fair value of equity grant on the date of grant, even though the grant is subject to vesting, and excludes the impact of forfeitures related to service-based vesting conditions. The grant date fair value is determined in accordance with ASC Topic 718. Amounts are based on our ASC Topic 718 assumptions described in “Note 3 of the Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K, without regard to forfeitures.
(3)	Represents the fair value of equity grant on the date of grant, even though the grant is subject to vesting, and excludes the impact of forfeitures related to service-based vesting conditions. The grant date fair value is determined in accordance with ASC Topic 718. Amounts are based on our ASC Topic 718 assumptions described in “Note 3 of the Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K, without regard to forfeitures.
(4)	Reflects amounts earned on annual non-equity incentive plan awards.
(5)	Represents the increase in present value of accumulated benefits accrued under the Diamond Foods Retirement Restoration Plan, in which the Chief Executive Officer participates.
(6)	Includes $11,883 in tax gross up payments. The remaining amounts are comprised of health care cost reimbursements, 401(k) contributions, family travel, dividends on restricted stock awards, health club membership, office parking, financial planning services, and life insurance and health insurance premium payments.
(7)	Includes $1,383 in tax gross up payments. The remaining amounts are comprised of health care cost reimbursements, 401(k) contributions, dividends on restricted stock awards, health club membership, office parking, and life insurance and health insurance premium payments.
(8)	Includes $4,761 in tax gross up amounts. The remaining amounts are comprised of health care cost reimbursements, 401(k) contributions, dividends on restricted stock awards, health club membership, office parking, financial planning services, car allowance payments, and life insurance and health insurance premium payments.
(9)	Includes $1,803 in tax gross up amounts. The remaining amounts are comprised of health care cost reimbursements, 401(k) contributions, family travel, dividends on restricted stock awards, health club membership, and life insurance and health insurance premium payments.
(10)	Includes $2,698 in tax gross up payments. The remaining amounts are comprised of health care cost reimbursements, 401(k) contributions, dividends on restricted stock awards, health club membership, office parking, and life insurance and health insurance premium payments.
(11)	Includes $349 in tax gross up payments. The remaining amounts are comprised of health care cost reimbursements, 401(k) contributions, family travel, dividends on restricted stock awards, and life insurance and health insurance premium payments.

2011 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Michael J. Mendes	9/22/11	27,188	435,000	1,450,000	—	—	—	—	—	—	—
	10/07/10	—	—	—	—	—	—	26,659	217,848	40.56	4,324,779	(2)
Steven M. Neil	9/22/11	11,797	188,748	629,160	—	—	—	—	—	—	—
	10/07/10	—	—	—	—	—	—	14,177	38,617	40.56	1,149,970	(2)
Lloyd J. Johnson	9/22/11	10,870	173,922	579,740	—	—	—	—	—	—	—
	10/07/10	—	—	—	—	—	—	12,944	35,259	40.56	1,049,963	(2)
Andrew Burke	9/22/11	7,707	123,312	411,040	—	—	—	—	—	—	—
	10/07/10	—	—	—	—	—	—	8,630	23,506	40.56	700,003	(2)
Stephen E. Kim	9/22/11	5,214	83,430	278,100	—	—	—	—	—	—	—
	10/07/10	—	—	—	—	—	—	7,397	20,148	40.56	599,996	(2)
Linda B. Segre	9/22/11	4,875	78,000	260,000	—	—	—	—	—	—	—
	10/07/10	—	—	—	—	—	—	4,315	11,753	40.56	350,001	(2)

(1)	Reflects potential payouts of amounts that could have been earned with respect to the fiscal 2011 threshold, target and maximum levels under the Diamond Foods annual bonus program. Under the bonus program, named executive officers could receive no payment if performance objectives are not met.
(2)	The awards of options and restricted stock were granted under the 2005 Equity Incentive Plan. The restricted stock vests as to one-fourth of the shares on each anniversary of grant. The options vest as to one-fourth of the shares subject to the options on August 9, 2011, with the remainder vesting quarterly thereafter over the following three years. Amounts shown represent the grant date fair value under ASC Topic 718 of the restricted stock grants without giving effect to any forfeiture rate.

2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested (#)(2)		Market Value of Shares or Units of Stock that have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested ($)
Michael J. Mendes	253,333		—		—	17.00	7/20/15	20,000	(4)	1,431,800	—	—
	225,000	(5)	—		—	17.07	10/25/15	35,000	(6)	2,505,650	—	—
	63,288		—		—	21.00	1/10/16	37,500	(7)	2,684,625	—	—
	—		217,848	(8)	—	40.56	10/07/20	26,659	(8)	1,908,518	—	—
Steven M. Neil	10,000		—		—	17.00	7/20/15	11,250	(9)	805,388	—	—
	10,000		—		—	15.01	7/20/16	5,000	(6)	357,950	—	—
	10,000		—		—	17.03	7/20/17	15,000	(7)	1,073,850	—	—
	33,750	(10)	11,250	(10)	—	18.27	3/25/18	—		—	—	—
	—		38,617	(8)	—	40.56	10/07/20	14,177	(8)	1,014,931	—	—
Lloyd J. Johnson	16,500	(11)	16,500	(11)	—	28.03	9/30/18	16,500	(12)	1,181,235	—	—
	—		—		—	—		15,000	(7)	1,073,850	—	—
	—		35,259	(8)	—	40.56	10/07/20	12,944	(8)	926,661	—	—
Andrew Burke	15,000		—		—	14.93	6/19/16	3,750	(4)	268,463	—	—
	15,000	(13)	—		—	15.83	3/14/17	5,000	(6)	357,950	—	—
	—		—		—	—	—	5,500	(7)	393,745	—	—
	—		23,506	(8)	—	40.56	10/07/20	8,630	(8)	617,822	—	—
Stephen E. Kim	10,387		—		—	17.00	7/20/15	2,500	(4)	178,975	—	—
	7,000		—		—	21.00	1/10/16	3,500	(6)	250,565	—	—
	—		—		—	—	—	5,000	(7)	357,950	—	—
	—		20,148	(8)	—	40.56	10/07/20	7,397	(8)	529,551	—	—
Linda B. Segre	4,375	(14)	5,625	(14)	—	33.00	10/01/19	7,500	(15)	536,925	—	—
	—		11,753	(8)	—	40.56	10/07/20	4,315	(8)	308,911	—	—

(1)	All options set forth in the table have a ten-year term. The unvested portion of an option will expire prior to its stated expiration date in the event of the optionee’s termination of employment.
(2)	Represents restricted stock awards that vest subject to continued employment with Diamond.
(3)	The market value of the unvested restricted shares was computed using $71.59, which was the closing price of Diamond common stock on July 29, 2011.
(4)	These shares were granted on August 9, 2007, vested in four equal annual installments on the anniversary of the grant date, and were fully vested on August 9, 2011.
(5)	From 2001 until October 2005, Mr. Mendes was the beneficiary of a Long Term Incentive Compensation program (“LTIC”), pursuant to which Diamond agreed to provide Mr. Mendes with annual cash benefits over a ten year period, with payments to begin as early as Mr. Mendes’ 50th birthday under certain circumstances. To better align Mr. Mendes’ interests with those of our stockholders, on October 25, 2005, the Board approved terminating the LTIC and granted Mr. Mendes an option to purchase 225,000 shares of our common stock. The option vested over five years, and was fully vested on October 25, 2010.
(6)	These shares were granted on August 8, 2008, and vest in two equal annual installments on the third and fourth anniversaries of the grant date, until fully vested on August 8, 2012.
(7)	These shares were granted on August 7, 2009, and vest in two equal annual installments on the third and fourth anniversaries of the grant date, until fully vested on August 7, 2013.
(8)	These options and shares were granted on October 7, 2010 with a vesting commencement date of August 9, 2010. One-fourth of the options vested on the first anniversary of the vesting commencement date, and the balance vest in 12 equal quarterly installments thereafter until fully vested on August 9, 2014. The shares vest in four equal annual installments on each anniversary of the vesting commencement date, until fully vested on August 9, 2014.
(9)	These shares were granted on March 25, 2008 in connection with Mr. Neil’s employment with Diamond, and vest in four equal annual installments on the anniversary of the grant date, until fully vested on March 25, 2012.
(10)	These options were granted on March 25, 2008 in connection with Mr. Neil’s employment with Diamond. One-fourth of the options vested on the first anniversary of the grant date, and the balance vest in 12 equal quarterly installments thereafter until fully vested on March 25, 2012.

(11)	These options were granted on September 30, 2008 in connection with Mr. Johnson’s employment with Diamond. One-fourth of the options vested on September 30, 2009, and the balance vest in 12 equal quarterly installments thereafter until fully vested on September 30, 2012.
(12)	These shares were granted on September 30, 2008 in connection with Mr. Johnson’s employment with Diamond, and vest in four equal annual installments on the anniversary of the grant date, until fully vested on September 30, 2012.
(13)	These options were granted on March 14, 2007 in connection with Mr. Burke’s promotion to Senior Vice President, Marketing. One-third of the options vested on March 14, 2008, and the balance vested in eight equal quarterly installments thereafter until fully vested on March 14, 2010.
(14)	These options were granted on October 1, 2009 in connection with Ms. Segre’s employment with Diamond. One-fourth of the options vested on August 17, 2010, and the balance vest in 12 equal quarterly installments thereafter until fully vested on August 16, 2013.
(15)	These shares were granted on October 1, 2009 in connection with Ms. Segre’s employment with Diamond, and vest in four equal annual installments on the anniversary of August 17, 2009, until fully vested on August 17, 2013.

2011 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Michael J. Mendes	—	—	20,000	843,400
Steven M. Neil	—	—	22,500	1,093,500
Lloyd J. Johnson	—	—	8,250	342,870
Andrew Burke	—	—	3,750	158,138
Stephen E. Kim	—	—	3,200	134,944
Linda B. Segre	—	—	2,500	109,100

(1)	Represents shares of restricted stock that vested during fiscal 2011.
(2)	Calculated using the closing price of our common stock on the date of vesting.

PENSION BENEFITS

We maintain the Diamond Foods Retirement Restoration Plan, a defined benefit pension plan that provides unfunded, non-qualified benefits. The normal retirement benefit provided under the Retirement Restoration Plan is payable as a ten-year certain and life annuity beginning at age 60. The benefit is the amount by which the monthly target benefit under the plan exceeds the monthly benefit that was paid out in a prior year from the Diamond Foods, Inc. Pension Plan, a qualified defined benefit pension plan we sponsored previously but then terminated. The target benefit under the Retirement Restoration Plan is the amount resulting from the formula below that produces the higher benefit:

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

For the purposes of these calculations, annual average compensation is the highest average of annual compensation over five consecutive years out of the ten years preceding the earlier of the date of termination of employment and the participant’s 65th birthday. Compensation includes base salary and bonus, but excludes restricted stock awards.

Benefits are payable after the first to occur of the following:

•	Death

•	Disability

•	Termination of employment

•	Age 55

Benefits are reduced for commencement before age 60 as follows:

•	If the participant is at least age 50 with 10 or more years of service, the reduction is 1/3% per month for each month commencement precedes age 60.

•	Otherwise, the reduced benefit is the actuarial equivalent of the benefit commencing at age 60, based on 8% interest and Revenue Ruling 2001-62 mortality.

Benefits are paid as a single cash payment (lump sum) equal to the actuarial present value of the early retirement benefit. The lump sum amount is determined using the basis set forth in the General Agreement on Tariffs and Trade — Retirement Protection Act of 1994 (“GATT”), utilizing the average 30-year T-bond rate for the month two months prior to the month of distribution. The higher the interest rate, the lower the lump sum, and vice versa.

Alternatively, the participant may elect to receive his benefit as an annuity and/or at a later time, but only after filing a written request that satisfies IRC Section 409A timing rules.

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

•

Joint and survivor annuity — Under this form, the participant receives a monthly benefit paid for life. If the participant dies before their beneficiary, the beneficiary receives the selected percentage (50%, 66 2/3%, 75%, or 100%) of that monthly benefit for the rest of his or her life.

•	Lump sum payment — described above.

•	Any other payment form agreed to by Diamond Foods and the participant.

Determination of Value

The amounts shown below are based on retirement at age 60, which is the earliest age at which an unreduced retirement benefit is payable under the Retirement Restoration Plan. Other key assumptions used to determine the amounts are as follows:

•	An interest rate of 4.3%, the FASB ASC 715-30 discount rate as of July 31, 2011. The discount rate as of July 31, 2010 was 4.7%.

•

The value of benefits under the Retirement Restoration Plan has been determined assuming the benefit is received as a lump sum, with the conversion based on a 4.3% interest rate and the unisex Revenue Ruling 2001-62 mortality table. The conversion as of July 31, 2010 was based on a 4.7% interest rate assumption.

Our Chief Executive Officer is the sole participant in the Retirement Restoration Plan. The table below shows for him the number of years of credited service, present value of accumulated benefit and payments during the last fiscal year under the Retirement Restoration Plan. The years of credited service are years of service while employed by us, and no additional years of credited service have been granted.

2011 Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Michael Mendes	Retirement Restoration Plan	18.8	5,583,979	—

Potential Payments upon Employment Termination and Change of Control Events

We have entered into change of control agreements with our executive officers. Under these agreements, if we sell all or substantially all of our assets, complete a merger after which our stockholders before the merger do not own more than 50% of the surviving or successor entity’s outstanding voting securities after the merger, or any person or entity acquires 50% or more of our outstanding voting securities, and then after such change of control the successor entity terminates the executive officer without cause (as defined below) or the executive officer terminates his employment for good reason (as defined below), then the vesting of the executive officer’s restricted stock and stock options will accelerate and the executive officer will become entitled to receive severance payments equal to a multiple of his or her current yearly salary and maximum bonus. The multiple is three times for Mr. Mendes, two times for Mr. Neil and Mr. Johnson and one time for Mr. Burke, Mr. Kim, and Ms. Segre. In addition, if an executive officer elects to continue medical and/or dental coverage after termination, such executive officer will receive 18 monthly payments equal to the premium(s) for the coverage elected for such executive officer and dependents of such executive officer.

Under these agreements, the term “cause” means termination of employment due to the executive officer’s willful and continued failure to perform his or her duties to Diamond Foods or its successor after we (or our successor or the surviving entity) deliver a written demand for substantial performance to the executive officer, provided that this demand specifically identifies how we (or our successor or the surviving entity) believe that the executive officer has not substantially performed his or her duties, or the executive officer’s conviction of or plea of guilty or nolo contendere to felony criminal conduct.

Under these agreements, the term “good reason” means in each case without the executive officer’s consent or waiver: a material diminution of the executive officer’s duties or authority with Diamond Foods, or the assignment of duties and responsibilities inconsistent with his or her status at Diamond Foods, as of the date of the change of control; a reduction in base salary or material reduction in benefits as of the date of the change of control without the express written consent of the executive officer; any breach by us of any of our material obligations under our agreements with the executive officer; or a reassignment that requires the executive officer to move his or her principal work location more than 50 miles.

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

The table below presents estimated payments and benefits that would have been provided to each of our named executive officers assuming their respective terminations as of July 31, 2011 (pursuant to a change of control agreement with respect to the named executive officers other than Mr. Mendes, and pursuant to an employment letter agreement with respect to Mr. Mendes). As a condition of receiving any severance benefits in connection with the change of control agreements, the executive must execute a full waiver and release of all claims in our favor and agree to abide by covenants regarding confidentiality, non-solicitation of employees, non-interference with our business relationships and non-competition. In addition to the benefits described in the tables below, upon termination of employment executive officers may be eligible for other benefits that are generally available to all salaried employees, such as life insurance, long-term disability, and 401(k) benefits.

	Michael Mendes	Steven Neil	Lloyd Johnson	Andrew Burke	Stephen Kim	Linda Segre
Termination after Change of Control:
Severance — Multiple of base salary and maximum annual bonus	$6,525,000	$2,157,120	$1,987,680	$704,640	$556,200	$520,000
Post-termination COBRA reimbursement for 18 months	23,876	23,876	23,876	23,876	23,876	23,876
Acceleration of unvested restricted stock(1)	8,530,593	3,252,119	3,181,746	1,637,979	1,317,041	845,836
Acceleration of unvested options(1)	6,759,823	1,798,136	1,812,827	729,391	625,192	581,764

Total	$21,839,292	$7,231,251	$7,006,129	$3,095,886	$2,522,310	$1,971,476

Voluntary Retirement:
Payment under Retirement Restoration Plan(2)	$5,583,979	$—	$—	$—	$—	$—

Involuntary Termination:
Post-termination outplacement services	$10,000	$—	$—	$—	$—	$—
Post-termination base salary, health and welfare benefit continuation (12 months)(3)	740,516	—	—	—	—	—

Total	$750,516	$—	$—	$—	$—	$—

(1)	Amounts shown represent acceleration of vesting triggered by termination event after a change of control based on $71.59 per share, which was the closing price of our stock on August 1, 2011.
(2)	Amounts reflect estimated lump-sum present value of non-qualified retirement plan benefits.
(3)	Amounts reflect 12 months of base salary and COBRA reimbursements as of July 31, 2011.

DIRECTOR COMPENSATION

Non-employee members of our Board are compensated through cash retainers and stock option awards. For fiscal 2011, each member received an annual retainer of $50,000 and an annual option to purchase 10,000 shares of our common stock, at an exercise price per share equal to the fair market value of our common stock on the date of grant. The chairman emeritus received an additional annual retainer of $10,000, and members of Board committees received annual retainers as follows: Audit Committee chair —

$18,000 and other Audit Committee members — $8,000; Compensation Committee chair — $12,000 and other Compensation Committee members — $7,000; Nominating & Governance Committee chair — $9,000 and other Nominating & Governance Committee members — $4,000. All of our directors are reimbursed for their reasonable expenses in attending Board and Board committee meetings but receive no other fees for attending meetings. In July 2011, the Board created a lead independent director position and appointed Robert Zollars to serve as the lead independent director. Starting in fiscal 2012, the lead independent director will receive an additional annual retainer of $10,000.

Upon initial appointment or election to our Board, each non-employee director receives an automatic grant of restricted stock and an automatic stock option grant, under our 2005 Equity Incentive Plan. The number of shares of restricted stock is equal to $120,000 divided by the closing price of our stock on the date of grant. We retain the right to repurchase these shares for the nominal purchase price until they are vested. The restricted shares vest in three equal annual installments, commencing with the first anniversary of the date of grant, provided the director remains in continuous service as a director through that date. Prior to vesting, the director is entitled to vote and receive dividends with respect to such shares, but not to transfer them. Each award will become fully vested if we are acquired prior to or at the time of the director’s termination of service. Each non-employee director also receives an automatic grant of an option to purchase 10,000 shares of our common stock, at an exercise price per share equal to the fair market value of our common stock on the date of grant. These automatic option grants have ten-year terms and will terminate six months following the date the director ceases to be one of our directors or consultants or 12 months following that date, if the termination is due to death or disability. Each automatic grant of options vests and becomes exercisable in full on the anniversary of the date of grant, provided the director remains in continuous service as a director through that date. In addition, each option award will become fully vested and exercisable if we are acquired prior to or at the time of the director’s termination of service. Rick Wolford joined the Board in April 2011, and accordingly, he received an option to purchase 10,000 shares and 1,884 shares of restricted stock.

The following table shows the compensation earned in fiscal 2011 by members of our Board:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Laurence M. Baer	57,000	39,991	228,368	325,359
Edward A. Blechschmidt	68,000	39,991	203,006	310,997
John J. Gilbert	60,000	39,991	228,368	328,359
Robert M. Lea	50,000	39,991	228,368	318,359
Dennis Mussell (3)	46,500	39,991	—	86,491
Joseph P. Silveira (4)	58,000	39,991	228,368	326,359
Glen C. Warren, Jr.	67,333	39,991	228,368	335,692
Robert J. Zollars	66,000	39,991	228,368	334,359
Richard Wolford (5)	14,500	119,971	194,939	329,410

(1)	Represents the fair value of equity grant on the date of grant, even though the grant is subject to vesting, and excludes the impact of forfeitures related to service-based vesting conditions. The fair value of these grants is determined in accordance with ASC Topic 718. Amounts are based on our ASC Topic 718 assumptions described in “Note 3 of the Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K, without regard to forfeitures.
(2)	All of the non-employee directors other than Mr. Blechschmidt received an automatic award of an option to purchase 10,000 shares of our common stock on July 20, 2011 at an exercise price of $74.60 per share. Mr. Blechschmidt, who joined the Board on March 25, 2008, received an automatic award of an option to purchase 10,000 shares of our common stock on March 25, 2011, at an exercise price of $55.03 per share. Mr. Wolford, who joined the Board on April 27, 2011, received an automatic award of an option to purchase 10,000 shares of our common stock on April 27, 2011, at an exercise price of $63.68 per share. Represents the fair value of equity grant on the date of grant, even though the grant is subject to vesting, and excludes the impact of forfeitures related to service-based vesting conditions. The fair value of these grants is determined in accordance with ASC Topic 718. Amounts are based on our ASC Topic 718 assumptions described in “Note 3 of the Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K, without regard to forfeitures.
(3)	Mr. Mussell retired from the Board in March 2011.
(4)	Mr. Silveira died in November 2011.
(5)	Mr. Wolford joined the Board in April 2011.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Laurence M. Baer, Glen C. Warren, Jr. and Robert J. Zollars. None of the members of the Compensation Committee is, or was at any time, an officer or employee of Diamond or any of its subsidiaries. None of our executive officers serves or has served on the Board or Compensation Committee of any entity that has one or more executive officers serving our Board or Compensation Committee during the most recently completed fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of July 31, 2011 regarding equity awards under our 2005 Equity Incentive Plan:

Equity Compensation Plan Information Table

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,771,253	$27.34	685,187	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,771,253	$27.34	685,187	(1)

(1)	All of the shares available for grant under the 2005 Equity Incentive Plan may be issued in the form of stock options, restricted stock, stock bonuses, stock appreciation rights or restricted stock units. Under the terms of our 2005 Equity Incentive Plan, on the first business day of each fiscal year through 2014, the aggregate number of shares reserved and available for grant and issuance pursuant to the plan is automatically increased by a number of shares equal to 2% of the total outstanding shares as of the immediately preceding July 31, or a lesser number of shares determined by our Board, provided that no more than 25,000,000 shares may be issued pursuant to the exercise of incentive stock options.

OWNERSHIP OF DIAMOND COMMON STOCK

The following table sets forth, as of November 18, 2011 (unless otherwise noted), the beneficial ownership of shares of Diamond common stock by:

•	each person or group known to Diamond to be the beneficial owner of more than 5% of the outstanding shares of Diamond common stock;

•	each director and named executive officer of Diamond; and

•	all directors and executive officers of Diamond as a group.

To Diamond’s knowledge, except under community property laws or as otherwise noted, the stockholders listed in the table below have sole voting and investment powers with respect to the shares of Diamond common stock beneficially owned by them. The address of each director and executive officer is 600 Montgomery Street, 13th Floor, San Francisco, California 94111-2702. As of November 18, 2011, there were 22,058,169 shares of Diamond common stock outstanding.

The number of shares of Diamond common stock beneficially owned by each stockholder listed in table below is determined under the rules of the SEC and is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes those shares over which the stockholder has or shares voting or investment control and includes those shares that the stockholder has the right to acquire within 60 days after November 18, 2011 through the exercise of any stock option. The “Percentage of Outstanding Shares of Common Stock” column treats as outstanding all shares underlying options held by the named stockholder, but not shares underlying options held by other stockholders.

Name	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock
Directors and Officers:
Michael J. Mendes(1)	844,474	3.7%
Steven M. Neil(2)	164,606	*
Lloyd J. Johnson(3)	97,178	*
Andrew Burke(4)	83,918	*
Linda B. Segre(5)	26,553	*
Stephen E. Kim(6)	62,684	*
John J. Gilbert(7)(8)	150,142	*

Robert M. Lea(8)	96,322	*

Name	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock
Laurence M. Baer(8)	68,044	*
Glen C. Warren, Jr.(8)	78,044	*
Robert J. Zollars(9)	69,394	*
Edward A. Blechschmidt(10)	35,052	*
Richard G. Wolford	1,884	*
All 13 current directors and executive officers as a group(11)	1,778,295	7.7%
Other 5% Stockholders:
FMR LLC(12)	2,700,090	12.2%
Blackrock, Inc.(13)	2,109,182	9.6%
Columbia Wanger Asset Management, LLC(14)	1,825,000	8.3%
Baron Capital Group, Inc.(15)	1,441,541	6.5%
Del Mar Master Fund Ltd.(16)	1,271,500	5.8%

*	Less than one percent.
(1)	Includes 609,698 shares that may be acquired upon exercise of stock options in the next 60 days. Also includes 30,529 shares purchased by Mr. Mendes in the open market.
(2)	Includes 75,818 shares that may be acquired upon exercise of stock options.
(3)	Includes 35,768 shares that may be acquired upon exercise of stock options.
(4)	Includes 37,346 shares that may be acquired upon exercise of stock options.
(5)	Includes 9,298 shares that may be acquired upon exercise of stock options.
(6)	Includes 23,683 shares that may be acquired upon exercise of stock options.
(7)	Includes 42,833 shares in the name of Gilbert Orchards and 20,076 shares in the name of Rio Oso Groves, Inc. Mr. Gilbert is an owner and executive officer of Rio Oso Groves, Inc. and Gilbert Orchards. Mr. Gilbert has sole voting and dispositive control over the shares owned by Rio Oso Groves, Inc. Mr. Gilbert and William H. Gilbert have shared voting and dispositive control over the shares owned by Gilbert Orchards. Also includes 19,189 shares in the name of The John and Sandra Gilbert Trust DTD 3/6/2000 purchased in the open market. Mr. Gilbert is a co-trustee of the trust.
(8)	Includes 60,000 shares that may be acquired upon exercise of stock options.
(9)	Includes 60,000 shares that may be acquired upon exercise of stock options. Shares indicated above are beneficially owned by Mr. Zollars’ family limited partnership.
(10)	Includes 30,000 shares that may be acquired upon exercise of stock options.
(11)	Includes an aggregate of 1,170,986 shares that may be acquired upon exercise of stock options by all directors and executive officers as a group.
(12)	Based on amended Schedule 13G filed by FMR LLC on February 14, 2011 with the SEC. The address for FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109. FMR LLC has sole voting and dispositive power over 4,690 shares and sole dispositive power over 2,700,090 shares.
(13)	Based on amended Schedule 13G filed on February 4, 2011 by Blackrock, Inc. The address for Blackrock, Inc. is 40 East 52nd Street, New York, New York 10022. Blackrock, Inc. has sole voting and dispositive power over 2,109,182 shares.
(14)	Based on Schedule 13G filed on February 10, 2011 by Columbia Wanger Asset Management, LLC. The address for Columbia Wanger Asset Management, LLC is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606. Columbia Wanger Asset Management, LLC has sole voting and dispositive power over 1,672,000 shares and sole dispositive power over 1,825,000 shares.
(15)	Based on Schedule 13G filed on February 14, 2011 by Baron Capital Group, Inc. The address for Baron Capital Group, Inc. is 767 Fifth Avenue, 49th Floor, New York, New York 10153. Baron Capital Group, Inc. has sole voting and dispositive power over no shares and sole dispositive power over 1,441,541 shares.
(16)	Based on Schedule 13G filed on May 9, 2011 by Del Mar Master Fund, Ltd. (“Master Fund”). The address for Del Mar Master Fund, Ltd. is 711 Fifth Avenue, New York, New York 10022. Del Mar Asset Management, LP (“DMAM”) serves as the investment manager of Master Fund. Del Mar Management, LLC (the “GP”) serves as the general partner of DMAM. Mr. David Freelove serves as the managing member of the GP. Each of Master Fund, DMAM, the GP and Mr. Freelove has shared voting and dispositive power over 1,271,500 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Any related party transactions must be reviewed and approved by the Audit Committee or another independent body of our Board in accordance with the written Audit Committee Charter.

Grower Payments

Diamond has paid members of our Board who were also growers from whom Diamond purchases walnuts, or an affiliate of such growers, for walnut products Diamond received from them in the ordinary course of business.

The following table shows the payments received by the directors who sold walnuts to Diamond in fiscal 2011 and fiscal 2012 through November 18, 2011:

Name	Fiscal Year	Grower Payments
John J. Gilbert(1)	2012	$2,206,046
	2011	$2,744,476
Robert M. Lea	2012	$877,426
	2011	$844,487

(1)	Represents amounts paid to Rio Oso Groves, Inc., of which Mr. Gilbert is an owner and executive officer, and to Gilbert Orchards, a corporation of which Mr. Gilbert is an owner and executive officer.

INDEPENDENT DIRECTORS

The Board has determined that each of Mr. Baer, Mr. Blechschmidt, Mr. Wolford, Mr. Warren and Mr. Zollars is an “independent director” under applicable NASDAQ listing standards, a “non-employee director” as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”), and an “outside director” as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986 (“IRC”). Mr. Baer is the President of the San Francisco Giants Baseball Club, with whom we have a corporate sponsorship arrangement. In connection with the sponsorship, we paid the San Francisco Giants Baseball Club a fee and receive sampling, signage and other brand exposure benefits at AT&T Park during the baseball season. The amount of the fee is not material to Diamond Foods or the San Francisco Giants Baseball Club, and Mr. Baer does not receive any material direct or indirect benefit from the fee that would impair his independence.

Item 14. Principal Accounting Fees and Services

AUDIT FEES

The following table presents information regarding the fees estimated and billed by Deloitte & Touche LLP and affiliated entities for the 2011 and 2010 fiscal years.

	Year Ended July 31,
Nature of Services	2011	2010
	(In thousands)
Audit Fees	$1,630	$1,259
Audit-related Fees	$153	190
Tax Fees	$66	—
All Other Fees	—	—

Total Fees	$1,849	$1,449

Audit Fees. This category includes services provided in connection with the audit of our annual financial statements, the audit of our internal control over financial reporting, the review of our unaudited, quarterly consolidated financial statements and review of our periodic and current reports filed with the SEC. The category also includes advice on accounting matters that arose during, or as a result of, the audit or review of interim financial statements and foreign statutory audits required by non-U.S. jurisdictions.

Audit-related Fees. In fiscal 2011, audit-related fees were incurred in connection with a business combination pursuant to a registration statement on Form S-4. In fiscal 2010, audit-related fees were incurred in connection with our public offering of common stock pursuant to a registration statement on Form S-3, which closed March 2010.

Tax Fees. In fiscal 2011, tax fees were incurred in connection with research and development tax services. We did not incur any tax fees with Deloitte & Touche LLP in fiscal 2010.

All Other Fees. We did not incur any other fees with Deloitte & Touche LLP in fiscal 2010 or 2011.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Our Audit Committee charter provides that the Audit Committee will approve the fees and other significant compensation to be paid to our independent auditors, and pre-approve all audit services and all non-audit services of independent auditors permitted under applicable law. The charter also provides that the Audit Committee may establish other pre-approval policies and procedures for the engagement of independent auditors to render services to us, including without limitation policies that would allow the delegation of pre-approval authority to one or more members of the Audit Committee, provided that any pre-approval decision is reported to the Audit Committee at its next scheduled meeting. The Audit Committee has delegated pre-approval authority for up to $25,000 in expenses to the chairman of the Audit Committee. The chairman or the Audit Committee has approved all audit and audit-related work covered by the Audit Fees and Tax Fees. All fees listed above paid to our independent auditors during fiscal 2010 and 2011 were for work performed by the independent auditors’ full-time, permanent employees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

3. Exhibits.

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

Incorporated by Reference
Number	Exhibit Title	Filed with This Report	Form	File No.	Date Filed

2.01	Share Purchase Agreement, dated as of February 25, 2010, by and among Diamond Foods, Inc., DFKA Ltd and Lion/Stove Luxembourg Investment S.a.r.l.		8-K/A	000-51439	March 1, 2010

3.01	Certificate of Incorporation, as amended		S-1	333-123576	July 15, 2005

3.02	Restated Bylaws		S-1	333-123576	March 25, 2005

4.01	Form of Certificate for common stock		S-1	333-123576	July 18, 2005

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers		S-1	333-123576	March 25, 2005

10.02*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement		S-1	333-123576	March 25, 2005

10.03*	2005 Employee Stock Purchase Plan and form of subscription agreement		S-1	333-123576	March 25, 2005

10.04*	Diamond Walnut Growers, Inc. 401(k) Plan		S-1	333-123576	March 25, 2005

10.05*	Diamond Walnut Growers, Inc. Retirement Restoration Plan		S-1	333-123576	March 25, 2005

10.06*	Diamond of California Management Pension Plan		S-1	333-123576	March 25, 2005

10.07	Diamond Walnut Growers, Inc. Pension Plan, as restated		S-1	333-123576	March 25, 2005

10.08*	Employment Agreement, dated March 25, 1997, between Registrant and Michael J. Mendes		S-1	333-123576	March 25, 2005

10.09*	Description of Director Compensation Arrangements		S-1	333-123576	March 25, 2005

10.10	Form of Walnut Purchase Agreement		S-1	333-123576	May 3, 2005

10.11	Rights Agreement, dated as of April 29, 2005, by and between Registrant and EquiServe Trust Company, N.A.		S-1	333-123576	May 3, 2005

10.12*	Form of Change of Control and Retention Agreement between Registrant and each of its executive officers		S-1	333-123576	May 3, 2005

10.13	Amendment to Diamond Foods, Inc. Pension Plan		8-K	000-51439	September 20, 2006

Incorporated by Reference
Number	Exhibit Title	Filed with This Report	Form	File No.	Date Filed

10.14*	Form of Tax Withholding Agreement		8-K	000-51439	July 20, 2007

10.15*	Form of Stock Withholding Agreement		8-K	000-51439	January 10, 2007

10.16*	Offer Letter between Steven M. Neil and Diamond Foods, Inc.		10-Q	000-51439	March 11, 2008

10.17*	Offer Letter between Lloyd Johnson and Diamond Foods, Inc.		10-K	000-51439	July 31, 2008

10.18	Credit Agreement between Diamond Foods, Inc. and Bank of America, N.A., dated September 15, 2008		8-K	000-51439	September 17, 2008

10.19*	Offer Letter between Linda Segre and Diamond Foods, Inc.		10-K	000-51439	July 31, 2009

10.20	Credit Agreement, dated as of February 25, 2010, by and among Diamond Foods, Inc., the Lenders party thereto, Bank of America, N.A., Banc of America Securities LLC and Barclays Capital		8-K/A	000-51439	March 1, 2010

10.21	Transaction Agreement		8-K	000-51439	April 5, 2011

10.22	Separation Agreement		8-K	000-51439	April 5, 2011

10.23	Credit Agreement, dated October 5, 2011, by and among Diamond Foods, Inc., Wimbledon Acquisition LLC, Bank of America, N.A., the Lenders party thereto	X

10.24*	Annual Bonus Program		8-K	000-51439	July 14, 2008

10.25*	Description of Director Compensation Arrangements	X

21.01	List of Subsidiaries of Diamond Foods, Inc.		10-K	000-51439	September 15, 2011

23.01	Consent of Independent Registered Public Accounting Firm		10-K	000-51439	September 15, 2011

31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

*	Indicates management contract or compensatory plan or arrangement

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

DIAMOND FOODS, INC.

By:	/s/ Steven M. Neil
Steven M. Neil Chief Financial and Administrative Officer

Date: November 28, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.23	Credit Agreement, dated October 5, 2011, by and among Diamond Foods, Inc., Wimbledon Acquisition LLC, Bank of America, N.A., the Lenders party thereto

10.25	Description of Director Compensation Arrangements

31.01	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer

31.02	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer