Form 10-K/A
period 2011-07-31
Diamond Foods Inc
filed 2012-11-14
CIK 1320947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.: 000-51439

DIAMOND FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2556965
(State of Incorporation)	(IRS Employer Identification No.)

600 Montgomery Street, 13th Floor San Francisco, California	94111-2702
(Address of Principal Executive Offices)	(Zip Code)

415-445-7444

(Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:
Common Stock, $0.001 par value	NASDAQ Global Select Market
Series A Junior Participating Preferred Stock Purchase Right	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

As of January 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,032,155,294 based on the closing sale price as reported on the NASDAQ Stock Market. As of October 31, 2012, there were 22,085,507 shares of common stock outstanding.

EXPLANATORY NOTE

On November 1, 2011, we announced that the Audit Committee of our Board of Directors was conducting an internal investigation of our accounting for certain crop payments made to walnut growers. Subsequent to fiscal year end 2011 and 2010 we made payments to walnut growers of approximately $61.5 million and $20.8 million, referred to as Momentum Payments and Continuity Payments, respectively. As a result of an evaluation of the substance of information obtained in this investigation, we determined that the Momentum Payments and Continuity Payments related to the prior year walnut crops and such payments were not accounted for in the correct periods. Further, the Company and Audit Committee concluded that the original quarterly walnut crop cost estimates used in certain interim periods of fiscal 2011 and fiscal 2010 as well as the subsequent changes to the estimates in certain interim periods were not sufficiently supported and were not based on consideration of all relevant information available at the time. Accordingly, the previously issued consolidated financial statements as of and for the fiscal years ended July 31, 2011 and 2010, as well as the interim periods ended January 31, 2010, April 30, 2010, July 31, 2010 and October 31, 2010, January 31, 2011, April 30, 2011 and July 31, 2011 needed to be restated to record these walnut grower payments and, with respect to the forgoing interim periods, correct the original quarterly walnut crop cost estimates.

In addition, we made corrections to accounts payable and accrued liabilities to record expenses in the proper periods, and other adjustments discovered subsequent to the initial filing of our Annual Report on Form10-K for the fiscal year ended July 31, 2011. Finally, we made other corrections to address items that were previously identified but that had not been deemed material individually and in the aggregate. For further information related to the restatements see Note 15 of the Notes to Consolidated Financial Statements.

Management has re-evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011 and the effectiveness of our internal control over financial reporting as of July 31, 2011 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have determined that material weaknesses in our internal controls existed as of July 31, 2011. For a description of the material weaknesses in our internal control over financial reporting and our plan to remediate those material weaknesses, see Part II – Item 9A Controls and Procedures.

We filed Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, on November 28, 2011, to include information required pursuant to Part III, which otherwise would be found in our definitive proxy statement for our annual meeting of stockholders, and Part IV.

We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the purpose of restating our audited consolidated financial statements and related disclosures for the fiscal years ended July 31, 2011 and 2010, and to revise our disclosure on our controls and procedures as of July 31, 2011. Please refer to Note 15 of the Notes to Consolidated Financial Statements and Item 9A Controls and Procedures. The following items in this report have been amended to give effect to the restatement of our consolidated financial statements:

•	Item 6. Selected Financial Data

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8. Financial Statements and Supplementary Data

•	Item 9A. Controls and Procedures

•	Item 15. Exhibits and Financial Statement Schedules

Concurrently with the filing of this amendment, we are filing our Quarterly Reports on Form 10-Q for each of the quarterly periods ended October 31, 2011, January 31, 2012 and April 30, 2012, which reports will include restated unaudited condensed consolidated financial statements and related financial information for the fiscal 2011 comparative periods presented in those reports, reflecting the effects of the restatement.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This amendment to our 2011 Annual Report on Form 10-K includes forward-looking statements, including statements about our future financial and operating performance and results, business strategy, market price, brand portfolio and performance, our SEC filings, enhancing internal controls and remediating material weaknesses. These forward-looking statements are based on our assumptions, expectations and projections about future events only as of the date of this amendment, and we make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the SEC. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this amendment and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this amendment. Actual results may differ materially from what we currently expect because of many risks and uncertainties, such as: the possibility that we may be required to file additional periodic reports and financial statements in connection with our restatement disclosures; our leverage, which may make it more difficult for us to respond to changes in our business, markets and industry; possible increased borrowing costs; potential difficulties raising additional capital if needed, and the potential dilutive impact of any such equity capital raising; uncertainty and expense related to litigation and regulatory proceedings; the possibility that our common stock will be delisted from trading on the Nasdaq Stock Market; potential difficulties in signing up growers to new walnut purchase agreements; uncertain availability and cost of walnuts and other raw materials; increasing competition and possible loss of key customers; and general economic and capital markets conditions.

As used in this Annual Report, the terms “Diamond Foods,” “Diamond,” “Company,” “Registrant,” “we,” “us,” and “our” mean Diamond Foods, Inc. and its subsidiaries unless the context indicates otherwise.

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

We are an innovative packaged food company focused on building and energizing brands. We specialize in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, we complemented our strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In September 2008, we acquired the Pop Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market, additional supply chain economies of scale and cross promotional opportunities with our existing brands. In March 2010, we acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand® to our existing portfolio of leading brands in the snack industry.

We sell our products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels. We have three product lines:

•

Snack. We sell snack products under the Emerald®, Pop Secret® and Kettle Brand® brands. Emerald products include roasted, glazed and flavored nuts, trail mixes, granola, dried fruit and similar offerings that are sold where snack nuts and convenient breakfast items are sold. In September 2008, we expanded our snack product line with the acquisition of the Pop Secret microwave popcorn from General Mills, Inc. Microwave popcorn products are offered in a variety of traditional flavors, as well as a “better-for-you” product offering featuring 100-calorie packs. In March 2010, we complemented our snack portfolio with the acquisition of Kettle Foods, a leading premium potato and tortilla chip company. Kettle Foods products are offered in a variety of flavors and sizes. Our snack products are typically available in grocery store snack, natural and produce aisles, mass merchandisers, club stores, convenience stores, drug stores, natural food stores and other places where snacks are sold.

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

•

Non-retail. Our non-retail nut business includes international markets and North American ingredient customers. We market ingredient nuts internationally under the Diamond of California® brand to food processors, restaurants, bakeries and food service companies and their suppliers. Diamond’s institutional and industrial customers use our standard or customer-specified products to add flavor and texture in their product offerings.

Our net sales were as follows (in millions):

	Year Ended July 31,
	2011	2010	2009
Snack	$553.7	$323.6	$188.9
Culinary and Retail In-shell	263.2	249.0	276.2

Total Retail	816.9	572.6	465.1

International Non-Retail	119.0	69.2	68.9
North American Ingredient/Food Service Other	30.8	40.5	36.9

Total Non-Retail	149.8	109.7	105.8

Total Net Sales	$966.7	$682.3	$570.9

Sales to Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), accounted for approximately 15%, 17% and 21% of our net sales for fiscal 2011, 2010 and 2009, respectively. Sales to Costco Wholesale Corporation accounted for 11%, 12% and 13% of our net sales for fiscal 2011, 2010 and 2009, respectively. No other single customer accounted for more than 10% of our net sales.

Marketing

We believe that our marketing efforts are fundamental to the success of our business. Advertising expenses were $45.0 million in fiscal 2011, $33.7 million in fiscal 2010 and $28.8 million in fiscal 2009. We develop marketing strategies specific to each product line, focusing on building brand awareness and attracting consumers to our offerings.

Our consumer-targeted marketing campaigns include television, print and digital advertisements, coupons, co-marketing arrangements with complementary consumer product companies and cooperative advertising with select retail customers. Our television advertising airs on national network, cable channels and digital media. We design and provide point-of-purchase displays for use by our retail customers. These displays help to merchandize our products in a consistent, eye-catching manner and make our products available for sale in multiple locations in a store, which increases impulse purchase opportunities. Our public relations and event sponsorship efforts are an important component of our overall marketing and brand awareness strategy. We offer samples and support active lifestyle consumers by sponsoring events such as running events. Promotional activities associated with our ingredient/food service products include attending regional and national trade shows, trade publication advertising and customer-specific marketing efforts. These promotional efforts highlight our commitment to quality assurance, processing and storage capabilities and product customization.

Sales and Distribution

In North America, we sell our consumer products through our sales personnel directly to large national grocery, mass merchandiser, club, convenience stores and drug store chains. Our sales department also oversees our broker and distributor network. Our distributor network carries Kettle Brand® potato chips to grocery, convenience and natural food stores in various parts of the United States and Canada. In the United Kingdom, we sell our potato chip products through our sales personnel directly to national grocery, co-op and impulse store chains.

We distribute our products from our production facilities in California, Indiana, Oregon, Wisconsin and Norwich, England, and from leased warehouse and distribution facilities in California, Georgia, Illinois, Indiana, New Jersey, Oregon, Wisconsin, Ontario, Canada and Snetterton, England. Our sales administration and logistics departments manage the administration and fulfillment of customer orders. The majority of our products are shipped from our production, warehouse and distribution facilities by contract and common carriers.

Product Development and Production

Our innovation program is broken down into four phases. A cross-functional team leads this process from idea generation through commercialization. Our team utilizes outside partners to bring additional expertise as well as resources to the front end of this development process. Once new products have been identified an internal, cross-functional commercialization team manages the process from inception to large-scale production and is responsible for consistently delivering high-quality products to market. We process and package most of our nut products at the Stockton, California and Fishers, Indiana facilities; our popcorn products are primarily processed and packaged in the Van Buren, Indiana facility under a third-party co-pack arrangement; and our potato chips are processed and packaged at Salem, Oregon, Beloit, Wisconsin and Norwich, England facilities. Periodically, we may use third parties to process and package a portion of our products when warranted by demand and specific technical requirements.

Competition

We operate in a highly competitive environment. Our products compete against food products sold by many regional and national companies, some of which are larger and have substantially greater resources than we do. We believe that additional competitors will enter all of the markets in which we operate. We also compete for shelf space of retail grocers, convenience stores, drug stores, mass merchandisers, natural food and club stores. As these retailers consolidate, the number of customers and potential customers declines and their purchasing power increases. As a result, there is greater pressure to manage distribution capabilities in ways that increase efficiency for these large retailers, especially on a national scale. In general, competition in our markets is based on product value, price, brand recognition and loyalty. The combination of the strength of our brands, our product quality and differentiation, as well as our broad channel distribution, helps us to compete effectively in each of these categories. Our principal competitors are regional and national walnut handlers and nut manufacturers, national popcorn manufacturers, regional and national potato chip manufacturers, and regional, national and international food suppliers.

Raw Materials and Supplies

We obtain our raw materials from domestic and international sources. We currently obtain a majority of our walnuts from growers located in California who have entered into supply contracts with us. We also purchase walnuts from time to time from other growers and walnut processors on the open market. We purchase other nuts from domestic and international processors on the open market. For example, during fiscal 2011, all of the walnuts, peanuts and almonds we obtained were grown in the United States, most of our supply of hazelnuts came from the United States, and our supply of pecans was sourced from the United States and Mexico. With respect to nut types sourced primarily from abroad, we import Brazil nuts from the Amazon basin, cashew nuts from India, Africa, Brazil and Southeast Asia and pine nuts from China and Turkey. Outside of our nut products, we obtain corn from our primary third party co-packer in the United States, with additional sourcing capabilities, if needed, from Argentina. We obtain potatoes from the United States and the United Kingdom, with additional sourcing capabilities, if needed, from Europe.

We believe that we will be able to procure an adequate supply of raw materials for our products in the future, although the availability and cost of raw materials are subject to crop size, quality, yield fluctuations, changes in governmental regulation, and the rate of supply contract renewals, as well as other factors.

We purchase all other supplies used in our business from third parties. Those supplies include, for example, roasting oils, seasonings, plastic containers, foil bags, labels and other packaging materials. We believe that each of these supplies is available from multiple sources and that our business is not materially dependent upon any individual supplier relationship.

Trademarks and Patents

We market and sell our products primarily under the Diamond®, Emerald®, Pop Secret® and Kettle Brand® brands, each of which are protected with trademark registration with the U.S. Patent and Trademark Office, as well as in various other jurisdictions. Our agreement with Blue Diamond Growers limits our use of the Diamond® brand in connection with our marketing of snack nut products, but preserves our exclusive use of our Diamond brand for all culinary and in-shell nut products. We also own two U.S. patents related to nut processing methods, a number of U.S. patents acquired from General Mills related to popcorn pouches, flavoring and microwave technologies and patents acquired through the acquisition of Kettle Foods related to the manufacturing of chips and tortillas. While these patents, which have various durations, are an important element of our success, our business as a whole is not materially dependent on them. We expect to continue to renew for the foreseeable future those trademarks that are important to our business.

Seasonality

We experience seasonality in our business. Demand for our in-shell and culinary products are highest during the months of October, November and December. In sourcing walnuts, we contract directly with growers for their walnut crop. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the year in accordance with our walnut purchase agreements with the growers. We typically receive pecans during the period from October to March, and we pay for our pecan receipts over such period. Generally, we receive and pay for approximately 50% of the corn for popcorn in November, and approximately 50% in April. We contract for potatoes and oil annually and receive and pay for supply throughout the year. Generally, demand for potato chips is highest in the months of June, July and August in the United States and November and December in the United Kingdom. As a result of this seasonality, our personnel, working capital requirements and inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California and Fishers, Indiana facilities associated with the annual walnut harvest and seasonal in-shell and culinary product demand.

Employees

As of July 31, 2011, we had 1,797 full-time employees consisting of 1,310 production and distribution employees, 393 administrative and corporate employees and 94 sales and marketing employees. Our labor requirements typically peak during the last quarter of the calendar year, when we generally use temporary labor to supplement our full-time work force. Our production and distribution employees in the Stockton, California plant are members of the International Brotherhood of Teamsters. We consider relations with our employees to be good.

Available Information

We make available, free of charge, on the Investor Relations page of our Internet website at http://www.diamondfoods.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on our website is not incorporated into this report and is not a part of this report.

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

Risks Related to Our Business

Diamond, and some of our current and former officers and directors, have been named as parties to various lawsuits arising out of or related to Diamond’s restatement of the consolidated financial statements, primarily resulting from our accounting for payments to walnut growers related to fiscal 2010 and fiscal 2011, and those lawsuits could adversely affect Diamond, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations and cash flows to suffer.

In November 2011, December 2011 and June 2012, various putative shareholder class action and derivative complaints were filed in federal and state court against Diamond and certain current and former Diamond directors and officers.

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from The Procter & Gamble Company (“P&G”). The various suits assert claims covering the period from December 9, 2010 through November 4, 2011 and seek compensatory damages, interest thereon, costs and expenses incurred in such actions, as well as equitable or other relief. On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On March 20, 2012, the court appointed a lead plaintiff, and on June 13, 2012, the court appointed lead counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our outside auditor as defendants.

Beginning on November 14, 2011, three putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond Foods and naming certain executive officers and the members of our board of directors as individual defendants. On January 17, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Shareholder Derivative Litigation and appointed co-lead counsel. On February 16, 2012, plaintiffs filed their consolidated complaint, naming certain current and former executive officers and members of our board, and our outside auditor, as individual defendants. The consolidated complaint arises from the same or similar alleged facts as alleged in the federal securities action and the federal derivative litigation (discussed in the next paragraph below), and purported to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and against the auditor for professional negligence and breach of contract. The suit seeks the recovery of unspecified damages allegedly sustained by Diamond, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, the recovery of plaintiff’s attorney’s fees and other relief.

On November 28, 2011 and December 19, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming certain current and former executive officers and members of our board of directors as individual defendants. On February 16, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint on March 1, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants, and also adding our outside auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the

Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010 and on or about September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and, against our auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. On April 16, 2012, Diamond moved to dismiss the action. On May 29, 2012, the court granted Diamond’s motion and dismissed the action with prejudice, based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ Section 14(a) claims. The court entered judgment in favor of Diamond the same day. On June 4, 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 29, 2012 order granting Diamond’s motion to dismiss.

On February 22, 2012, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of Diamond’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. This action has been stayed by the agreement of the parties.

On June 27, 2012, two putative shareholder derivative lawsuits, Board of Trustees of City of Hialeah Employees’ Retirement System v. Mendes, et al. and Lucia v. Mendes et al., were filed in the Delaware Chancery Court purportedly on behalf of Diamond and naming certain current and former executive officers and members of our board of directors as individual defendants. On August 7, 2012 the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation and appointed co-lead counsel. Plaintiffs filed their consolidated complaint on September 19, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants. The suit is based on essentially the same allegations as those in the federal securities action and the federal and California derivative litigation and purports to set forth claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and breach of the duty of loyalty. The suit seeks recovery of unspecified damages allegedly sustained by Diamond, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, equitable and/or injunctive relief, to recover plaintiffs’ attorney’s fees and other relief.

We cannot predict the outcome of these lawsuits. The matters which led to our Audit Committee’s investigation and the restatement of our consolidated financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We and our current and former officers and directors may, in the future, be subject to additional litigation relating to such matters. Subject to certain limitations, we are obligated to indemnify our current and former officers and directors in connection with such lawsuits and any related litigation or settlements amounts. Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our current or former officers and directors, could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees. An unfavorable outcome in any of these matters could exceed coverage provided under potentially applicable insurance policies, which is limited. Any such unfavorable outcome could have a material effect on our business, financial condition, results of operations and cash flows. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.

Government investigations may require significant management time and attention, result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flows to suffer. Diamond could face additional governmental investigations with respect to these matters, could incur substantial costs to defend any such investigations and be required to pay damages, fines and penalties, or incur additional expenses or be subject to injunctions as a result of the outcome of such investigations. The unfavorable resolution of one or more matters could adversely impact Diamond.

On December 14, 2011, Diamond received a formal order of investigation from the staff of the United States Securities and Exchange Commission (“SEC”). In addition, Diamond has had contact with the U.S. Attorney’s office for the Northern District of California (“DOJ”). We have cooperated with the government and expect to continue to do so. The amount of time needed to resolve these investigations is uncertain, and we cannot predict the outcome of these investigations or whether we will face additional government investigations, inquiries or other actions related to our accounting for payments to walnut growers or otherwise. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the ongoing governmental investigation and any future government inquiries, investigations or actions. These matters could require us to expend significant management time and incur significant legal and other expenses and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, which could have a material effect on our financial condition, business, results of operations and cash flow.

If the SEC or DOJ were to commence legal action, we could be required to pay significant penalties and could become subject to injunctions, a cease and desist order and other equitable remedies. The filing of our restated consolidated financial statements will not resolve the SEC investigation. We can provide no assurances as to the outcome of any governmental investigation.

We have not been in compliance with the Nasdaq Stock Market’s requirements for continued listing and as a result our common stock may be delisted from trading on Nasdaq, which would have a material effect on us and our stockholders.

We have been delinquent in the filing of our periodic reports with the SEC, and have delayed convening our annual meeting of stockholders, as a result of which we are not in compliance with the rules of the Nasdaq Stock Market and are subject to having our stock delisted from trading on Nasdaq. Nasdaq has approved our common stock for continued listing contingent upon our ability to convene our 2012 annual meeting of stockholders no later than January 14, 2013. There can be no assurance that we will be able to comply with this condition, in which case our common stock may again be subject to delisting by Nasdaq. If our common stock is delisted, there can no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

As a result of the delayed filing of our periodic reports with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filing of our periodic reports with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year and there can be no assurance that we will be able to timely file such reports in the future. Should we wish to register the offer and sale of our securities to the public, our transaction costs would increase and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

If we do not adequately manage our financial reporting and internal control systems and processes, our ability to manage and grow our business may be harmed.

Our ability to implement our business plan and comply with regulations requires an effective planning and management process. We expect that we will need to improve existing operational and financial systems, procedures and controls, and implement new ones, to manage our future business effectively. Any implementation delays, or disruption in the transition to new or enhanced systems, procedures or controls, could harm our ability to forecast sales, manage our supply chain, and record and report financial and management information on a timely and accurate basis.

We have determined that material weaknesses exist in our system of internal control over financial reporting, which could have a material impact on our business.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. In connection with the Audit Committee’s investigation of the accounting for certain payments to walnut growers, and the restatement of our consolidated financial statements, we determined that we had material weaknesses in our control environment, as follows:

•

Control Environment – The control environment, which includes the Company’s Code of Conduct and Ethics Policy, is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its employees, and is the foundation for the other components of internal control over financial reporting. Senior management’s operating style did not result in the open flow of information and communication and set a tone that contributed to an ineffective control environment in which dissemination of information was limited and alternative ideas were not routinely encouraged. This control environment material weakness contributed significantly to the material weaknesses related to walnut grower accounting described below.

•

Walnut Grower Accounting – Senior management did not document the accounting policies or sufficiently design the processes for walnut grower payments and determination of walnut cost estimates. Further, management did not effectively or consistently communicate the nature and intent of certain walnut grower payments throughout the organization which contributed to conflicting communications with growers and incomplete and ineffective communication and flow of information throughout the company and to those charged with governance. The controls in place at the time were not designed to ensure that the annual walnut costs and the quarterly walnut cost estimates and changes in such estimates were sufficiently supported and based on consideration of all relevant information. The controls in place at that time were also not designed to provide for appropriate segregation of duties. These factors caused our controls related to accounting for walnut grower payments and quarterly walnut cost estimates to be ineffective for ensuring that walnut costs were recorded correctly within the appropriate period.

•

Accounts Payable and Accrued Expenses – Our controls over invoice processing were improperly designed and were not effective in ensuring that costs were recorded within the appropriate account and period. Controls were not in place to address the volume and nature of payment processing.

Due to these material weaknesses, we have concluded that as of the end of the period covered by this report, our internal control over financial reporting, and our disclosure controls and procedures, were not effective. Until these control deficiencies are fully remediated, it may be more difficult for us to manage our business, our results of operations could be harmed, our ability to report results accurately and on time could be impaired, investors may lose faith in the reliability of our statements, and the price of our securities may be materially impacted.

We do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will be identified in the future.

Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in additional material misstatements in our consolidated financial statements. Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting. The existence of a material weakness could result in errors in our consolidated financial statements that could require a restatement of our consolidated financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We may be required to conduct product recalls and concerns with the safety and quality of food products could cause consumers to avoid our products and reduce our sales, net income and liquidity.

The sale of food products for human consumption involves risk of injury to consumers. We face risks associated with product recalls and liability claims if our products become adulterated, mislabeled or misbranded, or cause injury, illness or death. Our products may be subject to product tampering and to contamination and spoilage risks, such as mold, bacteria, insects and other pests, shell fragments, cross-contamination and off-flavor contamination. If any of our products were to be tampered with, or otherwise tainted and we were unable to detect it prior to shipment, our products could be subject to a recall. Recalls might also be required due to usage of raw materials provided by third-party ingredient suppliers. Such suppliers are required to supply material free of contamination, but may, on occasion, identify issues after selling material to Diamond manufacturing locations. Our ability to sell products could be reduced if governmental agencies conclude that our products have been tampered with, or that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. A significant product recall could cause our products to be unavailable for a period of time and reduce our sales. Adverse publicity could result in a loss of consumer confidence in our products, damage to our reputation and also reduce our sales for an extended period. Product recalls and product liability claims could increase our expenses and have an adverse effect on demand for our products and, consequently, reduce our sales, net income and liquidity.

Government regulations could increase our costs of production and our business could be adversely affected.

As a food company, we are subject to extensive government regulation, including regulation of the manufacturing, importation, processing, product quality, packaging, storage, distribution and labeling of our products. Furthermore, there may be changes in the legal and regulatory environment, and governmental entities or agencies in jurisdictions where we operate may impose new manufacturing, importation, processing, packaging, storage, distribution, labeling or other restrictions, which could increase our costs and affect our profitability. For example, various regulatory authorities and others have paid increasing attention to the effect on humans due to the consumption of acrylamide—a naturally-occurring chemical compound that is formed in the process of cooking many foods, including potato chips, and a potential carcinogen—and have imposed additional regulatory requirements. In the State of California, we are required to warn about the presence of acrylamide and other potential carcinogens in our products. If consumer concerns about acrylamide increase, demand for affected products could decline and our revenues and business could be harmed. Our manufacturing operations are subject to various national, regional or state and local laws and regulations that require us to obtain licenses relating to customs, health and safety, building and land use and environmental protection. We are also subject to environmental regulations governing the discharge into the air, and the generation, handling, storage, transportation, treatment and disposal of waste materials. New or amended statutes and regulations, increased production at our existing facilities and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits, and could require us to change our methods of operations, which could be costly. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, all of which could have an adverse effect on our business.

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

Changes in the food industry, including changing dietary trends and consumer preferences and adverse publicity about the Company and the health effects of consuming some products, could reduce demand for our products.

Consumer tastes can change rapidly as a result of many factors, including shifting consumer preferences, dietary trends and purchasing patterns. To address consumer preferences, we invest significant resources in research and development of new products. Dietary trends, such as the consumption of food in low carbohydrate content, have in the past, and may in the future, harm our sales. If we fail to anticipate, identify or react to consumer trends, or if new products we develop do not achieve acceptance by retailers or consumers, demand for our products could decline, which would in turn cause our revenue and profitability to be lower.

In addition, some of our products contain sodium, preservatives and other ingredients, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of these ingredients can lead to a variety of adverse health effects. In the United States and other countries, there is increasing consumer awareness of health risks, including obesity, associated with consumption of these ingredients, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. A continuing global focus on health and wellness, including weight management, and increasing media attention to the role of food marketing, could adversely affect our sales or lead to stricter regulations and greater scrutiny of food marketing practices. Moreover, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence or customer relations, and reduce demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

Increased costs associated with product processing and transportation, such as water, electricity, natural gas and fuel costs, could increase our expenses and reduce our profitability.

We require a substantial amount of energy and water to process our products. Transportation costs, including fuel and labor, also represent a significant portion of the cost of our products, because we use third party truck and rail companies to collect our raw materials and deliver our products to our distributors and customers. These costs fluctuate significantly over time due to factors that may be beyond our control, including increased fuel prices, adverse weather conditions or natural disasters, employee strikes and increased export and import restrictions. We may not be able to pass on increased costs of production or transportation to our customers. In addition, from time to time, transportation service providers have a backlog of shipping requests, which could impact our ability to ship products in a timely fashion. Increases in the cost of water, electricity, natural gas, fuel or labor and failure to ship products on time, could increase our costs of production and adversely affect our profitability.

Raw materials that are key ingredients to our products are subject to fluctuations in availability and price that could adversely impact our business and financial results.

The availability, size, quality and cost of raw materials for the production and packaging of our products, including nuts, potatoes, corn and corn products, cooking and vegetable oils, corrugate, resins and other commodities, are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, governmental agricultural and energy programs, exchange rates for foreign currencies and consumer demand. In particular, the availability and cost of walnuts and other nuts are subject to crop size, quality, yield fluctuations, changes in governmental regulation, and the rate of supply contract renewals, as well as other factors.

We source walnuts primarily from growers with whom we have entered into walnut purchase agreements of various durations. To the extent contracted growers deliver less supply than we expected or we are unable to renew enough walnut purchase agreements or enter into such agreements with new growers in any particular year, we may not have sufficient walnut supply under contract to satisfy our business requirements, which could have an adverse effect on our sales and our results of operations. To obtain sufficient walnut supply, which represents a significant portion of our cost of goods sold, we may be required to purchase walnuts from third parties at substantially higher prices, which would reduce our profitability.

We make estimates of the price we will pay for walnuts to growers under contract starting in the first quarter of our fiscal year and, pursuant to our current accounting policies, finalize the price to be paid to growers by the end of the fiscal year. To the extent that we underestimate the price to be paid for walnuts and enter into contracts with our customers for products including walnuts at prices based on walnut cost estimates that are below the price we ultimately pay to growers, our business and results of operations could be harmed. Each year some of our walnut supply agreements are up for renewal, and significant competition among walnut handlers makes renewal with us uncertain. Disruption in our walnut supply and inability to secure walnuts cost effectively may adversely impact our business and our financial results.

Our potato chip products are dependent on suppliers providing us with an adequate supply of quality potatoes on a timely basis. The failure of our suppliers to meet the specifications, quality standards or delivery schedules could have an adverse effect on our potato chip operations. In particular, a sudden scarcity, substantial price increase, quality issues or unavailability of ingredients could adversely affect our operating results. There can be no assurance that alternative ingredients would be available when needed on commercially attractive terms, if at all. In addition, high commodity prices could lead to unexpected costs and price increases of our products which might dampen growth of consumer demand for our products. If we are unable to increase productivity to offset these increased costs or increase our prices, this could substantially harm our business and results of operations.

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

In general, competition in our markets is highly competitive and based on product quality, price, brand recognition and brand loyalty. As a result, there are ongoing competitive product and pricing pressures in the markets in which we operate, as well as challenges in establishing and maintaining profit margins. Our products compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources than we have. The greater scale and resources that may be available to our competitors could provide them with the ability to lower prices or increase their promotional or marketing spending to compete more effectively. To address these challenges, we must be able to successfully respond to competitive factors, including pricing, promotional incentives and trade terms. We may need to reduce our prices or increase promotional incentives in response to competition or to grow or maintain our market share. Competition and customer pressures may restrict our ability to increase prices in response to commodity or other cost increases. We may also need to increase spending on marketing, advertising and new product innovation to maintain or increase our market share. If we are unable to compete effectively, we could be unable to increase the breadth of the distribution of our products or lose customers or distribution of products, which could have an adverse impact on our sales and profitability. In addition, if we are required to maintain high levels of promotional incentives or trade terms with respect to particular product lines, our margins and profitability would be adversely effected.

The loss of any major customer could decrease sales and adversely impact our net income.

We depend on a few significant customers for a large proportion of our net sales. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 18% and 15% of our total net sales in fiscal 2012 and 2011, respectively. Sales to our second largest customer, Costco Wholesale Corporation, represented approximately 11% of our total net sales in both fiscal 2012 and 2011. The success of our business is dependent on our ability to successfully manage relationships with these customers, or any other significant customer. Further, there is a continuing trend towards retail trade consolidation, which can create significant cost and margin pressure on our business. The loss of any major customers, or any other significant customer, or a material decrease in their purchases from us, could result in decreased sales and adversely impact our net income.

The consolidation of retail customers could adversely affect us.

Retail customers, such as supermarkets, warehouse clubs and food distributors, continue to consolidate, resulting in fewer customers on which we can rely for business. Consolidation also produces large, more sophisticated retail customers that can resist price increases and demand lower pricing, increased promotional programs or specifically tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. Further retail consolidation and increasing retail power could materially and adversely affect our product sales, financial condition and results of operations.

Retail consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease or cancel purchases of our products, or delay or fail to pay us for previous purchases.

We must leverage our value proposition to compete against retailer brands and other economy brands.

Our branded products face competition from private label products that are generally sold at lower price points. The impact of price gaps between our products and private label products may result in share erosion and harm our business. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products that are more attractive to customers or consumers than ours. These competitors may also prove to be more successful in marketing and selling their products than we are; and may be better able to increase prices to reflect cost pressures. We may not compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing or promotional activities of our competitors or whether they will have a negative effect on us. Many of our competitors engage in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share or decline in sales or result in significant price or margin erosion, which would have a material effect on our business, financial condition and results of operations.

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

Our future success largely depends on the contributions of our senior management team. We believe that these individuals’ expertise and knowledge about our industry and their respective fields and their relationships with other individuals in our industry are critical factors to our continued growth and success. We do not carry key person insurance. The loss of the services of any member of our senior management team and the failure to hire and retain qualified management and other key personnel could have an adverse effect on our business and prospects. Our success also depends upon our ability to attract and retain additional qualified sales, marketing and other personnel.

Economic downturns may adversely affect our business, financial condition and results of operations.

Unfavorable economic conditions may negatively affect our business and financial results. For example, instability in the global credit markets, including the recent European economic and financial turmoil, may lead to slower growth or recession in European or United States markets where we sell our products. These economic conditions could negatively impact consumer demand for our products, the mix of our products’ sales, our ability to collect accounts receivable on a timely basis, the ability of suppliers to provide the materials required in our operations, and our ability to obtain financing or to otherwise access the capital markets. Additionally, unfavorable economic conditions could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. The occurrence of any of these risks could adversely affect our business, financial condition and results of operations.

The acquisition or divestiture of other product lines or businesses could pose risks to our business and the market price of our common stock.

We may review acquisition prospects that we believe could complement our existing business. There is no assurance that we will be successful in identifying, negotiating or consummating any future acquisitions. Any such future acquisitions could result in accounting charges, potentially dilutive issuances of stock and increased debt and contingent liabilities, any of which could have a material effect on our business and the market price of our common stock. Acquisitions entail many financial, managerial and operational risks, including difficulties integrating the acquired operations, effective and immediate implementation of internal control over financial reporting, diversion of management attention during the negotiation and integration phases, uncertainty entering markets in which we have limited prior experience and potential loss of key employees of acquired organizations. We may be unable to integrate product lines or businesses that we acquire, which could have a material effect on our business and on the market price of our common stock. We may evaluate the various components of our portfolio of businesses and may, as a result, explore divesting such products or businesses. Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, unexpected costs associated with the separation of the business to be sold from our integrated information technology systems and other operating systems and potential post-closing claims for indemnification. In addition, adverse economic or market conditions may result in fewer potential bidders and unsuccessful divestiture efforts. Transaction costs may be high, and expected cost savings, which are offset by revenue losses from divested businesses, may be difficult to achieve, and we may experience varying success in reducing costs or transferring liabilities previously associated with the divested businesses.

Our business and operations could be negatively impacted if we fail to maintain satisfactory labor relations.

The success of our business depends substantially upon our ability to maintain satisfactory relations with our employees. Our production workforce in one of our facilities is covered by a collective bargaining agreement. Strikes or work stoppages and interruptions could occur if we are unable to renew this agreement on satisfactory terms. If a work stoppage or slow down were to occur, it could adversely affect our business and disrupt our operations. The terms and conditions of existing or renegotiated agreements also could increase our costs or otherwise affect our ability to fully implement future operational changes to our business.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

We conduct a substantial amount of business with vendors and customers located outside the United States. During 2011 and 2012, sales outside the United States, primarily in the United Kingdom, Canada, South Korea, Japan, Germany, Netherlands, Turkey, China and Spain accounted for approximately 30% and 23% of our net sales, respectively. Many factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:

•	negative economic developments in economies around the world and the instability of governments, including the threat of war, terrorist attacks, epidemic or civil unrest;

•	pandemics, such as the flu, which may adversely affect our workforce as well as our local suppliers and customers;

•	earthquakes, tsunamis, floods or other major disasters that may limit the supply of nuts or other products that we purchase abroad;

•	tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements imposed by governments;

•	foreign currency exchange and transfer restrictions;

•	increased costs, disruptions in shipping or reduced availability of freight transportation;

•	differing labor standards;

•	differing levels of protection of intellectual property;

•	difficulties and costs associated with complying with U.S. laws and regulations applicable to entities with overseas operations;

•	the threat that our operations or property could be subject to nationalization and expropriation;

•	varying regulatory, tax, judicial and administrative practices in the jurisdictions where we operate;

•	difficulties associated with operating under a wide variety of complex foreign laws, treaties and regulations; and

•	potentially burdensome taxation.

Any of these factors could have an adverse effect on our business, financial condition and results of operations.

A material impairment in the carrying value of acquired goodwill or other intangible assets could negatively affect our consolidated operating results and net worth.

A significant portion of our assets are goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a non-cash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. For example, our stock price dropped from $71.48 on August 1, 2011 to $16.27 on July 31, 2012. To the extent our market capitalization results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill has occurred and to calculate an impairment loss. At July 31, 2011, the carrying value of goodwill and other intangible assets totaled approximately $860.6 million, compared to total assets of approximately $1,322.9 million and total shareholders’ equity of approximately $420.5 million. At April 30, 2012, the carrying value of goodwill and other intangible assets totaled approximately $851.4 million, compared to total assets of approximately $1,375.0 million and total shareholders’ equity of approximately $366.5 million.

Risks Related to Indebtedness

We are highly leveraged and have substantial debt service requirements that could adversely affect our ability to fulfill our debt obligations, place us at a competitive disadvantage in our industry and limit our ability to react to changes in the economy or our industry.

We have incurred a substantial amount of indebtedness and our high debt service requirements could adversely affect our ability to operate our business, and might limit our ability to take advantage of potential business opportunities. Our ability to make scheduled payments or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors beyond our control. Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts and other general corporate requirements.

This high degree of leverage could have other important consequences for us, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	exposing us to the risk of increased interest rates because our Secured Credit Facility, as defined below, is at variable rates of interest;

•

making it more difficult to satisfy obligations with respect to our indebtedness, including restrictive covenants and borrowing conditions, which could result in an event of default under the agreements governing the indebtedness;

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

Our debt agreements contain representations, warranties, affirmative and negative covenants and financial ratios, and any failure to satisfy these requirements could adversely affect our business.

A breach of any of the representations, warranties or affirmative and negative covenants contained in our credit facilities and outstanding senior notes, or other financing arrangements, including our inability to comply with the financial ratios required under any of those arrangements, could trigger events of default. As a result of the errors identified causing the restatement of our consolidated financial statements, we were in default under our five-year $600 million secured credit facility (“Secured Credit Facility”) and other financing arrangements for failing to comply with certain representations and warranties and not complying with certain covenants, including delivering certain financial statements in a timely manner and maintaining specified financial ratios. These defaults were waived by the required lenders of the Secured Credit Facility on May 22, 2012 and July 31, 2012. Additional events of default associated with the accounting classification of certain capital leases were waived on July 27, 2012 and August 23, 2012 by the required lenders of the Secured Credit Facility. If any further events of default occur and we are not able either to cure it or to obtain a waiver from the requisite lenders or noteholders, our lenders or noteholders may declare outstanding obligations, with accrued interest and fees, to be immediately due and payable. Such acceleration of our outstanding financial obligations could result in additional lenders or noteholders declaring other outstanding obligations to be immediately due and payable. In addition, upon any event of default, the administrative agent under our Secured Credit Facility may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under the revolving credit facility and cease making further loans and could institute foreclosure proceedings against our pledged assets.

Our debt agreements contain restrictions that may limit our flexibility in operating our business.

Our Secured Credit Facility, our outstanding senior notes and our other financing arrangements contain various covenants that may limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

•	incur indebtedness, including capital leases;

•	make investments or other capital expenditures;

•	sell assets;

•	create liens;

•	acquire other companies and businesses;

•	borrow additional funds under new revolving credit facilities;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	make restricted payments, which could limit our ability to pay dividends on our common stock; and

•	enter into transactions with our affiliates.

Additionally, under our Secured Credit Facility we are required to have at least $20 million of cash, cash equivalents and revolving credit available beginning February 1, 2013.

A breach of any of these covenants could result in an event of default, which could harm our liquidity and financial condition.

We are highly leveraged and have substantial debt service obligations, which could affect our ability to raise additional capital or fund our operations.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. We may not be able to take any of these actions, or they may not be sufficient for us to meet our scheduled debt service obligations. If our operating results are not adequate and we are not able to secure adequate capital resources, we could face liquidity problems and be required to dispose of assets or operations to meet our debt service and other obligations. Since our existing debt agreements restrict our ability to dispose of assets, we may not be able to consummate those dispositions, which could impair our ability to meet our debt service obligations.

One of our existing financing arrangements provides that if we secure a specified minimum supply of walnuts from the 2012 crop and achieve profitability targets for our nut businesses for the six-month period ending January 31, 2013, then warrants to purchase 4.4 million shares of our common stock at $10 per share that were issued to the lender will be cancelled and the lender may exchange $75 million of our senior notes for shares of our convertible preferred stock at an initial conversion price of $20.75. We believe it is unlikely that we will be able to meet those walnut crop and profitability targets, and as a result the entire $225 million principal amount of this indebtedness and the warrants would remain outstanding, which could dilute existing stockholders and impair our ability to meet our debt service obligations.

Risks Related to Our Common Stock

The market price of our common stock is volatile and may result in investors selling shares of our common stock at a loss.

The trading price of our common stock is volatile and subject to fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our operating performance and the performance of other similar companies;

•	changes in our revenues, earnings, prospects or recommendations of securities analysts who follow our stock or our industry;

•	publication of research reports about us or our industry by any securities analysts who follow our stock or our industry;

•	speculation in the press or investment community;

•	terrorist acts; and

•	general market conditions, including economic factors unrelated to our performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation against us could result in substantial costs and divert our management’s attention and resources.

The private equity firm Oaktree Capital Management may have interests that diverge from our interests and the interests of our other security holders.

Oaktree Capital Management L.P. (“Oaktree”) is one of our creditors and beneficially owns a significant equity position in Diamond through its warrant holdings and may have interests that diverge from our interests and the interests of our security holders. In addition, so long as Oaktree maintains ownership of specified thresholds of its warrant and senior note holdings, it will have the right to nominate up to two members of our board of directors and will be entitled to certain information rights and a right to participate in future offerings of our equity securities. Oaktree is in the business of investing in companies and is not restricted from investing in our current or future competitors. Future events may give rise to a divergence of interests between Oaktree and us or our other security holders.

A substantial number of shares of our common stock may be issued upon exercise of a warrant issued to Oaktree, which could cause a decline in the market price of our common stock.

Oaktree is the holder of a warrant exercisable for an aggregate of approximately 4.4 million shares of our common stock, representing approximately 16.4% of our common stock on a fully-diluted basis (after giving effect to the issuance of the shares underlying such warrant). The presence of these additional issuable shares of our common stock may have an adverse effect on the market price of our shares.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

The timing and amount of our working capital and capital expenditure requirements may vary significantly as a result of many factors, including:

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

We have adopted a stockholder rights plan and will issue one preferred stock purchase right with each share of our common stock that we issue. Each right will entitle the holder to purchase one one-hundredth of a share of our Series A Junior Participating Preferred Stock. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $60.00 exercise price, shares of our common stock or of any company into which we are merged having a value of $120.00. The rights expire in March 2015 unless extended by our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to acquire us without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors regarding such acquisition. In connection with the sale and issuance of notes and warrants to Oaktree, we amended the stockholder rights plan to exclude such securities from triggering such rights plan.

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

Further, some provisions of our charter documents, including provisions establishing a classified board of directors, eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or our management, which could have an adverse effect on the market price of our stock. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit an “interested stockholder” from engaging in a “business combination” with us for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. All of the foregoing could have the effect of delaying or preventing a change in control or management.

Item 3. Legal Proceedings

In November 2011, December 2011 and June 2012, various putative shareholder class action and derivative complaints were filed in federal and state court against Diamond and certain current and former Diamond directors and officers.

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from P&G. The various suits assert claims covering the period from December 9, 2010 through November 4, 2011 and seek compensatory damages, interest thereon, costs and expenses incurred in such actions, as well as equitable or other relief. On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On March 20, 2012, the court appointed a lead plaintiff, and on June 13, 2012, the court appointed lead counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our outside auditor as defendants. On September 28, 2012, Diamond moved to dismiss the action.

In re Diamond Foods Inc., Shareholder Derivative Litigation

Beginning on November 14, 2011, three putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond Foods and naming certain executive officers and the members of our board of directors as individual defendants. On January 17, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Shareholder Derivative Litigation and appointed co-lead counsel. On February 16, 2012, plaintiffs filed their consolidated complaint, naming certain current and former executive officers and members of our board, and our outside auditor, as individual defendants. The consolidated complaint arises from the same or similar alleged facts as alleged in the federal securities action and the federal derivative litigation (discussed in the next paragraph below), and purported to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and against the auditor for professional negligence and breach of contract. The suit seeks the recovery of unspecified damages allegedly sustained by Diamond, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, the recovery of plaintiff’s attorney’s fees and other relief. On August 20, 2012, Diamond filed a demurrer seeking to dismiss the action. On October 23, 2012, the court sustained Diamond’s demurrer with leave to amend the complaint excluding the gross mismanagement claim, which the court sustained with prejudice.

In re Diamond Foods, Inc., Derivative Litigation

On November 28, 2011 and December 19, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming certain current and former executive officers and members of our board of directors as individual defendants. On February 16, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint on March 1, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants, and also adding our outside auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010 and on or about September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and, against our auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. On April 16, 2012, Diamond moved to dismiss the action. On May 29, 2012, the court granted Diamond’s motion and dismissed the action with prejudice, based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ Section 14(a) claims. The court entered judgment in favor of Diamond the same day. On June 4, 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 29, 2012 order granting Diamond’s motion to dismiss. On October 12, 2012, the appellant filed its opening brief.

Astor BK Realty Trust v. Diamond Foods, Inc.

On February 22, 2012, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of Diamond’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. This action has been stayed by the agreement of the parties.

Delaware Derivative Litigation

On June 27, 2012, two putative shareholder derivative lawsuits, Board of Trustees of City of Hialeah Employees’ Retirement System v. Mendes, et al. and Lucia v. Mendes et al., were filed in the Delaware Chancery Court purportedly on behalf of Diamond and naming certain current and former executive officers and members of our board of directors as individual defendants. On August 7, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation and appointed co-lead counsel. Plaintiffs filed their consolidated complaint on September 19, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants. The suit is based on essentially the same allegations as those in the federal securities action and the federal and California derivative litigation and purports to set forth claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and breach of the duty of loyalty. The suit seeks recovery of unspecified damages allegedly sustained by Diamond, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, equitable and/or injunctive relief, to recover plaintiffs’ attorney’s fees and other relief.

Governmental Proceedings

On December 14, 2011, Diamond received a formal order of investigation from the staff of the United States Securities and Exchange Commission (“SEC”). We have also had contact with the U.S. Attorney’s office for the Northern District of California (“DOJ”). We have cooperated with the government and expect to continue to do so.

Other

Diamond is involved in various legal actions in the ordinary course of our business. We do not believe it is feasible to predict or determine the outcome or resolution of the above litigation proceedings, or to estimate the amounts of, or potential range of, loss with respect to those proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material impact on Diamond’s financial position, results of operations and cash flows.

PART II

Item 6. Selected Financial Data

As discussed in Note 15 of the Notes to Consolidated Financial Statements, we have restated our previously issued consolidated financial statements for fiscal 2011 and fiscal 2010; accordingly, all affected amounts included in the following Selected Financial Data have been revised to reflect the effects of the restatement.

The following table sets forth selected financial data for each of the fiscal years in the five year period ended July 31, 2011:

	Year Ended July 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share information)
Statements of operations:
Net sales	$966,688	$682,326	$570,940	$531,492	$522,585
Cost of sales	750,209	537,484	435,344	443,490	443,945

Gross profit	216,479	144,842	135,596	88,002	78,640
Operating expenses:
Selling, general and administrative	97,506	64,551	60,971	43,613	42,541
Advertising	45,035	33,726	28,785	20,508	20,445
Loss on termination of defined benefit plan	—	—	—	—	3,054
Acquisition and integration related expenses	20,350	11,328	—	—	(15)

Total operating expenses	162,891	109,605	89,756	64,121	66,025

Income from operations	53,588	35,237	45,840	23,881	12,615
Interest expense, net	23,918	10,180	6,255	1,040	1,291
Other expenses, net	—	1,849	898	—	98

Income before income taxes	29,670	23,208	38,687	22,841	11,226
Income taxes	3,103	7,532	14,944	8,085	2,793

Net income	$26,567	$15,676	$23,743	$14,756	$8,433

Earnings per share
Basic	$1.21	$0.84	$1.45	$0.92	$0.53
Diluted	$1.17	$0.82	$1.42	$0.91	$0.53

Shares used to compute earnings per share
Basic	21,577	18,313	16,073	15,767	15,359
Diluted	22,233	18,843	16,391	15,825	15,359

Dividends declared per share	$0.18	$0.18	$0.18	$0.18	$0.12

	As of July 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$3,112	$5,642	$24,802	$74,279	$33,755
Working capital	52,446	62,608	51,422	121,516	100,527
Total assets	1,322,907	1,236,072	394,892	273,267	236,403
Total debt, including short-term debt	531,701	556,100	115,085	20,204	20,507
Total stockholders’ equity	420,495	376,543	173,341	146,223	125,341

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

As discussed in Note 15 of the Notes to Consolidated Financial Statements, we have restated our previously issued consolidated financial statements for fiscal 2011 and fiscal 2010; accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement.

We are an innovative packaged food company founded in 1912 and currently focused on building and energizing brands. We specialize in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, we complemented our strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In September 2008, we acquired the Pop Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market, supply chain economies of scale and cross promotional opportunities with our existing brands. In March 2010, we acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and United Kingdom, which added the complementary premium Kettle Brand® to our existing portfolio of brands in the snack industry. In April 2011, we announced that we entered into a definitive agreement with P&G to merge P&G’s Pringles business into Diamond. For details regarding the termination of the Pringles merger please refer to Note 17 of the Notes to Consolidated Financial Statements.

In general, we sell directly to retailers, particularly larger national grocery store and drug store chains, and indirectly through wholesale distributors to independent and small regional retail grocery store chains and convenience stores. We sell our products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels.

Our business is seasonal. Demand for nut products, particularly in-shell nuts and to a lesser extent culinary nuts, is highest during the months of October, November and December. In sourcing walnuts, we contract directly with growers for their walnut crop. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the year in accordance with our walnut purchase agreements with the growers. We typically receive pecans during the period from October to March, and we pay for our pecan receipts over such period. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last quarter of the calendar year. We experience seasonality in capacity utilization at our Stockton, California and Fishers, Indiana facilities associated with the annual walnut harvest and seasonal in-shell and culinary product demand. Generally, we receive and pay for approximately 50% of the corn for popcorn in November, and approximately 50% in April. We contract for potatoes and oil annually and receive and pay for supply throughout the year. Generally, demand for potato chips is highest in the months of June, July and August in the United States, and November and December in the United Kingdom. Accordingly, the working capital requirement of our popcorn and potato chip product lines is less seasonal than that of the tree nut product lines. The trends in our restated quarterly operating results for fiscal years 2010 and 2011 are generally consistent year over year.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies are set forth below.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the buyer (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, introductory or slotting payments, coupons, promotion and marketing allowances. The amount we accrue for promotion is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation and sales and payment trends with similar previously offered programs. Customers have the right to return certain products. Product returns are estimated based upon historical results and are reflected as a reduction in sales.

Inventories. All inventories are accounted for on a lower of cost (first-in, first-out or weighted average) or market basis. We have entered into walnut purchase agreements with growers, under which they deliver their walnut crop to us during the Fall harvest season, and pursuant to our walnut purchase agreement, we determine the price for this inventory after delivery and by the end of the fiscal year. This purchase price is determined by us based on our discretion provided in the agreements, taking into account market conditions, crop size, quality and nut varieties, among other relevant factors. Since the ultimate purchase price to be paid will be determined subsequent to receiving the walnut crop, we estimate the final purchase price for our interim financial statements. Those interim estimates may subsequently change due to changes in the factors described above and the effect of the change could be significant. Any such changes in estimates are accounted for in the period of change by adjusting inventory or cost of goods sold if inventory is sold through.

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

The analysis to determine whether or not an asset is impaired requires significant judgments that are dependent on internal forecasts, including estimated future cash flows, estimates of long-term growth rates for our business, the expected life over which cash flows will be realized and assumed royalty and discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge. While the fair value of these assets exceeds their carrying value based on our current estimates and assumptions, materially different estimates and assumptions in the future in response to changing economic conditions, changes in our business or for other reasons could result in the recognition of impairment losses.

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

For brand intangible assets not subject to amortization, we test for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing brand intangibles for impairment, we compare the fair value with the carrying value. The determination of fair value is based on a discounted cash flow analysis, using inputs such as forecasted future revenues attributable to the brand, assumed royalty rates and a risk-adjusted discount rate that approximates our estimated cost of capital. If the carrying value exceeds the estimated fair value, the brand intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of the brand intangible asset.

We perform our annual goodwill impairment test required by ASC 350 as of June 30th of each year. In testing goodwill for impairment, we initially compare the fair value of our single reporting unit with the net book value of the Company since it represents the carrying value of the reporting unit. We have one operating and reportable segment. If the fair value of the reporting unit is less than the carrying value of the reporting unit, we perform an additional step to determine the implied fair value of goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, the excess represents the amount of goodwill impairment. Accordingly, we would recognize an impairment loss in the amount of such excess. We also consider the estimated fair value of our reporting unit in relation to our market capitalization.

We cannot guarantee that a material impairment charge will not be recorded in the future. To the extent our market capitalization results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill has occurred and to calculate an impairment loss.

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

Accounting for Stock-Based Compensation. We account for stock-based compensation arrangements, including stock option grants and restricted stock awards, in accordance with the provisions of ASC 718, “Compensation — Stock Compensation.” Under this guidance, compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility and forfeiture rates that determine the stock options’ fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to increase or decrease compensation expense, which could be material to our results of operations.

Results of Operations

Fiscal 2011 Compared to Fiscal 2010

Net sales were $966.7 million and $682.3 million for fiscal 2011 and fiscal 2010, respectively. The increase in net sales was primarily due to increased snack sales (including Kettle Foods). Sales incentives (primarily promotional allowances, coupons and slotting) as a percentage of gross sales were flat year over year. The impact of foreign exchange on our net sales was not significant for fiscal 2011 and fiscal 2010.

Net sales by channel (in thousands):

	Year Ended July 31,		% Change from
	2011	2010	2010 to 2011
Snack	$553,676	$323,620	71.1%
Culinary and Retail In-shell	263,161	248,960	5.7%

Total Retail	816,837	572,580	42.7%

International Non-Retail	119,017	69,206	72.0%
North American Ingredient/Food Service Other	30,834	40,540	-23.9%

Total Non-Retail	149,851	109,746	36.5%

Total Net Sales	$966,688	$682,326	41.7%

The increase in retail sales for fiscal 2011 primarily reflects higher sales of snack products (including Kettle Foods). Retail sales for fiscal 2010 included only four months of Kettle Foods sales. The volume of snack sales, other than sales of Kettle Foods products, increased by 14% from fiscal 2010 to fiscal 2011. Culinary and retail in-shell sales increased in fiscal 2011 as a result of price increases that were partially offset by an 11% decrease in volume. International non-retail sales increased in fiscal 2011 due to 28% higher sales volume, mainly as a result of a record walnut crop that was sold to customers in international markets after servicing retail customer demand. North American ingredient/food service and other sales decreased primarily because the United States Department of Agriculture school lunch program was not offered in fiscal 2011.

Gross profit. Gross profit as a percentage of net sales was 22.4% and 21.2% for fiscal 2011 and fiscal 2010, respectively. The increase was mainly due to retail sales mix, greater scale in snack products and manufacturing efficiencies, which collectively offset commodity price increases, and increased slotting and promotion for our Emerald Breakfast on the go! products.

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $97.5 million and $64.6 million, and 10.1% and 9.5% as a percentage of net sales, for fiscal 2011 and fiscal 2010, respectively. The increase was primarily due to the addition of Kettle Foods, including the associated intangible amortization for customer relationships, as well as workforce additions.

Advertising. Advertising expenses were $45.0 million and $33.7 million, and 4.7% and 4.9% as a percentage of net sales, for fiscal 2011 and fiscal 2010, respectively. The increase was primarily due to increased media spending associated with the launch of our Emerald Breakfast on the go! products, as well as incremental Kettle Foods brand support.

Acquisition and integration related expenses. Acquisition and integration related expenses include items such as transaction related legal and consulting fees, as well as business and systems integration costs. Acquisition and integration related expenses associated with the proposed Pringles merger and Kettle Foods acquisition were $20.4 million for fiscal 2011. Acquisition and integration related expenses associated with Kettle Foods were $11.3 million for fiscal 2010.

Interest expense, net. Net interest expense was $23.9 million and $10.2 million, and 2.5% and 1.5% as a percentage of net sales, for fiscal 2011 and fiscal 2010, respectively, reflecting primarily borrowings used to fund the Kettle Foods acquisition.

Other expense, net. There was no net other expense for fiscal 2011. Net other expense for fiscal 2010 was $1.8 million, representing a loss on debt extinguishment when we replaced our existing credit facility with a new secured credit facility to fund the Kettle Foods acquisition.

Income taxes. Our effective tax rates for fiscal 2011 and fiscal 2010 were 10.5% and 32.5%, respectively. Our effective tax rates were lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in the United Kingdom (UK) tax jurisdiction. Our fiscal 2011 effective tax rate was also impacted by discrete tax benefits, primarily deferred tax adjustments for enacted tax law change in the UK, Wisconsin and California. In fiscal 2010, our effective tax rate was lower than the U.S. federal statutory rate due, also and primarily, to earnings taxed at lower rates in the UK. The decrease was offset, partially, by an effective tax rate increase in fiscal 2010 due to non-deductible acquisition costs related to the Kettle acquisition.

Fiscal 2010 Compared to Fiscal 2009

Net sales were $682.3 million and $570.9 million for fiscal 2010 and fiscal 2009, respectively. The increase in net sales was primarily due to increased snack sales (including Kettle Foods). This was offset in part by lower culinary and retail in-shell sales.

Our net sales were as follows (in thousands):

	Year Ended July 31,		% Change from
	2010	2009	2009 to 2010
Snack	$323,620	$188,900	71.3%
Culinary and Retail In-shell	248,960	276,226	-9.9%

Total Retail	572,580	465,126	23.1%

International Non-Retail	69,206	68,890	0.5%
North American Ingredient/Food Service Other	40,540	36,924	9.8%

Total Non-Retail	109,746	105,814	3.7%

Total Net Sales	$682,326	$570,940	19.5%

The increase in retail sales for fiscal 2010 resulted from higher sales of snack products (including four months of sales for Kettle Foods), which increased by 71%. Excluding Kettle Foods, increases in snack net sales volume were partially offset by lower pricing. The decrease in culinary and retail in-shell sales for fiscal 2010 resulted from lower pricing and a 5% decrease in sales volume partially attributable to elimination of low value added SKUs. International non-retail sales were relatively flat despite a volume decline of 5%. North American ingredient/food service and other sales increased primarily as a result of a 50% increase in sales volume and partially offset by lower pricing.

Gross profit. Gross profit as a percentage of net sales was 21.2% and 23.7% for fiscal 2010 and fiscal 2009, respectively. Gross profit decreased mainly as a result of higher commodity costs related to walnuts.

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $64.6 million and $61.0 million, and 9.5% and 10.7% as a percentage of net sales, for fiscal 2010 and fiscal 2009, respectively. The improvement as a percentage of net sales was primarily driven by greater scale in snack sales and higher costs during fiscal 2009 associated with the Pop Secret acquisition.

Advertising. Advertising expense was $33.7 million and $28.8 million, and 4.9% and 5.0% as a percentage of net sales, for fiscal 2010 and fiscal 2009, respectively. The increase in advertising was primarily due to increased media spending associated with the snack brands (including Kettle Foods).

Acquisition and integration related expenses. Acquisition and integration related expenses include items such as transaction related legal and consulting fees, as well as business and systems integration costs. Acquisition and integration related expenses associated with Kettle Foods were $11.3 million for fiscal 2010. There were no acquisition and integration related expenses for fiscal 2009.

Interest expense, net. Net interest expense was $10.2 million and $6.3 million, and 1.5% and 1.1% as a percentage of net sales, for fiscal 2010 and fiscal 2009, respectively. The increase was primarily attributable to the borrowings used to fund the Kettle Foods acquisition.

Other expense, net. Net other expense was $1.8 million for fiscal 2010. The expense represented a loss on debt extinguishment when we replaced our existing credit facility with a new secured credit facility to fund the Kettle Foods acquisition. Net other expense was $0.9 million for fiscal 2009 reflecting a $2.6 million payment on the early termination of debt, partially offset by a gain on the sale of emission reduction credits of $1.7 million.

Income taxes. The combined effective federal and state tax rate for fiscal 2010 was 32.5%. Our effective tax rates were lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in the UK tax jurisdiction. For fiscal 2009, the combined effective federal and state tax rate was 38.6%, and included the effect of discrete tax items, primarily the recognition of certain state tax credits.

Proposed Pringles Merger Subsequently Terminated

On April 5, 2011, Diamond entered into a definitive agreement with The Procter & Gamble Company (“P&G”) to merge P&G’s Pringles business into the Company; on February 15, 2012, Diamond and P&G mutually agreed to terminate this proposed merger. No “break-up” fee or other fees were paid in connection with the termination, which included a mutual release. In fiscal 2012, the Company recorded acquisition related expenses associated with the Pringles termination of $7.0 million, the majority of which were primarily capitalized in fiscal 2011 and subsequently expensed in fiscal 2012, and primarily included contract termination costs related to facilities and software that were no longer needed due to the termination of the merger.

Liquidity and Capital Resources

Our liquidity is dependent upon funds generated from operations and external sources of financing.

Cash provided by operating activities during fiscal 2011 was $66.7 million compared to $1.8 million of cash used in operating activities during fiscal 2010. The increase in cash provided by operating activities was primarily due to improved working capital as accounts payable increased by $31.5 million partly due to Pringles merger costs as well as a $20.2 million increase in accounts payable to growers driven by a larger and more costly walnut crop. Cash used in investing activities was $43.2 million in fiscal 2011 compared to $626.6 million in fiscal 2010. The higher cash used in investing activities for fiscal 2010 was mainly due to the acquisition of Kettle Foods. Fiscal 2011 investing activities included an increase in purchases of property, plant and equipment related to Kettle Foods facility expansions and software implementations. Cash used in financing activities was $26.1 million in fiscal 2011 compared to $609.1 million provided by financing activities in fiscal 2010. The change from prior year was primarily attributable to long-term borrowings and the equity offering used to fund the Kettle Foods acquisition.

Cash used in operating activities during fiscal 2010 was $1.8 million compared to $53.4 million provided by operating activities during fiscal 2009. The decrease in cash from operating activities was primarily due to increased inventory, offset by increased grower payables. Cash used in investing activities was $626.6 million in fiscal 2010 compared to $198.1 million in fiscal 2009. This increase was mainly due to the acquisition of Kettle Foods for approximately $616.2 million. Cash provided by financing activities was $609.1 million in fiscal 2010 compared to $95.2 million in fiscal 2009. The increase was primarily attributable to long-term borrowings used to fund the Kettle Foods acquisition and to our equity offering.

At July 31, 2011, we had a total of $3.1 million in cash and cash equivalents. Of this balance, $2.7 million was held in the United Kingdom in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital and expand operations. We have not recorded a deferred tax liability of approximately $8.7 million related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $25 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.

In February 2010, we entered into an agreement to replace our existing credit facility with a five-year $600 million secured credit facility (the “Secured Credit Facility”) with a syndicate of lenders. We used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations. In March 2010, we issued 5,175,000 shares of common stock priced at $37.00 per share. After deducting the underwriting discount and other related expenses, we received total net proceeds from the sale of our common stock of approximately $179.7 million. The proceeds from the equity offering were used to fund a portion of the purchase price for the Kettle Foods acquisition.

Borrowings under the Secured Credit Facility initially bear interest, at our option, at either a fluctuating rate per annum (the “Base Rate”) plus a margin of 2.50%, or the London Interbank Offered Rate (“LIBOR”), plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio, which is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Substantially all of our tangible and intangible assets are considered collateral security under the Secured Credit Facility. Our Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved our request for a $35 million increase in our revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved our request for a $50 million increase in our revolving credit facility to $285 million, under the same terms.

On December 20, 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan with respect to our Beloit, Wisconsin plant expansion (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $20.4 million was outstanding as of July 31, 2011. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan is being used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account. Withdrawals from the escrow account were restricted to reimburse, dollar-for-dollar, approved expenditures directly related to equipment purchases. As the cash is being used to purchase non-current assets, such restricted cash is classified as non-current on the balance sheet. The Guaranteed Loan also provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. Initially, there was a limit to our debt to EBITDA ratio to no more than 4.35 to 1.00, and our fixed charge coverage ratio to no less than 1.05 to 1.00. As a result of the errors identified causing the restatement of our consolidated financial statements, we were in default with certain financial and reporting covenants, which non-compliance was waived as of July 31, 2012. In addition, the financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment, as defined below.

As of July 31, 2011, the revolving credit facility had $235 million in capacity, of which $161 million was outstanding, while the term loan facility had $400 million in capacity, of which $350 million was outstanding. Scheduled principal payments on the term loan were $40 million for fiscal 2012 and each of the succeeding two years (due quarterly), and $10 million for each of the first two quarters in fiscal 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding.

On March 21, 2012, we reached an agreement with our lenders to forbear from seeking any remedies under the Secured Credit Facility with respect to specified existing and anticipated non-compliance with the credit agreement and to amend our credit agreement (“Second Amendment”). Under the amended credit agreement, we had continued access to our existing revolving credit facility through a forbearance period (initially through June 18, 2012) subject to our compliance with the terms and conditions of the amended credit agreement. During the forbearance period, the interest rate on borrowings increased. The amended credit agreement required us to suspend dividend payments to stockholders. In addition, we paid a forbearance fee of 0.25% to our lenders. The forbearance period concluded on May 29, 2012, when we closed agreements to recapitalize our balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”).

The Oaktree investment initially consists of $225 million of newly-issued senior notes and warrants to purchase approximately 4.4 million shares of Diamond common stock. The senior notes will mature in 2020 and will bear interest at 12% per year that may be paid-in-kind at our option for the first two years. Oaktree’s warrants will be exercisable at $10 per share, and would constitute a fully diluted ownership level of approximately 16.4% of Diamond.

The Oaktree agreements provide that if we secure a specified minimum supply of walnuts from the 2012 crop and achieve profitability targets for our nut businesses for the six-month period ending January 31, 2013, all of the warrants will be cancelled and Oaktree may exchange $75 million of the senior notes for convertible preferred stock of Diamond (the “Special Redemption”). The convertible preferred stock would have an initial conversion price of $20.75, which represents a 3.5% discount to the closing price of Diamond common stock on April 25, 2012, the date that we entered into our commitment with Oaktree. The convertible preferred stock would pay a 10% dividend that would be paid in-kind for the first two years. Diamond does not currently anticipate that the Special Redemption will occur.

On May 22, 2012, we entered into a Waiver and Third Amendment to our Secured Credit Facility (“Third Amendment”), which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief until October 31, 2013. At that time, these covenants will become applicable at revised levels set forth in the Third Amendment (initially 4.70 to 1.00 for the senior leverage ratio, declining over four quarters to 3.25 to 1.00 in the quarter ending July 31, 2014 and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio for each fiscal quarter). Prior to the Third Amendment, as of July 31, 2011, our debt to EBITDA ratio was limited to no more than 4.25 to 1.00 and our fixed charge coverage ratio to no less than 1.10 to 1.00. As a result of the errors identified causing the restatement of our consolidated financial statements, we were non-compliant with these financial ratio covenants, which non-compliance was waived as a result of the Third Amendment. The Third Amendment includes a new covenant requiring that we have at least $20 million of cash, cash equivalents and revolving credit availability beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments on the term loan facility from $10 million to $0.9 million. The Third Amendment also amends the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over LIBOR and the Base Rate at which loans under the Secured Credit Agreement bear interest). Initially, Eurodollar rate loans will bear interest at 5.50% plus the LIBOR for the applicable loan period, and Base Rate loans will bear interest at 4.50% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Prime Rate, or (iii) Eurodollar Rate plus 1.00%. The LIBOR rate is subject to a LIBOR floor, initially 1.25% (the “LIBOR Floor”). The margins over LIBOR, the LIBOR floor, and the Base Rate will decline if and when we achieve specified reductions in our ratio of senior debt to EBITDA. The Third Amendment also eliminates the requirement that proceeds of future equity issuances be applied to repay outstanding loans, and waives certain covenants that we were non-compliant with in connection with our restatement of our consolidated financial statements.

The Secured Credit Facility and the Securities Purchase Agreement, dated as of May 22, 2012, by and between Diamond and OCM PF/FF Adamantine Holdings, Ltd. (the “Oaktree SPA”) provide for customary affirmative and negative covenants, and cross default provisions that may be triggered if we fail to comply with obligations under our other credit facilities or indebtedness. The Secured Credit Facility and the Oaktree SPA include a covenant that restricts the amount of other indebtedness (including capital leases and purchase money obligations for fixed or capital assets), to no more than $25 million. The accounting treatment for the seven-year equipment lease for our Salem, Oregon plant (the “Kettle US Lease”) and the five-year equipment lease for our Norfolk, UK plant (the “Kettle UK Lease”) caused us to be in default of the covenants limiting other indebtedness. These defaults were waived, with respect to the Kettle UK Lease on July 27, 2012, and with respect to the Kettle US Lease on August 23, 2012. Additionally, the Secured Credit Facility and the Oaktree SPA were each amended to allow the Company to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount will be reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Oaktree SPA.

Working capital and stockholders’ equity were $52.4 million and $420.5 million at July 31, 2011, compared to $62.6 million and $376.5 million at July 31, 2010. The decrease in working capital was due to an increase in accounts payable and accrued liabilities related to higher commodity costs and acquisition expenses, offset by an increase in receivables, associated with higher sales levels.

We believe our cash and cash equivalents, cash expected to be provided from our operations, in addition to borrowings available under our Secured Credit Facility, the Oaktree investment and restricted cash provided by the Guaranteed Loan, will be sufficient to fund our contractual commitments, repay obligations as required and fund our operational requirements for at least the next 12 months.

Contractual Obligations and Commitments

Contractual obligations and commitments at July 31, 2011 were as follows (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Revolving line of credit	$161.3	$—	$—	$161.3	$—
Long-term obligations	370.4	41.7	83.7	234.1	10.9
Interest on long-term obligations (a)	44.0	13.3	22.0	7.4	1.3
Capital leases	6.3	0.9	1.9	1.9	1.6
Operating leases	22.0	5.3	6.2	3.8	6.7
Purchase commitments (b)	167.4	161.4	6.0	—	—
Pension liability	26.9	0.5	5.2	1.5	19.7
Long-term deferred tax liabilities (c)	132.5	—	—	—	132.5
Other long-term liabilities (d)	3.7	0.8	0.9	0.4	1.6

Total	$934.5	$223.9	$125.9	$410.4	$174.3

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of July 31, 2011.
(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity of future deliveries, but includes payments to walnut growers for walnuts delivered prior to July 31, 2011, but paid after that date.
(c)	Primarily relates to intangible assets of Kettle Foods.
(d)	Excludes $0.7 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($11.2 million at July 31, 2011, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

Off-balance Sheet Arrangements

As of July 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

Effects of Inflation

The most significant inflationary factor affecting our net sales and cost of sales is the change in market prices for purchased nuts, corn, potatoes, oils and other ingredients. The prices of these commodities are affected by U.S. and world market conditions and are volatile in response to supply and demand, as well as political and economic events. The price fluctuations of these commodities do not necessarily correlate with the general inflation rate. Inflation is likely to however, adversely affect operating costs such as labor, energy and materials.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This guidance was issued to clarify that pro forma disclosures should be presented as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The disclosures should also be accompanied by a narrative description of the nature and amount of material, nonrecurring pro forma adjustments. This new guidance is effective prospectively for business combinations consummated on or after the annual reporting period beginning on or after December 15, 2010. The Company early adopted this amendment for fiscal 2011 and will apply this guidance to business combinations going forward.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Diamond Foods, Inc.

San Francisco, California

We have audited the accompanying consolidated balance sheets of Diamond Foods, Inc. and subsidiaries (the “Company”) as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 15 to the consolidated financial statements, the accompanying 2011 and 2010 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 15, 2011 (November 13, 2012 as to the effects of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting, as revised) expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

San Francisco, California

September 15, 2011 (November 13, 2012 as the effects of the restatement discussed in Note 15 and subsequent events in Note 17)

DIAMOND FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,
	2011 As Restated See Note 15	2010 As Restated See Note 15
	(In thousands, except share and per share information)
ASSETS
Current assets:
Cash and cash equivalents	$3,112	$5,642
Trade receivables, net	98,275	65,698
Inventories	153,534	145,832
Deferred income taxes	14,490	12,218
Prepaid income taxes	17,499	13,582
Prepaid expenses and other current assets	13,089	5,392

Total current assets	299,999	248,364
Restricted cash	15,795	—
Property, plant and equipment, net	134,275	118,235
Deferred income taxes	5,376	4,372
Goodwill	409,735	403,264
Other intangible assets, net	450,855	453,107
Other long-term assets	6,872	8,730

Total assets	$1,322,907	$1,236,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,700	$40,000
Accounts payable and accrued liabilities	205,853	145,756

Total current liabilities	247,553	185,756
Long-term obligations	490,001	516,100
Deferred income taxes	132,470	139,075
Other liabilities	32,388	18,598
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,319,016 and 22,121,534 shares issued and 22,049,636 and 21,891,928 shares outstanding at July 31, 2011 and 2010, respectively	22	22
Treasury stock, at cost: 269,380 and 229,606 shares at July 31, 2011 and 2010	(6,867)	(5,050)
Additional paid-in capital	318,734	307,797
Accumulated other comprehensive income	17,728	5,501
Retained earnings	90,878	68,273

Total stockholders’ equity	420,495	376,543

Total liabilities and stockholders’ equity	$1,322,907	$1,236,072

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2011 As Restated See Note 15	2010 As Restated See Note 15	2009
	(In thousands, except per share information)
Net sales	$966,688	$682,326	$570,940
Cost of sales	750,209	537,484	435,344

Gross profit	216,479	144,842	135,596
Operating expenses:
Selling, general and administrative	97,506	64,551	60,971
Advertising	45,035	33,726	28,785
Acquisition and integration related expenses	20,350	11,328	—

Total operating expenses	162,891	109,605	89,756

Income from operations	53,588	35,237	45,840
Interest expense, net	23,918	10,180	6,255
Other expense, net	—	1,849	898

Income before income taxes	29,670	23,208	38,687
Income taxes	3,103	7,532	14,944

Net income	$26,567	$15,676	$23,743

Earnings per share:
Basic	$1.21	$0.84	$1.45
Diluted	$1.17	$0.82	$1.42

Shares used to compute earnings per share:
Basic	21,577	18,313	16,073
Diluted	22,233	18,843	16,391

Dividends declared per share	$0.18	$0.18	$0.18

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share information)
Balance, July 31, 2008	16,180,771	$16	$(3,203)	$112,550	$35,276	$1,584	$146,223
Shares issued under ESPP and upon stock option exercises	298,133	1		5,299			5,300
Stock compensation expense	115,587			3,901			3,901
Tax benefit from ESPP and stock option transactions				1,067			1,067
Treasury stock repurchased	(42,472)		(1,053)				(1,053)
Dividends paid					(2,960)		(2,960)
Comprehensive income:
Net income					23,743		23,743
Change in pension liabilities						(2,743)	(2,743)
Interest rate swap and other						(137)	(137)

Total comprehensive income:							20,863

Balance, July 31, 2009	16,552,019	17	(4,256)	122,817	56,059	(1,296)	173,341
Shares issued upon stock option exercises	44,574			818			818
Stock compensation expense (As Restated)	148,164			3,738			3,738
Tax benefit from stock option transactions (As Restated)				692			692
Shares issued for equity offering	5,175,000	5		191,470			191,475
Equity offering costs				(11,738)			(11,738)
Treasury stock repurchased	(27,829)		(794)				(794)
Dividends paid					(3,462)		(3,462)
Comprehensive income:
Net income (As Restated)					15,676		15,676
Change in pension liabilities (As Restated)						(842)	(842)
Foreign currency translation adjustment (As Restated)						7,908	7,908
Interest rate swap and other (As Restated)						(269)	(269)

Total comprehensive income (As Restated):							22,473

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share information)
Balance, July 31, 2010 (As Restated)	21,891,928	$22	$(5,050)	$307,797	$68,273	$5,501	$376,543
Shares issued upon stock option exercises	96,924			1,803			1,803
Stock compensation expense (As Restated)	100,558			7,687			7,687
Tax benefit from stock option transactions (As Restated)				1,447			1,447
Treasury stock repurchased	(39,774)		(1,817)				(1,817)
Dividends paid					(3,962)		(3,962)
Comprehensive income:
Net income (As Restated)					26,567		26,567
Change in pension liabilities						(659)	(659)
Foreign currency translation adjustment (As Restated)						12,801	12,801
Interest rate swap and other (As Restated)						85	85

Total comprehensive income (As Restated):							38,794

Balance, July 31, 2011 (As Restated)	22,049,636	$22	$(6,867)	$318,734	$90,878	$17,728	$420,495

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2011 As Restated See Note 15	2010 As Restated See Note 15	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,567	$15,676	$23,743
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,865	17,154	11,362
Deferred income taxes	(10,532)	5,977	(2,800)
Excess tax benefit from stock option transactions	(1,447)	(692)	(1,067)
Stock-based compensation	7,687	3,738	3,901
Other, net	1,055	1,109	858
Changes in assets and liabilities:
Trade receivables, net	(32,875)	(3,018)	12,764
Inventories	(7,703)	(48,279)	10,316
Prepaid expenses and other current assets and prepaid income taxes	(11,316)	(10,419)	1,053
Accounts payable and accrued liabilities	58,373	9,431	(6,562)
Other, net	7,017	7,477	(200)

Net cash provided by (used in) operating activities	66,691	(1,846)	53,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,703)	(11,790)	(7,994)
Deposits of restricted cash	(21,200)	—	—
Proceeds from restricted cash	5,405	—	—
Acquisitions, net of cash acquired	—	(615,389)	(190,224)
Other, net	262	618	133

Net cash used in investing activities	(43,236)	(626,561)	(198,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings under the Secured Credit Facility	—	176,000	—
Repayment of revolving line of credit under the Secured Credit Facility	(4,800)	(9,900)	—
Proceeds from issuance of long-term debt	21,350	400,000	125,000
Debt issuance costs	—	(8,852)	(1,973)
Payment of long-term debt and notes payable	(40,799)	(125,119)	(30,141)
Gross proceeds from equity offering	—	191,475	—
Equity offering costs	—	(11,738)	—
Dividends paid	(3,962)	(3,462)	(2,960)
Excess tax benefit from stock option transactions	1,447	692	1,067
Other, net	658	24	4,247

Net cash (used in) provided by financing activities	(26,106)	609,120	95,240

Effect of exchange rate changes on cash	121	127	—
Net decrease in cash and cash equivalents	(2,530)	(19,160)	(49,477)
Cash and cash equivalents:
Beginning of period	5,642	24,802	74,279

End of period	$3,112	$5,642	$24,802

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,752	$9,088	$5,989
Income taxes	8,751	10,646	19,438
Non-cash investing activities:
Accrued capital expenditures	4,006	1,495	497
Capital lease	5,376	—	—

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2011 (Restated), 2010 (Restated) and 2009

(In thousands, except share and per share information unless otherwise noted)

(1) Organization and Significant Accounting Policies

Business

Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In September 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. In March 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and United Kingdom, which added the complementary premium Kettle Brand® to Diamond’s existing portfolio of leading brands in the snack industry. Diamond sells its products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to inventories, trade receivables and promotional allowances, fair value of investments, useful lives of property, plant and equipment, intangible assets, goodwill and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for management’s judgments about the carrying values of assets and liabilities.

Certain Risks and Concentrations

The Company’s revenues are principally derived from the sale of snack products and culinary, in-shell and ingredient nuts. Significant changes in customer buying behavior could adversely affect the Company’s operating results. Sales to the Company’s largest customer accounted for approximately 15%, 17% and 21% of net sales in 2011, 2010 and 2009, respectively. Sales to the second largest customer accounted for approximately 11%, 12% and 13% of net sales in 2011, 2010 and 2009, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the applicable local currency, the British pound. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date and for revenue and expense accounts using an average exchange in effect during the applicable period. The translation adjustments are deferred as a separate component of Stockholders’ equity in Accumulated other comprehensive income.

Cash and Cash Equivalents

Cash and cash equivalents include investment of surplus cash in securities (primarily money market funds) with maturities at date of purchase of three months or less. At July 31, 2011, the Company had a total of $3.1 million in cash and cash equivalents. Of this balance, $2.7 million was held in the United Kingdom in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital and expand operations.

Inventories

All inventories are accounted for at the lower of cost (first-in, first-out or weighted average) or market. The Company has entered into walnut purchase agreements with growers, under which they deliver their walnut crop to us during the Fall harvest season, and pursuant to the walnut purchase agreements, the Company determines the price for this inventory after delivery and by the end of the fiscal year. This purchase price is determined by us based on our discretion provided in the agreements, taking into account market conditions, crop size, quality and nut varieties, among other relevant factors. Since the ultimate purchase price to be paid will be determined subsequent to receiving the walnut crop, the Company estimates the final purchase price for our interim financial statements. Those interim estimates may subsequently change due to changes in the factors described above and the effect of the change could be significant. Any such changes in estimates are accounted for in the period of change by adjusting inventory on hand or cost of goods sold if the inventory is sold through.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of assets ranging from 30 to 39 years for buildings and ranging from 3 to 15 years for equipment.

Slotting and Other Contractual Arrangements

In certain situations, the Company pays slotting fees to retail customers to acquire access to shelf space. These payments are recognized as a reduction of sales. In addition, the Company makes payments pursuant to contracts that stipulate the term of the agreement, the quantity and type of products to be sold and other requirements. Payments pursuant to these agreements are capitalized and included in other current and long-term assets, and are amortized on a straight-line basis over the term of the contract. If no arrangement exists, the Company records payments as a reduction of sales.

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

The analysis to determine whether or not an asset is impaired requires significant judgments that are dependent on internal forecasts, including estimated future cash flows, estimates of long-term growth rates for our business, the expected life over which cash flows will be realized and assumed royalty and discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge. While the fair value of these assets exceeds their carrying value based on management’s current estimates and assumptions, materially different estimates and assumptions in the future in response to changing economic conditions, changes in the business, increased competition or loss of market share, product innovation or obsolescence, product claims that result in a significant loss of sales or profitability over the product life or for other reasons could result in the recognition of impairment losses.

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

The Company tests its brand intangible assets not subject to amortization for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing brand intangibles for impairment, Diamond compares the fair value with the carrying value. The determination of fair value is based on a discounted cash flow analysis, using inputs such as forecasted future revenues attributable to the brand, assumed royalty rates and a risk-adjusted discount rate that approximates our estimated cost of capital. If the carrying value exceeds the estimated fair value, the brand intangible asset is considered impaired and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of the brand intangible asset.

The Company performs its annual goodwill impairment test required by ASC 350 as of June 30th of each year. In testing goodwill for impairment, Diamond initially compares the fair value of the Company’s single reporting unit with the net book value of the Company because it represents the carrying value of the reporting unit. Diamond has one operating and reportable segment. If fair value of the reporting unit is less than the carrying value of the reporting unit, we perform an additional step to determine the implied fair value of goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all assets and liabilities and then computing the excess of the reporting units’ fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, the excess represents the amount of goodwill impairment. Accordingly, the Company would recognize an impairment loss in the amount of such excess. The Company considers the estimated fair value of the reporting unit in relation to the Company’s market capitalization. To the extent our market capitalization results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill has occurred and to calculate an impairment loss.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the buyer, price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, introductory or slotting payments, coupons, promotion and marketing allowances. The amount the Company accrues for promotion is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation and sales and payment trends with similar previously offered programs. Customers have the right to return certain products. Product returns are estimated based upon historical results and are reflected as a reduction in sales.

Promotion and Advertising Costs

Promotional allowances, customer rebates, coupons and marketing allowances are recorded at the time the related revenue is recognized and are reflected as reductions of sales. Annual volume rebates, promotion and marketing allowances are recorded based upon the terms of the arrangements. Coupon incentives are recorded at the time of distribution in amounts based on estimated redemption rates. The Company expenses advertising costs as incurred. Payments to reimburse customers for cooperative advertising programs are recorded in accordance with ASC 605-50, “Revenue Recognition — Customer Payments and Incentives.”

Shipping and Handling Costs

Amounts billed to customers for shipping and handling costs are included in net sales. Shipping and handling costs are charged to cost of sales as incurred.

Acquisition and Integration Related Expenses

Acquisition and integration related expenses are costs incurred to effect a business combination and subsequently to integrate the acquired business into the Company. These expenses are shown as a separate line within operating expenses and are expensed as incurred. These expenses may include transaction related bank, legal, human resource, purchase price valuation and business strategy consulting fees, as well as business and systems integration costs.

Income Taxes

Diamond accounts for income taxes in accordance with ASC 740, “Income Taxes.” which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the consolidated financial statement and tax basis of recorded assets and liabilities at current tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both the historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements, including stock option grants and restricted stock awards, in accordance with ASC 718, “Compensation — Stock Compensation.” Under this guidance, compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. The Black-Scholes option pricing model is used to determine the fair value of stock options at the date of grant. This model requires the Company to make assumptions such as expected term, dividends, volatility and forfeiture rates that determine the stock options fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with the Company’s assumptions and judgments used in estimating these factors, the Company may be required to increase or decrease compensation expense, which could be material to its results of operations.

Related Party Transactions

Two members of the Diamond Board of Directors are growers or affiliates of growers from whom Diamond has purchased walnuts in the ordinary course of business. In fiscal 2009, 2010 and 2011, costs associated with the acquisition of walnuts from these related parties were approximately $2,836 for the 2008 crop, $3,047 for the 2009 crop and $4,171 for the 2010 crop, respectively, of which $650, $1,223 and $1,805 were included in payables for fiscal 2009, 2010 and 2011, respectively, at year end.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This guidance was issued to clarify that pro forma disclosures should be presented as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The disclosures should also be accompanied by a narrative description of the nature and amount of material, nonrecurring pro forma adjustments. This new guidance is effective prospectively for business combinations consummated on or after the annual reporting period beginning on or after December 15, 2010. The Company early adopted this amendment for fiscal 2011 and will apply this guidance to business combinations going forward.

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

(2) Fair Value of Financial Instruments

The Company transacts business in foreign currencies and has international sales denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency derivative contracts, generally with monthly maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The Company does not use foreign currency derivative contracts for speculative or trading purposes. On the date a foreign currency hedging contract is entered into, the Company may designate the contract as a hedge, for a forecasted transaction, of the variability of cash flows to be received (“cash flow hedge”). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to anticipated transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Effective changes in derivative contracts designated and qualifying as cash flow hedges of forecasted revenue are reported in other comprehensive income. These gains and losses are reclassified into interest income or expense, as a component of revenue, in the same period as the hedged revenue is recognized. The Company includes time value in the assessment of effectiveness of the foreign currency derivatives. The ineffective portion of the hedge is recorded in interest expense or income. No hedge ineffectiveness for foreign currency derivatives was recorded for the year ended July 31, 2011. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted foreign currency transactions is less than twelve months. Within the next twelve months, amounts expected to be reclassified from other comprehensive income to revenue for foreign currency derivatives are zero.

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

The fair values of the Company’s derivative instruments as of July 31were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		2011	2010
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable and accrued liabilities	$(581)	$(668)
Interest rate contracts	Other liabilities	(4)	—
Foreign currency contracts	Accounts payable and accrued liabilities	—	(12)

Total derivatives designated as hedging instruments under ASC 815		$(585)	$(680)

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency contracts	Accounts payable and accrued liabilities	$(11)	$—

Total derivatives not designated as hedging instrument under ASC 815		$(11)	$—

Total derivatives		$(596)	$(680)

The effects of the Company’s derivative instruments on the Consolidated Statements of Operations for the years ended July 31 were as follows:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	2011	2010		2011	2010		2011	2010
Interest rate contracts	$(643)	$(479)	Interest expense	$(728)	$(52)	Interest expense	$—	$—
Foreign currency contracts	(182)	(12)	Net sales	(194)	—	Net sales	—	—

Total	$(825)	$(491)		$(922)	$(52)		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2011	2010
Foreign currency contracts	Interest expense	$(145)	$—

Total		$(145)	$—

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

The Company’s derivative liabilities measured at fair value on a recurring basis were $596 and $680 as of July 31, 2011 and 2010, respectively. The Company has elected to use the income approach to value the derivative liabilities, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments.

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

ASC 718, “Compensation — Stock Compensation,” requires the recognition of compensation expense in an amount equal to the fair value of share-based awards. Beginning with the Company’s adoption of ASC 718 in August 2005, the fair value of all stock options granted subsequent to August 1, 2005 is recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. The guidance requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period, generally three, four or five years from date of grant or award. The Company recorded total stock-based compensation expense of $7,680, $5,796, and $3,901 for the years ended July 31, 2011, 2010, and 2009, respectively.

Stock Option Awards: The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities were estimated based on the Company’s implied historical volatility. The expected term of options granted is based on the simplified method due to the lack of historical Company information. Forfeiture rates were based on assumptions and historical data to the extent it is available. The risk-free rates were based on U.S. Treasury yields in effect at the time of the grant. For purposes of this valuation model, dividends are based on the historical rate.

Assumptions used in the Black-Scholes model are presented below (for the year ended July 31):

	2011	2010	2009
Average expected life, in years	6	6	6
Expected volatility	41.63%	43.77%	38.50%
Risk-free interest rate	2.10%	3.04%	3.23%
Dividend rate	0.34%	0.50%	0.70%

The following table summarizes option activity during the years ended July 31, 2011, 2010 and 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at July 31, 2008	1,510	$17.74	7.5	$9,979
Granted	128	26.06
Exercised	(294)	17.78
Cancelled	(12)	17.24

Outstanding at July 31, 2009	1,332	18.54	6.9	$12,871
Granted	191	40.79
Exercised	(45)	18.35
Cancelled	(26)	38.64

Outstanding at July 31, 2010	1,452	21.11	6.4	$34,027
Granted	442	46.59
Exercised	(97)	18.61
Cancelled	(26)	38.61

Outstanding at July 31, 2011	1,771	27.34	6.3	$78,551

Exercisable at July 31, 2009	1,107	17.76	6.6	$11,562
Exercisable at July 31, 2010	1,218	18.32	5.9	$31,939
Exercisable at July 31, 2011	1,235	19.98	5.1	$63,756

The weighted average fair value of options granted during 2011, 2010 and 2009 was $18.95, $18.18 and $10.67, respectively. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $3,035, $829 and $2,816, respectively. The total fair value of options vested during 2011, 2010 and 2009 was $2,076, $1,378 and $1,402, respectively.

Changes in the Company’s nonvested options during 2011 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at July 31, 2010	234	$15.28
Granted	442	18.95
Vested	(130)	15.98
Cancelled	(10)	17.53

Nonvested at July 31, 2011	536	18.09

As of July 31, 2011, there was $7.7 million of total unrecognized compensation cost net of forfeitures related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.7 years.

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

As of July 31, 2011, there was $8.2 million of unrecognized compensation cost net of forfeitures related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.2 years.

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

The computations for basic and diluted earnings per share are as follows:

	Year Ended July 31,
	2011	2010	2009
Numerator:
Net income	$26,567	$15,676	$23,743
Less: income allocated to participating securities	(482)	(310)	(486)

Income attributable to common shareholders - basic	26,085	15,366	23,257
Add: undistributed income attributable to participating securities	412	295	469
Less: undistributed income reallocated to participating securities	(400)	(287)	(460)

Income attributable to common shareholders - diluted	$26,097	$15,374	$23,266

Denominator:
Weighted average shares outstanding - basic	21,577	18,313	16,073
Dilutive shares - stock options	656	530	318

Weighted average shares outstanding - diluted	22,233	18,843	16,391

Income per share attributable to common shareholders (1):
Basic	$1.21	$0.84	$1.45
Diluted	$1.17	$0.82	$1.42

(1)	Computations may reflect rounding adjustments.

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

(5) Acquisitions

Kettle Foods

In March 2010, Diamond completed its acquisition of Kettle Foods for a purchase price of approximately $616.2 million in cash. The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805, “Business Combinations.”

The total purchase price has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Accounts receivable	$29,188
Inventory	12,526
Deferred tax asset	1,017
Prepaid expenses and other assets	3,617
Property, plant and equipment	66,289
Brand intangibles	235,000
Customer relationships	120,000
Goodwill	323,565
Assumed liabilities	(39,211)
Deferred tax liabilities	(135,769)

Purchase price	$616,222

Goodwill associated with the Kettle Foods acquisition is not amortized and is not deductible for tax purposes.

Customer relationships of Kettle Foods will be amortized on a straight-line basis over an estimated life of 20 years. Brand intangibles relate to the “Kettle Foods” brand name, which has an indefinite life based on the lack of contractual or economic limitations of use as well as the Company’s intent to use the brand indefinitely, and therefore is not amortizable.

Pro Forma — Financial Information

The following reflects the unaudited pro forma combined results of operations of the Company and Kettle Foods as if the acquisition had taken place at the beginning of the fiscal years presented:

	Year Ended July 31,
	2010	2009
Net sales	$856,743	$828,863
Net income	$27,764	$28,753
Diluted earnings per share	$1.24	$1.31

The Company incurred a loss on extinguishment of debt of $1.8 million when Diamond replaced an existing credit facility with a new secured credit facility to fund the Kettle Foods acquisition. Additionally, the Company incurred acquisition and integration costs of $11.3 million during the year ended July 31, 2010. These amounts are included in the above pro forma results of operations for the twelve month periods for fiscal 2010 and fiscal 2009.

Kettle Foods contributed net sales of $97.0 million for the year ended July 31, 2010. The earnings Kettle Foods has contributed to Diamond’s results of operations are not determinable as certain operational and go-to-market activities of Kettle Foods have been integrated into Diamond.

(6) Intangible Assets and Goodwill

The changes in the carrying amount of goodwill were as follows:

Balance as of July 31, 2009:	$76,076
Pop Secret purchase price allocation changes	(833)
Acquisition of Kettle Foods	323,565
Translation adjustments	4,456

Balance as of July 31, 2010:	403,264
Translation adjustments	6,471

Balance as of July 31, 2011:	$409,735

Other intangible assets consisted of the following at July 31:

	2011	2010
Brand intangibles (not subject to amortization)	$301,148	$298,988
Intangible assets subject to amortization:
Customer contracts and related relationships	163,786	159,901

Total other intangible assets, gross	464,934	458,889

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(14,079)	(5,782)

Total other intangible assets, net	$450,855	$453,107

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

For the years ended July 31, 2011, 2010 and 2009, the amortization period for identifiable intangible assets was approximately 20 years with amortization expense of approximately $8,079, $3,865 and $1,761, respectively, recognized in selling, general and administrative expenses on the Consolidated Statements of Operations.

The Company also performed its 2011 annual impairment test of goodwill and non-amortizing intangible assets required by ASC 350 as of June 30, 2011. There were no goodwill or indefinite lived intangible asset impairments during 2011, 2010 and 2009.

(7) Notes Payable and Long-Term Obligations

In February 2010, Diamond entered into an agreement to replace an existing credit facility with a five-year $600 million secured credit facility (the “Secured Credit Facility”) with a syndicate of lenders. The Company used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations.

Borrowings under the Secured Credit Facility initially bear interest, at Diamond’s option, at either the agent’s Base Rate plus a margin of 2.50%, or the London Interbank Offered Rate (“LIBOR”), plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio, which is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). For the year ended July 31, 2011, the blended interest rate was 3.92% for the Company’s consolidated borrowings. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility. Diamond’s Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved Diamond’s request for a $35 million increase in our revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved Diamond’s request for a $50 million increase in our revolving credit facility to $285 million, under the same terms.

As of July 31, 2011, the revolving credit facility had $235 million in capacity, of which $161 million was outstanding, and the term loan facility had $400 million in capacity, of which $350 million outstanding. Scheduled principal payments on the term loan were $40 million for fiscal 2012 and each of the succeeding two years (due quarterly), and $10 million for each of the first two quarters in fiscal 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding.

On December 20, 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan with respect to the Beloit, Wisconsin plant expansion (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $20.4 million was outstanding as of July 31, 2011. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan is being used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account. Withdrawals from the escrow account were restricted to reimburse, dollar-for-dollar, approved expenditures directly related to equipment purchases. As the cash is being used to purchase non-current assets, such restricted cash is classified as non-current on the balance sheet. The Guaranteed Loan also provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility.

Initially, there was a limit to the debt to EBITDA ratio to no more than 4.35 to 1.00, and the fixed charge coverage ratio to no less than 1.05 to 1.00. As a result of the errors identified causing the restatement of the consolidated financial statements, we were in default with certain financial and reporting covenants, which non-compliance was waived as of July 31, 2012. In addition, the financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment, as defined below.

The Secured Credit Facility provides for customary affirmative and negative covenants and cross default provisions that may be triggered if Diamond fails to comply with obligations under their other credit facilities or indebtedness. The Secured Credit Facility initially included a covenant that restricts the amount of indebtedness (including capital leases and purchase money obligations for fixed or capital assets) to no more than $25 million. On April 30, 2011, Diamond entered into a seven-year equipment lease for its Salem, Oregon plant (the “Kettle US Lease”) that has been treated as a capital lease for accounting purposes. This accounting treatment caused the Company to be in default of the Secured Credit Facility covenant limiting other indebtedness. These defaults were waived, with respect to the Kettle US Lease on August 23, 2012. Additionally, the Secured Credit Facility and the OCM PF/FF Adamantine Holdings, Ltd. (the “Oaktree SPA”) were each amended to allow the Company to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount will be reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Oaktree SPA.

As of July 31, 2011, our debt to EBITDA ratio was limited to no more than 4.25 to 1.00 and our fixed charge coverage ratio to no less than 1.10 to 1.00. As a result of the errors identified causing the restatement of our consolidated financial statements, Diamond was non-compliant with certain financial and reporting covenants, which non-compliance was waived as a result of the Third Amendment. Please refer to Note 17 of the Notes to Consolidated Financial Statements for information regarding the Forbearance agreement and the Third Amendment to the Secured Credit Facility.

Please refer to Note 17 of the Notes to Consolidated Financial Statements for information regarding developments related to the Company’s recapitalization.

(8) Balance Sheet Items

Inventories consisted of the following at July 31:

	2011	2010
Raw materials and supplies	$64,060	$64,700
Work in process	25,031	24,899
Finished goods	64,443	56,233

Total	$153,534	$145,832

Accounts payable and accrued liabilities consisted of the following at July 31:

	2011	2010
Accounts payable	$74,471	$42,964
Payable to growers	76,700	56,505
Accrued salaries and benefits	16,616	17,587
Accrued promotion	27,358	22,544
Accrued taxes	4,099	731
Other	6,609	5,425

Total	$205,853	$145,756

(9) Property, Plant and Equipment

Property, plant and equipment consisted of the following at July 31:

	2011	2010
Land and improvements	$10,822	$10,012
Buildings and improvements	41,303	38,231
Machinery, equipment and software	168,974	164,926
Construction in progress	28,230	7,633
Capital leases of equipment	5,376	—

Total	254,705	220,802
Less accumulated depreciation	(120,238)	(102,567)
Less accumulated amortization	(192)	—

Property, plant and equipment, net	$134,275	$118,235

(10) Income Taxes

The components of income before income taxes, by tax jurisdiction, are as follows for the fiscal years ended July 31:

	2011	2010	2009
United States	$42,269	$25,242	$38,687
Foreign	(12,599)	(2,034)	—

Total	$29,670	$23,208	$38,687

Income tax expense consisted of the following for the fiscal years ended July 31:

	2011	2010	2009
Current
Federal	$7,250	$887	$14,831
State	785	(1,020)	2,913
Foreign	5,600	1,688	—

Total current	13,635	1,555	17,744

Deferred
Federal	(3,389)	7,171	(2,830)
State	(2,719)	274	30
Foreign	(4,424)	(1,468)	—

Total deferred	(10,532)	5,977	(2,800)

Total tax provision	$3,103	$7,532	$14,944

A reconciliation of the statutory federal income tax rate of 35% to Diamond’s effective income tax rate is as follows for the fiscal years ended July 31:

	2011	2010	2009
Federal tax at statutory rate	$10,385	$8,124	$13,540
State tax, net of federal benefit	(255)	(530)	1,908
Net tax benefit of earnings at lower rates	(10,489)	(3,197)	—
Accrual for uncertain tax positions	7,507	2,026	—
Acquisition costs	—	2,282	—
Compensation	897	744	297
Domestic production activities deduction	(600)	(89)	(894)
Impact of tax law changes	(3,972)	(1,271)	—
Changes in estimates	300	(712)	—
Other	(670)	155	93

Income tax expense	$3,103	$7,532	$14,944

Applicable U.S. income taxes have not been provided on approximately $24,968 of undistributed earnings of certain foreign subsidiaries at July 31, 2011, because these earnings are considered indefinitely reinvested. The net federal income tax liability that would arise if these earnings were not indefinitely reinvested is approximately $8,739.

With respect to the Company’s stock option plans, realized tax benefits in excess of tax benefits recognized in net earnings are recorded as increases to additional paid-in capital. Excess tax benefits of approximately $1,447, $692, and $1,067, were realized and recorded to additional paid-in capital for fiscal 2011, 2010 and 2009, respectively.

The tax effect of temporary differences and net operating losses which give rise to deferred tax assets and liabilities consist of the following as of July 31:

	2011	2010
Deferred tax assets:
Current:
Inventories	$2,033	$943
Receivables	253	378
Accruals	7,816	6,506
Compensation	3,896	3,661
State tax	48	95
Other	11	102

Total current	14,057	11,685

Non-current:
State tax credits	6,328	5,627
Retirement benefits	3,938	4,341
Other comprehensive income	2,013	1,530
Net operating loss carryover	1,863	2,006
Employee stock compensation benefits	4,351	2,609
Acquisition and integration related expenses	6,133	380
Other	1,403	874

Subtotal	26,029	17,367
Valuation allowance	—	(944)

Total non-current	$26,029	$16,423

	2011	2010
Deferred tax liabilities:
Current	$—	$14
Non-current:
Property, plant and equipment	13,617	11,272
Intangibles	129,358	129,769
Foreign unremitted earnings	9,019	8,483
Other	692	1,055

Total non-current	152,686	150,579

Total deferred taxes, net	$(112,600)	$(122,485)

Composed of:
Net current deferred taxes	$14,057	$11,671
Net non-current deferred taxes	(126,657)	(134,156)

Total deferred taxes, net	$(112,600)	$(122,485)

Valuation allowances have been provided to reduce deferred tax assets to amounts considered recoverable. The Company’s valuation allowance was zero as of July 31, 2011 and $944 as of July 31, 2010.

As of July 31, 2011, the Company had no cumulative federal tax loss carryforwards and $19,328 of cumulative state tax loss carryforwards. State tax loss carryforwards will expire beginning fiscal 2017 through fiscal 2023. As of July 31, 2011, the Company also has a foreign net operating loss carryforward of $7,540 with no expiration period.

As of July 31, 2011, the state tax credits of $10,863 are California Enterprise Zone Credits, which have no expiration date.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	2011	2010	2009
Balance, beginning of year	$5,454	$313	$233
Tax position related to current year:
Additions	7,977	5,429	—
Tax positions related to prior years:
Additions	840	10	227
Reductions	(11)	—	—
Settlements	—	(269)	(46)
Statute of limitations closures	—	(29)	(101)

Balance, end of year	$14,260	$5,454	$313

Included in the balance of unrecognized tax benefits at July 31, 2011, July 31, 2010 and July 31, 2009, respectively, are potential benefits of $9,065, $2,611, and $313, respectively, that if recognized, would affect the effective tax rate on earnings.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company accrued $65, $49 and $40, net of federal benefit, in interest and $64, $12 and $1 in penalties associated with uncertain tax positions for each of the years ended July 31, 2011, 2010 and 2009.

In the twelve months following July 31, 2011, audit resolutions, lapse of statute of limitations, and filing the amended returns could potentially reduce total unrecognized tax benefits by up to $11,244, substantially all of which would impact the effective tax rate.

The Company files income tax returns in the U.S. federal and various states, local and foreign jurisdictions. The Company’s income tax returns for fiscal 2006 through fiscal 2011 remain open to examination.

(11) Commitments and Contingencies

In November 2011, December 2011 and June 2012, various putative shareholder class action and derivative complaints were filed in federal and state court against Diamond and certain current and former Diamond directors and officers.

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed acquisition of the Pringles business from The Procter & Gamble Company (“P&G”). The various suits assert claims covering the period from December 9, 2010 through November 4, 2011 and seek compensatory damages, interest thereon, costs and expenses incurred in such actions, as well as equitable or other relief. On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On March 20, 2012, the court appointed a lead plaintiff, and on June 13, 2012, the court appointed legal counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our outside auditor as defendants. On September 28, 2012, Diamond moved to dismiss the action.

In re Diamond Foods Inc. Shareholder Derivative Litigation

Beginning on November 14, 2011, three putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond Foods and naming certain executive officers and the members of the Company’s board of directors as individual defendants. On January 17, 2012, the court consolidated these actions as In re Diamond Foods, Inc. Shareholder Derivative Litigation and appointed co-lead counsel. On February 16, 2012 plaintiffs filed their consolidated complaint, naming certain current and former executive officers and members of the Company’s board, and the Company’s outside auditor, as individual defendants. The consolidated complaint arises from the same or similar alleged facts as alleged in the federal securities action and the federal derivative litigation (discussed in the next paragraph below), and purported to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and against the auditor for professional negligence and breach of contract. The suit seeks the recovery of unspecified damages allegedly sustained by Diamond, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, the recovery of plaintiff’s attorney’s fees and other relief. On August 20, 2012, Diamond filed a demurrer seeking to dismiss the action. On October 23, 2012, the court sustained the Company’s demurrer with leave to amend the complaint excluding the gross mismanagement claim, which the court sustained with prejudice.

In re Diamond Foods, Inc., Derivative Litigation

On November 28, 2011 and December 19, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming certain current and former executive officers and members of the Company’s board of directors as individual defendants. On February 16, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint on March 1, 2012, again naming certain current and former executive officers and members of the Company’s board of directors as individual defendants, and also adding the Company’s outside auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010 and on or about September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement, and, against the Company’s auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. On April 16, 2012, Diamond moved to dismiss the action. On May 29, 2012, the court granted Diamond’s motion and dismissed the action with prejudice, based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ Section 14(a) claims. The court entered judgment in favor of Diamond the same day. On June 4, 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 29, 2012 order granting Diamond’s motion to dismiss. On October 12, 2012, the appellant filed its opening brief.

Astor BK Realty Trust v. Diamond Foods, Inc.

On February 22, 2012, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of Diamond’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. This action has been stayed by the agreement of the parties.

Delaware Derivative Litigation

On June 27, 2012, two putative shareholder derivative lawsuits, Board of Trustees of City of Hialeah Employees’ Retirement System v. Mendes, et al. and Lucia v. Mendes et al., were filed in the Delaware Chancery Court purportedly on behalf of the Company and naming certain current and former executive officers and members of the Company’s board of directors as individual defendants. On August 7, 2012, the court consolidated these actions as In re Diamond Foods, Inc. Derivative Litigation and appointed co-lead counsel. Plaintiffs filed their consolidated complaint on September 19, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants. The suit is based on essentially the same allegations as those in the federal securities action and the federal and California derivative litigation and purports to set forth claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and breach of the duty of loyalty. The suit seeks recovery of unspecified damages allegedly sustained by the Company, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, equitable and/or injunctive relief, to recover plaintiffs’ attorney’s fees and other relief.

Governmental Proceedings

On December 14, 2011, Diamond received a formal order of investigation from the staff of the United States Securities and Exchange Commission (“SEC”). Diamond also has had contact with the U.S. Attorney’s office for the Northern District of California (“DOJ”). We have cooperated with the government and expect to continue to do so.

Other

The Company is involved in other various legal actions in the ordinary course of our business. Such matters are subject to many uncertainties that make their outcomes, and any potential liability we may incur, unpredictable.

We do not believe it is feasible to predict or determine the outcome or resolution of the above litigation proceedings, or to estimate the amounts of, or potential range of, loss with respect to those proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company, which could have a material impact on Diamond’s financial position, results of operations and cash flows.

At July 31, 2011, the Company had $2.6 million of letters of credit outstanding related to normal business transactions and commitments of $10.9 million to purchase new equipment.

Operating lease expense for the year ended July 31, 2011, 2010 and 2009 was $4.7 million, $3.2 million and $2.5 million, respectively.

At July 31, 2011, future minimum payments under non-cancelable operating leases (primarily for real property) were as follows:

2012	$5,260
2013	3,769
2014	2,423
2015	2,190
2016	1,600
Thereafter	6,672

Total	$21,914

The current and long term portion of capital leases are reflected as Accounts payable and accrued liabilities and Other liabilities, respectively, on the Consolidated Balance Sheets. At July 31, 2011, future minimum payments under non-cancelable capital leases (primarily for real property) were as follows:

2012	$938
2013	938
2014	938
2015	938
2016	938
Thereafter	1,643

Total	$6,333

(12) Segment Reporting

The Company operates in a single reportable segment: the processing, marketing and distribution of culinary, in-shell and ingredient/food service nuts and snack products. The geographic presentation of net sales below is based on the destination of the sale. The “Europe” category consists primarily of United Kingdom, Germany, Netherlands and Spain. The “Other” category consists primarily of Canada, South Korea, Japan, Turkey and China. The geographic distributions of the Company’s net sales were as follows for the year ended July 31:

	2011	2010	2009
United States	$676,829	$556,141	$486,614
Europe	161,365	64,909	33,743
Other	128,494	61,276	50,583

Total	$966,688	$682,326	$570,940

Net sales by channel:

	Year Ended July 31,
	2011	2010	2009
Snack	$553,676	$323,620	$188,900
Culinary and Retail In-shell	263,161	248,960	276,226

Total Retail	816,837	572,580	465,126

International Non-Retail	119,017	69,206	68,890
North American Ingredient/Food Service Other	30,834	40,540	36,924

Total Non-Retail	149,851	109,746	105,814

Total Net Sales	$966,688	$682,326	$570,940

The geographic distributions of the Company’s long-lived assets as of July 31 were as follows:

	2011	2010
United States	$107,077	$90,289
United Kingdom	27,198	27,946

Total	$134,275	$118,235

(13) Valuation Reserves and Qualifying Accounts

	Beginning of Period	Charged to Expense	Charged to Reserve	End of Period
Allowance for Doubtful Accounts
Year ended July 31, 2009	$441	$269	$(210)	$500
Year ended July 31, 2010	500	106	—	606
Year ended July 31, 2011	606	55	(19)	642

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

The accumulated benefit obligation for all defined benefit pension plans was $24.4 million and $21.8 million at July 31, 2011 and 2010.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of July 31 was as follows:

	2011	2010
Projected benefit obligation	$26,868	$24,186
Accumulated benefit obligation	24,400	21,772
Fair value of plan assets	14,451	13,144

Components of net periodic benefit cost for the fiscal years ended July 31 were as follows:

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

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.8 million and zero, respectively. The estimated net gain and prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.8 million and zero, respectively.

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

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal years ended July 31 were as follows:

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
Mutual funds - equity:
Domestic	5,681	5,681	—	—
International	2,180	2,180	—	—
Mutual funds - debt:
Government	1,909	1,909	—	—
Corporate	3,547	3,547	—	—
Other	715	715	—	—

Total	$14,451	$14,032	$419	$—

	Fair Value Measurements at July 31, 2010
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$178	$—	$178	$—
Mutual funds - equity:
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

Cash Flows

Estimated future benefit payments, which reflect expected future service, as appropriate, expected to be paid are as follows:

	Pension Benefits	Other Benefits
2012	$549	$114
2013	4,515	126
2014	648	155
2015	738	162
2016	753	159
2017 - 2021	4,481	826

Defined Contribution Plan

The Company also recognized defined contribution plan expenses of $1.4 million, $0.7 million and $0.5 million for the years ended July 31, 2011, 2010 and 2009, respectively. The Company expects to contribute approximately $1.8 million to the defined contribution plan during fiscal 2012.

(15)	Restatement of Consolidated Financial Statements

Walnut Correction

Subsequent to the issuance of the fiscal 2011 consolidated financial statements, the Audit Committee initiated an independent investigation into walnut grower payments made subsequent to fiscal year end 2011 and 2010, of approximately $61.5 million (the “Momentum Payments”) and $20.8 million (the “Continuity Payments”), respectively. The Company previously accounted for those walnut grower payments as expenses in the fiscal years when the payments were made (fiscal 2012 and fiscal 2011, respectively), reflecting the payments as pre-payments for the walnut crop to be delivered in the respective fiscal years. As a result of an evaluation of the substance of information obtained in this investigation, we determined that the Momentum Payments and Continuity Payments related to the prior year walnut crops and such payments were not accounted for in the correct periods. The Company and Audit Committee concluded that the original accounting for the walnut grower payments in fiscal 2011 and fiscal 2010 was not sufficiently supported and was not based on consideration of all relevant information available at the time. Accordingly, the previously issued consolidated financial statements as of and for the years ended July 31, 2011 and 2010 needed to be restated to record these walnut grower payments in the appropriate periods.

For fiscal 2011, the corrected walnut costs increased cost of sales by $35.6 million for inventories sold during the fiscal year ended July 31, 2011, increased inventories by $7.7 million for inventories not sold as of July 31, 2011 and increased accounts payable and accrued liabilities by $61.5 million. For fiscal 2010, the corrected walnut costs increased cost of sales by $18.3 million for inventories sold during the fiscal year ended July 31, 2010, increased inventories by $2.5 million for inventories not sold as of July 31, 2010 and increased accounts payable and accrued liabilities by $20.8 million. The effect of correcting these errors for the fiscal years ended July 31, 2011 and 2010 is summarized below. The corrections summarized below include consideration of the income tax effect of the restatement adjustments. The corrections summarized below include consideration of the income tax effect of the restatement adjustments.

Accounts Payable and Accrued Expenses Correction

Subsequent to the issuance of the consolidated financial statements for the fiscal year ended July 31, 2011, an invoice for services related to the then-pending Pringles merger was identified as not properly accrued for as of July 31, 2011. In response to this information, the Company performed an extensive review of vendor invoices and supporting documentation to determine whether other unrecorded liabilities existed for the periods in the fiscal years ended July 31, 2011 and 2010. The review identified certain expenses that were not properly reflected in accounts payable and accrued liabilities as of July 31, 2011 and 2010. Accordingly, we restated net income with a decrease of $3.5 million and $0.1 million for fiscal 2011 and fiscal 2010, respectively, to correct accounts payable and accrued liabilities and related expenses or capitalized costs. The effect of correcting these errors for the fiscal years ended July 31, 2011 and 2010 is summarized below. The corrections summarized below include consideration of the income tax effect of the restatement adjustments. The corrections summarized below include consideration of the income tax effect of the restatement adjustments.

Other Corrections

In addition to the restatements described above, the Company has made other corrections, some of which were previously identified, but were not corrected because management had determined they were not material, individually or in the aggregate, to our consolidated financial statements. These corrections related to stock-based compensation, foreign currency translation, timing of prepaid and expense recognition, capital lease designation, and deferred income tax. The effect of correcting these errors for the fiscal years ended July 31, 2011 and 2010 is summarized below. The corrections summarized below include consideration of the income tax effect of the restatement adjustments. The corrections summarized below include consideration of the income tax effect of the restatement adjustments.

Additionally, the Company has corrected certain disclosures, the most significant of which are discussed below:

•

Expected volatility assumptions used in the Black-Scholes model for the fiscal years ended July 31, 2011 and July 31, 2010, were previously reported as 35.25% and 46.00%, respectively, and were restated to 41.63% and 43.77%, respectively. This change impacted several disclosures in Note 3 to the Notes to Consolidated Financial Statements. The weighted average fair value per share of options granted during 2011 was previously reported as $16.37 and restated to $18.95. The total fair value of options vested during 2011 was previously reported as $2.0 million and restated to $2.1 million. The unrecognized compensation cost net of forfeitures related to nonvested stock options as of July 31, 2011 was previously reported as $7.2 million and restated to $7.7 million. The unrecognized compensation cost net of forfeitures related to nonvested restricted stock awards as of July 31, 2011 was previously reported as $9.9 million and restated to $8.2 million. Finally, the change in expected volatility impacted the calculation of diluted shares for the year ended July 31, 2011 resulting in a decrease from 22,241,581 previously reported to 22,233,143 as restated.

•

As of July 31, 2011, the weighted average period over which total unrecognized compensation cost net of forfeitures related to nonvested stock options is expected to be recognized was previously reported as 2.2 years and was restated to 2.7 years.

•	Note 1 to the Notes to Consolidated Financial Statements includes previously omitted disclosures related to related party transactions and our foreign currency translation policy.

•

Note 14 to the Notes to Consolidated Financial Statements includes a disclosure for expected contributions to the defined contribution plan. Additionally, the defined contribution plan expenses for the year ended July 31, 2011 were previously reported as $1.2 million and were restated to $1.4 million.

The effects of the restatement on the consolidated balance sheet as of July 31, 2011 are summarized in the following table:

	July 31, 2011
	(In thousands, except share and
	per share information)

	Previously Reported	Walnut Correction	Accounts Payable and Accrued Expenses Correction	Other Corrections	Restated
ASSETS
Current assets:
Cash and cash equivalents	$3,112	$—	$—	$—	$3,112
Trade receivables, net	98,218	—	—	57	98,275
Inventories	145,575	7,678	8	273	153,534
Deferred income taxes	13,249	—	—	1,241	14,490
Prepaid income taxes	2,783	17,611	1,455	(4,350)	17,499
Prepaid expenses and other current assets	13,102	—	—	(13)	13,089

Total current assets	276,039	25,289	1,463	(2,792)	299,999
Restricted cash	15,795	—	—	—	15,795
Property, plant and equipment, net	127,407	—	1,683	5,185	134,275
Deferred income taxes	3,870	—	—	1,506	5,376
Goodwill	407,587	—	—	2,148	409,735
Other intangible assets, net	450,855	—	—	—	450,855
Other long-term assets	6,842	—	30	—	6,872

Total assets	$1,288,395	$25,289	$3,176	$6,047	$1,322,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,700	$—	$—	$—	$41,700
Accounts payable and accrued liabilities	144,060	61,514	6,826	(6,547)	205,853

Total current liabilities	185,760	61,514	6,826	(6,547)	247,553
Long-term obligations	490,001	—	—	—	490,001
Deferred income taxes	131,870	—	—	600	132,470
Other liabilities	25,969	—	—	6,419	32,388
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,319,016 and 22,121,534 shares issued and 22,049,636 and 21,891,928 shares outstanding at July 31, 2011 and 2010, respectively	22	—	—	—	22
Treasury stock, at cost: 269,380 and 229,606 shares at July 31, 2011 and 2010, respectively	(6,867)	—	—	—	(6,867)
Additional paid-in capital	318,083	—	—	651	318,734
Accumulated other comprehensive income	18,500	—	—	(772)	17,728
Retained earnings	125,057	(36,225)	(3,650)	5,696	90,878

Total stockholders’ equity	454,795	(36,225)	(3,650)	5,575	420,495

Total liabilities and stockholders’ equity	$1,288,395	$25,289	$3,176	$6,047	$1,322,907

The effects of the restatement on the consolidated balance sheet as of July 31, 2010 are summarized in the following table:

	July 31, 2010
	(In thousands, except share and
	per share information)

	Previously Reported	Walnut Correction	Accounts Payable and Accrued Expenses Correction	Other Corrections	Restated
ASSETS
Current assets:
Cash and cash equivalents	$5,642	$—	$—	$—	$5,642
Trade receivables, net	65,553	—	—	145	65,698
Inventories	143,405	2,480	—	(53)	145,832
Deferred income taxes	10,497	—	—	1,721	12,218
Prepaid income taxes	9,225	5,913	24	(1,580)	13,582
Prepaid expenses and other current assets	5,767	—	—	(375)	5,392

Total current assets	240,089	8,393	24	(142)	248,364
Property, plant and equipment, net	117,816	—	419	—	118,235
Deferred income taxes	13,625	—	—	(9,253)	4,372
Goodwill	396,788	—	—	6,476	403,264
Other intangible assets, net	449,018	—	—	4,089	453,107
Other long-term assets	8,536	—	—	194	8,730

Total assets	$1,225,872	$8,393	$443	$1,364	$1,236,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$40,000	$—	$—	$—	$40,000
Accounts payable and accrued liabilities	127,921	20,750	549	(3,464)	145,756

Total current liabilities	167,921	20,750	549	(3,464)	185,756
Long-term obligations	516,100	—	—	—	516,100
Deferred income taxes	144,755	—	—	(5,680)	139,075
Other liabilities	17,153	—	—	1,445	18,598
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,121,534 and 16,753,796 shares issued and 21,891,928 and 16,552,019 shares outstanding at July 31, 2010 and 2009, respectively	22	—	—	—	22
Treasury stock, at cost: 229,606 and 201,777 shares at July 31, 2010 and 2009, respectively	(5,050)	—	—	—	(5,050)
Additional paid-in capital	307,032	—	—	765	307,797
Accumulated other comprehensive income (loss)	(869)	—	—	6,370	5,501
Retained earnings	78,808	(12,357)	(106)	1,928	68,273

Total stockholders’ equity	379,943	(12,357)	(106)	9,063	376,543

Total liabilities and stockholders’ equity	$1,225,872	$8,393	$443	$1,364	$1,236,072

The effects of the restatement on the consolidated statement of operations for the year ended July 31, 2011 are summarized in the following table:

	Year Ended July 31, 2011
	(In thousands, except per share information)

	Previously Reported	Walnut Correction	Accounts Payable and Accrued Expenses Correction	Other Corrections	Restated
Net sales	$965,922	$—	$—	$766	$966,688
Cost of sales	714,775	35,566	341	(473)	750,209

Gross profit	251,147	(35,566)	(341)	1,239	216,479
Operating expenses:
Selling, general and administrative	96,960	—	161	385	97,506
Advertising	44,415	—	620	—	45,035
Acquisition and integration related expenses	16,792	—	3,853	(295)	20,350

Total operating expenses	158,167	—	4,634	90	162,891

Income from operations	92,980	(35,566)	(4,975)	1,149	53,588
Interest expense, net	23,840	—	—	78	23,918

Income before income taxes	69,140	(35,566)	(4,975)	1,071	29,670
Income taxes	18,929	(11,698)	(1,431)	(2,697)	3,103

Net income	$50,211	$(23,868)	$(3,544)	$3,768	$26,567

Earnings per share:
Basic	$2.28	$(1.08)	$(0.16)	$0.17	$1.21
Diluted	$2.22	$(1.06)	$(0.16)	$0.17	$1.17

Shares used to compute earnings per share:
Basic	21,577	—	—	—	21,577
Diluted	22,242	—	—	(9)	22,233

Dividends declared per share	$0.18	$—	$—	$—	$0.18

The effects of the restatement on the consolidated statement of operations for the year ended July 31, 2010 are summarized in the following table:

	Year Ended July 31, 2010
	(In thousands, except per share information)

	Previously Reported	Walnut Correction	Accounts Payable and Accrued Expenses Correction	Other Corrections	Restated
Net sales	$680,162	$—	$—	$2,164	$682,326
Cost of sales	519,161	18,270	—	53	537,484

Gross profit	161,001	(18,270)	—	2,111	144,842
Operating expenses:
Selling, general and administrative	64,301	—	130	120	64,551
Advertising	32,962	—	—	764	33,726
Acquisition and integration related expenses	11,508	—	—	(180)	11,328

Total operating expenses	108,771	—	130	704	109,605

Income from operations	52,230	(18,270)	(130)	1,407	35,237
Interest expense, net	10,180	—	—	—	10,180
Other expense, net	1,849	—	—	—	1,849

Income before income taxes	40,201	(18,270)	(130)	1,407	23,208
Income taxes	13,990	(5,913)	(24)	(521)	7,532

Net income	$26,211	$(12,357)	$(106)	$1,928	$15,676

Earnings per share:
Basic	$1.40	$(0.66)	$—	$0.10	$0.84
Diluted	$1.36	$(0.63)	$(0.01)	$0.10	$0.82

Shares used to compute earnings per share:
Basic	18,313	—	—	—	18,313
Diluted	18,843	—	—	—	18,843

Dividends declared per share	$0.18	$—	$—	$—	$0.18

The effects of the restatement on the consolidated statement of cash flows for the year ended July 31, 2011 are summarized in the following table:

	Year Ended July 31, 2011
	(In thousands)

	Previously Reported	Walnut Correction	Accounts Payable and Accrued Expenses Correction	Other Corrections	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,211	$(23,868)	$(3,544)	$3,768	$26,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,465	—	—	400	29,865
Deferred income taxes	(7,534)	—	—	(2,998)	(10,532)
Excess tax benefit from stock option transactions	(2,274)	—	—	827	(1,447)
Stock-based compensation	6,974	—	—	713	7,687
Other, net	1,055	—	—	—	1,055
Changes in assets and liabilities:
Trade receivables	(32,665)	—	—	(210)	(32,875)
Inventories	(2,170)	(5,198)	(8)	(327)	(7,703)
Prepaid expenses and other current assets and income taxes	(893)	(11,698)	(1,431)	2,706	(11,316)
Accounts payable and accrued liabilities	17,577	40,764	5,013	(4,981)	58,373
Other, net	5,921	—	(30)	1,126	7,017

Net cash provided by operating activities	65,667	—	—	1,024	66,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,703)	—	—	—	(27,703)
Deposits of restricted cash	(21,200)	—	—	—	(21,200)
Proceeds from restricted cash	5,405	—	—	—	5,405
Other, net	262	—	—	—	262

Net cash used in investing activities	(43,236)	—	—	—	(43,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving line of credit under the Secured Credit Facility	(4,800)	—	—	—	(4,800)
Proceeds from issuance of long-term debt	21,350	—	—	—	21,350
Payment of long-term debt and notes payable	(40,884)	—	—	85	(40,799)
Dividends paid	(3,962)	—	—	—	(3,962)
Excess tax benefit from stock option transactions	2,274	—	—	(827)	1,447
Other, net	940	—	—	(282)	658

Net cash used in financing activities	(25,082)	—	—	(1,024)	(26,106)

Effect of exchange rate changes on cash	121	—	—	—	121
Net decrease in cash and cash equivalents	(2,530)	—	—	—	(2,530)
Cash and cash equivalents:
Beginning of period	5,642	—	—	—	5,642

End of period	$3,112	$—	$—	$—	$3,112

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,998	$—	$—	$754	$22,752
Income taxes	8,751	—	—	—	8,751
Non-cash investing activities:
Accrued capital expenditures	2,323	—	1,683	—	4,006
Capital lease	—	—	—	5,376	5,376

The effects of the restatement on the consolidated statement of cash flows for the year ended July 31, 2010 are summarized in the following table:

	Year Ended July 31, 2010
	(In thousands)

	Previously Reported	Walnut Correction	Accounts Payable and Accrued Expenses Correction	Other Corrections	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,211	$(12,357)	$(106)	$1,928	$15,676
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,154	—	—	—	17,154
Deferred income taxes	7,072	—	—	(1,095)	5,977
Excess tax benefit from stock option transactions	(434)	—	—	(258)	(692)
Stock-based compensation	3,231	—	—	507	3,738
Other, net	1,109	—	—	—	1,109
Changes in assets and liabilities:
Trade receivables, net	(2,873)	—	—	(145)	(3,018)
Inventories	(45,852)	(2,480)	—	53	(48,279)
Prepaid expenses and other current assets and income taxes	(6,437)	(5,913)	(24)	1,955	(10,419)
Accounts payable and accrued liabilities	(5,462)	20,750	130	(5,987)	9,431
Other, net	4,693	—	—	2,784	7,477

Net cash used in operating activities	(1,588)	—	—	(258)	(1,846)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,790)	—	—	—	(11,790)
Acquisitions, net of cash acquired	(615,389)	—	—	—	(615,389)
Other, net	618	—	—	—	618

Net cash used in investing activities	(626,561)	—	—	—	(626,561)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings under the Secured Credit Facility	176,000	—	—	—	176,000
Repayment of revolving line of credit under the Secured Credit Facility	(9,900)	—	—	—	(9,900)
Proceeds from issuance of long-term debt	400,000	—	—	—	400,000
Debt issuance costs	(8,852)	—	—	—	(8,852)
Payment of long-term debt and notes payable	(125,119)	—	—	—	(125,119)
Gross proceeds from equity offering	191,475	—	—	—	191,475
Equity offering costs	(11,738)	—	—	—	(11,738)
Dividends paid	(3,462)	—	—	—	(3,462)
Excess tax benefit from stock option transactions	434	—	—	258	692
Other, net	24	—	—	—	24

Net cash provided by financing activities	608,862	—	—	258	609,120
Effect of exchange rate changes on cash	127	—	—	—	127
Net decrease in cash and cash equivalents	(19,160)	—	—	—	(19,160)
Cash and cash equivalents:
Beginning of period	24,802	—	—	—	24,802

End of period	$5,642	$—	$—	$—	$5,642

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,088	$—	$—	$—	$9,088
Income taxes	11,113	—	—	(467)	10,646
Non-cash investing activities:
Accrued capital expenditures	1,076	—	419	—	1,495

(16) Quarterly Financial Information (unaudited)

Subsequent to the issuance of the fiscal 2011 consolidated financial statements, the Company identified Walnut Correction errors as described in Note 15 of the Notes to Consolidated Financial Statements that affected the interim condensed consolidated financial statements as of and for the interim periods within the years ended July 31, 2011 and 2010. Additionally, as a result of this error in walnut cost for inventories not sold as of July 31, 2010, cost of sales for the interim period ended October 31, 2010 was affected for the related inventories sold during the period. Further, the Company and Audit Committee concluded that the original quarterly walnut crop cost estimates used in certain interim periods of fiscal 2011 and fiscal 2010 as well as the subsequent changes to the estimates in certain interim periods were not sufficiently supported and were not based on consideration of all relevant information available at the time. Accordingly, the previously issued condensed consolidated financial statements as of and for the periods ended January 31, 2010, April 30, 2010, July 31, 2010 and October 31, 2010, January 31, 2011, April 30, 2011 and July 31, 2011 are restated to correct for these errors.

Fiscal 2011 Quarterly Walnut Estimate Correction

The Company’s original walnut cost estimates used for the periods ended October 31, 2010, January 31, 2011, and April 30, 2011 were not sufficiently supported and were not based on consideration of all relevant information available at the time. We have determined that the contemporaneously available relevant information supports a correction of the original walnut cost estimates in those periods. The Company’s consolidated financial statements for the interim period and fiscal year ended July 31, 2011 are restated to record the Momentum Payments as a cost for fiscal 2011 as it related to the fiscal 2011 walnut crop. The effect of correcting these errors on each of the applicable interim periods in the fiscal year ended July 31, 2011 is summarized in the tables below. The corrections summarized below include consideration of the income tax effect of the restatement adjustments.

Fiscal 2010 Quarterly Walnut Estimate Correction

The Company’s original walnut cost estimate used for the periods ended January 31, 2010 and April 30, 2010 were not sufficiently supported and were not based on consideration of all relevant information available at the time. We have determined that the contemporaneously available relevant information supports a correction of the original walnut cost estimates in those periods. The Company’s consolidated financial statements for the interim period and fiscal year ended July 31, 2010 are restated to record the Continuity Payments as a cost for fiscal 2010 as it related to the fiscal 2010 walnut crop. The effect of correcting these errors on each of the applicable interim periods in the fiscal year ended July 31, 2010 is summarized in the tables below. The corrections summarized below include consideration of the income tax effect of the restatement adjustments.

Accounts Payable and Accrued Expenses Correction

Subsequent to the issuance of the consolidated financial statements for the fiscal year ended July 31, 2011, an invoice for services related to the then-pending Pringles merger was identified as not properly accrued for as of July 31, 2011. In response to this information, the Company performed an extensive review of vendor invoices and supporting documentation to determine whether other unrecorded liabilities existed in the interim periods or the fiscal years ended July 31, 2011 and 2010. The review identified certain expenses that were not properly reflected in accounts payable and accrued liabilities as of July 31, 2011 and 2010 and the associated interim periods. The effect of correcting these errors on each of the applicable interim periods in the fiscal years ended July 31, 2011 and 2010 are summarized below. The corrections summarized below include consideration of the income tax effect of the restatement adjustments.

Other Corrections

In addition to the restatements described above, the Company has made other corrections, some of which were previously identified, but were not corrected because management had determined they were not material, individually or in the aggregate, to our consolidated financial statements. These corrections related to stock-based compensation, foreign currency translation, timing of prepaid and expense recognition, capital lease designation, pecan inventory valuation, and deferred income tax. The Company also determined that a pecan inventory purchase price variance related to the second quarter of fiscal 2011 that had been previously recorded as an out of period adjustment in the third quarter of fiscal 2011 should be corrected. The Company has corrected this amount by decreasing pecan inventories by $3.0 million and increasing cost of sales by $3.0 million in the second quarter of fiscal 2011 to properly reflect the purchase price variance in the second quarter. The effect of correcting these errors on each of the applicable interim periods in the fiscal years ended July 31, 2011 and 2010 are summarized below. The corrections summarized below include consideration of the income tax effect of the restatement adjustments.

	4th Quarter (Condensed and unaudited)

	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Corrections	Restated
For the three months ended July 31, 2011
Net sales	$232,773	$—	$—	$1,944	$234,717
Gross profit (1)	57,107	(10,227)	(341)	2,364	48,903
Operating expenses (2)	45,145	—	4,764	(498)	49,411
Income from operations	11,962	(10,227)	(5,105)	2,862	(508)
Net income (loss)	8,544	(7,239)	(3,614)	5,145	2,836
Basic earnings (loss) per share	0.39	(0.33)	(0.16)	0.23	0.13
Basic shares (in thousands)	21,652	—	—	—	21,652
Diluted earnings (loss) per share	0.37	(0.32)	(0.16)	0.23	0.12
Diluted shares (in thousands)	22,577	—	—	(8)	22,569

	3rd Quarter (Condensed and unaudited)

	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Corrections	Restated
For the three months ended April 30, 2011
Net sales	$222,991	$—	$—	$75	$223,066
Gross profit (1)	59,588	(10,162)	—	3,064	52,490
Operating expenses (2)	42,035	—	(288)	151	41,898
Income from operations	17,553	(10,162)	288	2,913	10,592
Net income	7,733	(6,397)	181	1,834	3,351
Basic earnings per share	0.35	(0.29)	0.01	0.08	0.15
Basic shares (in thousands)	21,604	—	—	—	21,604
Diluted earnings per share	0.34	(0.28)	0.01	0.08	0.15
Diluted shares (in thousands)	22,341	—	—	(9)	22,332

	2nd Quarter (Condensed and unaudited)

	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Corrections	Restated
For the three months ended January 31, 2011
Net sales	$257,592	$—	$—	$(748)	$256,844
Gross profit (1)	70,856	(8,225)	—	(3,653)	58,978
Operating expenses (2)	34,916	—	158	171	35,245
Income from operations	35,940	(8,225)	(158)	(3,824)	23,733
Net income	19,720	(5,809)	(112)	(2,701)	11,098
Basic earnings per share	0.90	(0.26)	(0.01)	(0.12)	0.51
Basic shares (in thousands)	21,565	—	—	—	21,565
Diluted earnings per share	0.87	(0.26)	—	(0.12)	0.49
Diluted shares (in thousands)	22,221	—	—	(9)	22,212

	1st Quarter (Condensed and unaudited)

	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Corrections	Restated
For the three months ended October 31, 2010
Net sales	$252,566	$—	$—	$(505)	$252,061
Gross profit (1)	63,596	(6,952)	—	(536)	56,108
Operating expenses (2)	36,071	—	—	266	36,337
Income from operations	27,525	(6,952)	—	(802)	19,771
Net income	14,214	(4,422)	—	(510)	9,282
Basic earnings per share	0.65	(0.21)	—	(0.02)	0.42
Basic shares (in thousands)	21,489	—	—	—	21,489
Diluted earnings per share	0.64	(0.20)	—	(0.02)	0.42
Diluted shares (in thousands)	21,947	—	—	(14)	21,933

	4th Quarter (Condensed and unaudited)

	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Corrections	Restated
For the three months ended July 31, 2010
Net sales	$176,618	$—	$—	$1,972	$178,590
Gross profit	43,839	(2,876)	—	1,919	42,882
Operating expenses (3)	28,503	—	130	687	29,320
Income from operations	15,336	(2,876)	(130)	1,232	13,562
Net income (loss)	6,740	(2,345)	(106)	1,837	6,126
Basic earnings (loss) per share	0.31	(0.11)	(0.01)	0.09	0.28
Basic shares (in thousands)	21,503	—	—	—	21,503
Diluted earnings (loss) per share	0.30	(0.11)	(0.01)	0.09	0.27
Diluted shares (in thousands)	22,097	—	—	—	22,097

	3rd Quarter (Condensed and unaudited)

	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Corrections	Restated
For the three months ended April 30, 2010
Net sales and other revenues	$138,734	$—	$—	$75	$138,809
Gross profit	31,093	(4,709)	—	75	26,459
Operating expenses (3)	32,991	—	—	263	33,254
Income from operations	(1,898)	(4,709)	—	(188)	(6,795)
Net income	(4,273)	(3,385)	—	(135)	(7,793)
Basic earnings per share	(0.22)	(0.17)	—	(0.01)	(0.40)
Basic shares (in thousands)	19,313	—	—	—	19,313
Diluted earnings per share	(0.22)	(0.17)	—	(0.01)	(0.40)
Diluted shares (in thousands)	19,313	—	—	—	19,313

In March 2010, Diamond completed its acquisition of Kettle Foods. For details regarding the Kettle Foods acquisition please refer to Note 5 of the Notes to Consolidated Financial Statements.

	2nd Quarter (Condensed and unaudited)

	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Corrections	Restated
For the three months ended January 31, 2010
Net sales and other revenues	$184,169	$—	$—	$117	$184,286
Gross profit	40,578	(10,685)	—	117	30,010
Operating expenses (3)	27,488	—	—	(246)	27,242
Income from operations	13,090	(10,685)	—	363	2,768
Net income	8,814	(6,627)	—	226	2,413
Basic earnings per share	0.53	(0.39)	—	0.01	0.15
Basic shares (in thousands)	16,280	—	—	—	16,280
Diluted earnings per share	0.52	(0.39)	—	0.01	0.14
Diluted shares (in thousands)	16,764	—	—	—	16,764

1st Quarter (Condensed and unaudited)
For the three months ended October 31, 2009
Net sales	$180,641
Gross profit	45,491
Operating expenses (3)	19,789
Income from operations	25,702
Net income (loss)	14,930
Basic earnings (loss) per share	0.90
Basic shares (in thousands)	16,269
Diluted earnings (loss) per share	0.88
Diluted shares (in thousands)	16,685

(1)

A change in the cost of inventories sold during the previous quarters in the fiscal year results in a pre-tax increase or decrease in cost of sales. Diamond routinely revises its estimate for expected walnut costs to reflect changes in market conditions and other factors. In the quarter ended July 31, 2011, there was a pre-tax increase in cost of sales of approximately $1.6 million, due to the increase in estimated cost of inventories sold during the previous quarters of fiscal 2011. There were no such changes in estimates in the quarters ended January 31, 2011 and April 30, 2011.
(2)	Includes acquisition and integration related expenses of $12.9 million, $5.9 million, $1.0 million and $0.6 million for the quarters ended July 31, 2011, April 30, 2011, January 31, 2011 and October 31, 2010, respectively.
(3)	Includes acquisition and integration related expenses of $10.2 million and $1.1 million for the quarters ended April 30, 2010 and July 31, 2010, respectively.

(17)	Subsequent Events

On February 8, 2012, the Audit Committee of Diamond’s Board of Directors substantially completed its investigation of the Company’s accounting for certain crop payments to walnut growers. The Audit Committee concluded that Diamond’s consolidated financial statements for fiscal 2010 and fiscal 2011 would need to be restated and identified material weaknesses in the Company’s internal control over financial reporting.

On April 5, 2011, Diamond entered into a definitive agreement with P&G to merge P&G’s Pringles business into the Company. On February 15, 2012, Diamond and P&G mutually agreed to terminate this transaction. No “break-up” fee or other fees were paid to P&G in connection with the termination, which included a mutual release. Acquisition related expenses associated with the proposed transaction of $7.0 million, the majority of which were primarily capitalized in fiscal 2011 and subsequently expensed in fiscal 2012, and primarily included contract termination costs related to facilities, a lease for an office in London and software that were no longer needed due to the termination of the merger.

On March 21, 2012, Diamond reached an agreement with its lenders to forbear from seeking any remedies under Secured Credit Facility with respect to specified existing and anticipated non-compliance with the credit agreement and to amend its credit agreement. Under the amended credit agreement, Diamond had continued access to its existing revolving credit facility through a forbearance period (initially through June 18, 2012) subject to Diamond’s compliance with the terms and conditions of the amended credit agreement. During the forbearance period, the interest rate on borrowings increased. The amended credit agreement required Diamond to suspend dividend payments to stockholders. In addition, Diamond paid a forbearance fee of 0.25% to its lenders. The forbearance period concluded on May 29, 2012, when Diamond closed agreements to recapitalize its balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”).

The Oaktree investment initially consists of $225 million of newly-issued senior notes and warrants to purchase approximately 4.4 million shares of Diamond common stock. The senior notes will mature in 2020 and will bear interest at 12% per year that may be paid-in-kind at Diamond’s option for the first two years. Oaktree’s warrants will be exercisable at $10 per share, and would constitute a fully diluted ownership level of approximately 16.4% of the Company. The Oaktree agreements provide that if Diamond secures a specified minimum supply of walnuts from the 2012 crop and achieves profitability targets for its nut businesses for the six-month period ending January 31, 2013, all of the warrants will be cancelled and Oaktree may exchange $75 million of the senior notes for convertible preferred stock of Diamond (the “Special Redemption”). The convertible preferred stock would have an initial conversion price of $20.75, which represents a 3.5% discount to the closing price of Diamond common stock on April 25, 2012, the date that the Company entered into its commitment with Oaktree. The convertible preferred stock would pay a 10% dividend that would be paid in-kind for the first two years. Diamond does not currently anticipate that the Special Redemption will occur.

The Secured Credit Facility initially included a covenant that restricts the amount of indebtedness (including capital leases and purchase money obligations for fixed or capital assets) to no more than $25 million. On January 30, 2012, Diamond entered into a five-year equipment lease for its Norfolk, UK plant (the “Kettle UK Lease”) that has been treated as a capital lease for accounting purposes. The accounting treatment for the Kettle US Lease and the Kettle UK Lease caused the Company to be in default of the Secured Credit Facility covenant limiting other indebtedness. These defaults were waived, with respect to the Kettle UK Lease on July 27, 2012, and with respect to the Kettle US Lease on August 23, 2012. Additionally, the Secured Credit Facility and the Oaktree agreement were each amended to allow Diamond to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount will be reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Oaktree agreement.

On December 20, 2010, Kettle Foods obtained, and Diamond guaranteed, Guaranteed Loan in the principal amount of $21.2 million, of which $20.4 million was outstanding as of July 31, 2011. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan is being used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account. Withdrawals from the escrow account were restricted to reimburse, dollar-for-dollar, approved expenditures directly related to equipment purchases. As the cash is being used to purchase non-current assets, such restricted cash is classified as non-current on the balance sheet. The Guaranteed Loan also provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. Initially, there was a limit to the debt to EBITDA ratio to no more than 4.35 to 1.00, and the fixed charge coverage ratio to no less than 1.05 to 1.00. As a result of the errors identified causing the restatement of the consolidated financial statements, we were in default with certain financial and reporting covenants, which non-compliance was waived as of July 31, 2012. In addition, the financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment.

On May 22, 2012, Diamond entered into the Third Amendment, which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief until October 31, 2013. At that time, these covenants will become applicable at revised levels set forth in the Third Amendment (initially 4.70 to 1.00 for the senior leverage ratio, declining over four quarters to 3.25 to 1.00 in the quarter ending July 31, 2014 and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio). The Third Amendment includes a new covenant requiring that Diamond have at least $20 million of cash, cash equivalents and revolving credit availability beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments from $10 million to $0.9 million. The Third Amendment also amends the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over the London Interbank Offered Rate (“LIBOR”) and the Base Rate at which loans under the Secured Credit Agreement bear interest). Initially, Eurodollar rate loans will bear interest at 5.50% plus the LIBOR for the applicable loan period, and Base Rate loans will bear interest at 4.50% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Prime Rate, (iii) Eurodollar Rates plus 1.00%. The LIBOR rate is subject to a LIBOR floor, initially 1.25% (the “LIBOR Floor”). The margins over LIBOR and the Base Rate, and the LIBOR Floor, and the Base Rate will decline if and when Diamond achieves reductions in its ratio of senior debt to EBITDA. The Third Amendment also eliminates the requirement that proceeds of future equity issuances be applied to repay outstanding loans, and waives certain covenants that the Company was non-compliant with in connection with Diamond’s restatement of its consolidated financial statements.

On October 25, 2012, Diamond announced a plan to consolidate its manufacturing operations and will close its leased facility in Fishers, Indiana. Certain manufacturing equipment at Fishers will be relocated to our facility in Stockton, California. Additionally, the Company will record an impairment charge of approximately $4 million associated with Fishers’ equipment that will not be utilized.

Item 9A. Controls and Procedures

We have established and currently maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that any material information relating to the Company is recorded, processed, summarized and reported to our principal officers to allow timely decisions regarding required disclosures.

Restatement of Prior Period Financial Statements

On November 1, 2011, we announced that the Audit Committee of our Board of Directors was conducting an internal investigation of our accounting for certain crop payments made to walnut growers. Subsequent to fiscal year end 2011 and 2010 we made payments to walnut growers of approximately $61.5 million and $20.8 million, referred to as Momentum Payments and Continuity Payments, respectively. As a result of an evaluation of the substance of information obtained in this investigation, we determined that the Momentum Payments and Continuity Payments related to the prior year walnut crops and such payments were not accounted for in the correct periods. Accordingly, the previously issued consolidated financial statements as of and for the fiscal years ended July 31, 2011 and 2010 needed to be restated to record these walnut grower payments in the appropriate periods.

The Company has determined that it is appropriate to restate the consolidated financial statements to reflect the Momentum and Continuity Payments as payments for the walnut crop delivered in the prior fiscal year (fiscal 2011 and fiscal 2010, respectively). In determining which quarters should reflect the corrections, the Company and Audit Committee concluded that the original quarterly walnut crop cost estimates used in certain interim periods of fiscal 2011 and 2010 were not sufficiently supported and were not based on consideration of all relevant information available at the time. In addition, we made corrections to accounts payable and accrued liabilities to record expenses in the proper periods, and other adjustments discovered subsequent to the initial filing of our Annual Report on Form10-K for the fiscal year ended July 31, 2011. Finally, we made other corrections to address items that were previously identified but that had not been deemed material individually and in the aggregate. For further information related to the restatements see Note 15 of the Notes to Consolidated Financial Statements.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to our principal officers as appropriate to allow timely decisions regarding required disclosure. In connection with the September 2011 filing of our original Annual Report on Form 10-K for the year ended July 31, 2011, our former Chief Executive Officer and former Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011, and based on that evaluation they concluded that our disclosure controls and procedures were effective. In connection with the restatement of our consolidated financial statements described in Note 15 of our Notes to Consolidated Financial Statements, our current President and Chief Executive Officer and our Interim Chief Financial Officer re-evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011. As a result of that re-evaluation, management determined that due to the material weaknesses in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of July 31, 2011. Notwithstanding the material weaknesses, management, including our current President and Chief Executive Officer and Interim Chief Financial Officer, has concluded that the consolidated financial statements included in this amendment present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

We acquired Kettle Foods on March 31, 2010, and as a result, we updated our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our fiscal year ended July 31, 2011, to include specific controls for Kettle Foods. Otherwise, there were no changes in our internal control over financial reporting during the three months ended July 31, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weaknesses in our internal control over financial reporting discussed below were identified after the original filing of our Annual Report on Form 10-K for the year ended July 31, 2011, and we have begun remediating those control deficiencies, as discussed below.

Management’s Report on Internal Control Over Financial Reporting (As Revised)

Company management is responsible for establishing and maintaining adequate internal control over financial reporting (as is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of our financial statements in accordance with generally accepted accounting principles. A system of internal control over financial reporting has inherent limitations and may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as of July 31, 2011. Based on the initial evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2011, our former management concluded that our internal control over financial reporting was effective as of July 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. However, in connection with the internal investigation and the related restatements of our consolidated financial statements described in Note 15 to the Notes to Consolidated Financial Statements, current management re-evaluated the effectiveness of our internal control over financial reporting and determined that material weaknesses in our internal control over financial reporting existed as of July 31, 2011, as described below. As a result of these items, current management has concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2011. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in our internal control over financial reporting are identified as follows:

•

Control Environment – The control environment, which includes the Company’s Code of Conduct and Ethics Policy, is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its employees, and is the foundation for the other components of internal control over financial reporting. Senior management’s operating style did not result in the open flow of information and communication and set a tone that contributed to an ineffective control environment in which dissemination of information was limited and alternative ideas were not routinely encouraged. This control environment material weakness contributed significantly to the material weaknesses related to walnut grower accounting described below.

•

Walnut Grower Accounting – Senior management did not document the accounting policies or sufficiently design the processes for walnut grower payments and determination of walnut cost estimates. Further, management did not effectively or consistently communicate the nature and intent of certain walnut grower payments throughout the organization which contributed to conflicting communications with growers and incomplete and ineffective communication and flow of information throughout the company and to those charged with governance. The controls in place at the time were not designed to ensure that the annual walnut costs and the quarterly walnut cost estimates and changes in such estimates were sufficiently supported and based on consideration of all relevant information. The controls in place at that time were also not designed to provide for appropriate segregation of duties. These factors caused our controls related to accounting for walnut grower payments and quarterly walnut cost estimates to be ineffective for ensuring that walnut costs were recorded correctly within the appropriate period.

•

Accounts Payable and Accrued Expenses – Our controls over invoice processing were improperly designed and were not effective in ensuring that costs were recorded within the appropriate account and period. Controls were not in place to address the volume and nature of payment processing.

Deloitte & Touche LLP, our independent registered public accounting firm, which audited our consolidated financial statements included in this amendment, has issued an updated attestation report on our internal control over financial reporting, which is included in this amendment.

As a result of the restatement of our consolidated financial statements and the related reassessment of our internal control over financial reporting, we have developed certain remediation steps to address the material weaknesses discussed above, to reinforce a control environment that facilitates internal and external communications, and to improve our internal control over financial reporting. If not remediated, these control deficiencies could result in further material misstatements to our financial statements. The Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes, and the planned additional remedial actions are essential to maintaining a strong internal control environment. The following steps are among the measures that either have already been implemented or will be implemented as soon as practicable:

Control Environment

•	Replacement of former CEO;

•	Replacement of former CFO;

•	Hiring of a new Controller;

•

Enhanced monthly financial and operational reporting packages with detailed financial analysis and identification of significant and non-routine transactions which are circulated for review by management; and

•

Development and implementation of training, led by the CEO and reinforced by finance executives with appropriate accounting expertise, for executives, finance personnel and grower accounting to enhance awareness and understanding of standards and principles for accounting and financial reporting as well as the importance of financial reporting integrity and the Company’s Code of Conduct and Ethics Policy.

Walnut Grower Accounting

•	Revised the walnut cost estimation policy to incorporate a wide variety of inputs each quarter with review and sign-off by cross-functional management;

•	Enhanced documentation, oversight and monitoring of accounting policies and procedures relating to walnut grower payments and walnut grower accounting;

•	Reassessment of responsibilities and realignment of reporting relationships within the walnut operations and grower accounting function;

•	Revised grower contracts and enhanced review and oversight of grower communications;

•

Creation of a Grower Advisory Board including members from a cross section of Diamond’s grower base to provide a forum for input from growers and communication between Diamond senior management and growers;

•	Implementation of quarterly representations by grower services regarding compliance with grower contracting procedures; and

•	Update and revision of Sarbanes-Oxley internal control narratives related to grower accounting.

Accounts Payable and Accrued Expenses

•	Enhanced month-end accounting close processes with increased visibility in finance and accounting organization;

•	Enhanced period-end controls and procedures to improve recording of all outstanding accounts payable and accrued expenses;

•	Requiring all existing and new vendors to remit invoices directly to the Company’s central accounts payable department;

•	Communication throughout the organization to ensure that information related to all vendors engaged, services incurred, and invoices received in the current or prior month are captured; and

•	Update and revision of Sarbanes-Oxley internal control narratives related to accounts payable and accrued expenses.

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent significant improvements in our controls when they are fully implemented. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

/s/ Brian Driscoll	/s/ Michael Murphy
President and Chief Executive	Interim Chief Financial
Officer	Officer

November 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Diamond Foods, Inc.

San Francisco, California

We have audited Diamond Foods, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our report dated September 15, 2011, we expressed an unqualified opinion on internal control over financial reporting. As described in the following paragraphs, material weaknesses were subsequently identified in connection with the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2011, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•

Control Environment: The control environment, which includes the Company’s Code of Conduct and Ethics Policy, is the responsibility of senior management, sets the tone of the organization, influences the actions of its employees, and is the foundation for all other components of internal control over financial reporting. The Company did not maintain an effective control environment. Management’s operating style and concentrated decision making increased the risk of management override of certain controls, limited effective communication and flow of information throughout the organization and to those charged with governance and did not provide an environment that consistently encouraged open discussion of alternate views or opinions.

•

Walnut Grower Accounting: The above material weakness in the control environment contributed to material weaknesses in walnut grower accounting control activities. Management did not effectively or consistently communicate the nature and intent of certain walnut grower payments throughout the organization, to growers, and to those charged with governance. Controls were not designed to ensure that the annual walnut costs and quarterly walnut cost estimates and changes in such estimates were sufficiently supported and based on consideration of all relevant information. Controls over walnut costs and accounting for certain grower payments were improperly designed, were not designed to provide appropriate segregation of duties, and were not operating effectively in ensuring that walnut costs and payments were recorded correctly in the appropriate period.

•

Accounts Payable and Accrued Expenses: The controls over recording accounts payable and accrued expenses were improperly designed and were not operating effectively to ensure that all expenditures were identified and recorded in the appropriate account and period. Controls were not in place to address the volume and nature of invoice processing.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audits of the consolidated financial statements as of and for the year ended July 31, 2011, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 31, 2011, of the Company and our report dated September 15, 2011, (November 13, 2012 as to the effects of the restatement discussed in Note 15 and subsequent events in Note 17) expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the restatement.

/s/ Deloitte & Touche LLP

San Francisco, California

September 15, 2011 (November 13, 2012 as to the effects of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting as revised)

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Financial Statements.

(a)	Report of Independent Registered Public Accounting Firm

(b)	Consolidated Balance Sheets at July 31, 2011 and 2010

(c)	Consolidated Statements of Operations for the years ended July 31, 2011, 2010 and 2009

(d)	Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2011, 2010 and 2009

(e)	Consolidated Statements of Cash Flows for the years ended July 31, 2011, 2010 and 2009

(f)	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

All schedules are omitted because the required information is included with the Consolidated Financial Statements or notes thereto.

3.	Exhibits required by Item 601 of Regulation S-K.

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with This Report	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed

3.01	Certificate of Incorporation, as amended		S-1/A	333-123576	July 15, 2005

3.02	Restated Bylaws		S-1	333-123576	March 25, 2005

4.01	Form of Certificate for common stock		S-1/A	333-123576	July 18, 2005

4.02	Rights Agreement, dated as of April 29, 2005, by and between Registrant and EquiServe Trust Company, N.A		S-1/A	333-123576	May 3, 2005

4.03	Amendment No. 1 to Rights Agreement between Registrant and Equiserve Trust Company, N.A., dated April 5, 2011		8-A/A	000-51439	April 5, 2011

4.04	Amendment No. 2 to the Rights Agreement dated May 22, 2012 by and between Diamond Foods, Inc. and Computershare Trust Company, N.A.		8-A/A	000-51439	May 30, 2012

4.05	Senior Note issued to OCM PF/FF Adamantine Holdings, Ltd., dated May 29, 2012.		8-K	000-51439	May 30, 2012

4.06	Redeemable Note issued to OCM PF/FF Adamantine Holdings, Ltd., dated May 29, 2012.		8-K	000-51439	May 30, 2012

		Filed with This Report	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed

4.07	Warrant to Purchase Common Stock issued to OCM PF/FF Adamantine Holdings, Ltd., dated May 29, 2012.		8-K	000-51439	May 30, 2012

10.01*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement		S-1	333-123576	March 25, 2005

10.02*	Form of Tax Withholding Agreement		8-K	000-51439	July 20, 2007

10.03*	Form of Stock Withholding Agreement		8-K	000-51439	January 10, 2007

10.04*	2005 Employee Stock Purchase Plan and form of subscription agreement		S-1	333-123576	March 25, 2005

10.05*	Diamond Walnut Growers, Inc. 401(k) Plan		S-1	333-123576	March 25, 2005

10.06*	Diamond Walnut Growers, Inc. Retirement Restoration Plan		S-1	333-123576	March 25, 2005

10.07*	Diamond of California Management Pension Plan		S-1	333-123576	March 25, 2005

10.08*	Diamond Walnut Growers, Inc. Pension Plan, as restated		S-1	333-123576	March 25, 2005

10.09*	Form of Indemnity Agreement between Registrant and each of its directors and executive officers		S-1	333-123576	March 25, 2005

10.10*	Form of Change of Control and Retention Agreement between Registrant and each of its executive officers		S-1/A	333-123576	May 3, 2005

10.11*	Diamond Foods, Inc. Key Executive Retention Plan		8-K	000-51439	February 24, 2012

10.12*	Summary of Non-Employee Director Compensation Arrangements		10-K/A	000-51439	November 28, 2011

10.13*	Employment Agreement, dated March 25, 1997, between Registrant and Michael J. Mendes		S-1	333-123576	March 25, 2005

10.14*	Employment Agreement, dated May 4, 2012, between Diamond Foods, Inc. and Brian Driscoll		8-K	000-51439	May 7, 2012

10.15*	Offer Letter between Steven M. Neil and Diamond Foods, Inc.		10-Q	000-51439	March 11, 2008

10.16*	Offer Letter between Lloyd Johnson and Diamond Foods, Inc.		10-K	000-51439	September 25, 2008

		Filed with This Report	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed

10.17*	Offer Letter between Linda Segre and Diamond Foods, Inc.		10-K	000-51439	September 30, 2009

10.18	Form of Walnut Purchase Agreement		S-1/A	333-123576	May 3, 2005

10.19	Form of Walnut Purchase Agreement introduced on May 18, 2012		8-K	000-51439	May 23, 2012

10.20	Credit Agreement, dated as of February 25, 2010, by and among Diamond Foods, Inc., the Lenders party thereto, Bank of America, N.A., Banc of America Securities LLC and Barclays Capital	X

10.21	Letter Agreement amending Credit Agreement between Diamond Foods, Inc. and Bank of America N.A., dated March 26, 2010	X

10.22	Forbearance Agreement and Second Amendment to Credit Agreement between Diamond Foods, Inc., Bank of America N.A. and the lenders thereto, dated March 21, 2012		8-K	000-51439	March 21, 2012

10.23	Waiver and Third Amendment to Credit Agreement between Diamond Foods, Inc., Bank of America, N.A. and the lenders thereto, dated May 22, 2012		8-K	000-51439	May 23, 2012

10.24	Waiver and Fourth Amendment to Credit Agreement between Diamond Foods, Inc., Bank of America, N.A. and lenders thereto, dated July 27, 2012	X

10.25	Waiver and Fifth Amendment to Credit Agreement between Diamond Foods, Inc., Bank of America, N.A. and lenders thereto, dated August 23, 2012	X

10.26	Securities Purchase Agreement, dated May 22, 2012, by and among Diamond Foods, Inc., OCM PF/FF Adamantine Holdings, Ltd. and the other Purchasers party thereto.		8-K	000-51439	May 23, 2012

10.27	Amendment to Securities Purchase Agreement, dated May 29, 2012, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		8-K	000-51439	May 30, 2012

10.28	Registration Rights Agreement, dated May 29, 2012, by and among Diamond Foods, Inc., OCM PF/FF Adamantine Holdings, Ltd. and the other Purchasers party to the Securities Purchase Agreement, dated May 22, 2012.		8-K	000-51439	May 30, 2012

		Filed with This Report	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed

10.29	Transaction Agreement, dated April 5, 2011, by and among The Procter & Gamble Company, The Wimble Company, Diamond Foods, Inc. and Wimbledon Acquisition LLC		8-K	000-51439	April 5, 2011

10.30	Separation Agreement, dated April 5, 2011, by and among The Procter & Gamble Company, The Wimble Company and Diamond Foods, Inc.		8-K	000-51439	April 5, 2011

21.01	List of Subsidiaries of Diamond Foods, Inc.	X

23.01	Consent of Independent Registered Public Accounting Firm	X

31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X

*	Indicates management contract or compensatory plan or arrangement

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

DIAMOND FOODS, INC.

By:	/s/ Michael Murphy
Michael Murphy
Interim Chief Financial Officer

Date: November 14, 2012