Form 10-Q
period 2011-10-31
Diamond Foods Inc
filed 2012-11-14
CIK 1320947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51439

DIAMOND FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2556965
(State of Incorporation)	(IRS Employer Identification No.)

600 Montgomery Street, 13th Floor San Francisco, California	94111-2702
(Address of Principal Executive Offices)	(Zip Code)

415-445-7444

(Telephone No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2012: 22,085,507

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements, including statements about our future financial and operating performance and results, business strategy, market price, brand portfolio and performance, future commodity prices, supply of raw materials, and plans and forecasts, our SEC filings, our position in the walnut industry, enhancing internal controls and remediating material weaknesses. We have based these forward-looking statements on our assumptions, expectations and projections about future events only as of the date of this presentation, and we make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the SEC. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this amendment and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this amendment. Actual results may differ materially from what we currently expect because of many risks and uncertainties, including: uncertainty about the need to file additional reports in connection with our restatement; risks relating to our leverage and its effect on our ability to respond to changes in our business, markets and industry; increase in the cost of our debt; ability to raise additional capital and possible dilutive impact of raising such capital; risks relating to litigation and regulatory proceedings; risks related to our current inability to timely file required periodic reports under the Securities Exchange Act of 1934, as amended, and any resulting delisting of Diamond’s common stock on the Nasdaq Global Select Market; uncertainties relating to relations with growers; availability and cost of walnuts and other raw materials; increasing competition and possible loss of key customers; and general economic and capital markets conditions.

As used in this Annual Report, the terms “Diamond Foods,” “Diamond,” “Company,” “Registrant,” “we,” “us,” and “our” mean Diamond Foods, Inc. and its subsidiaries unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

(Unaudited)

	October 31, 2011	July 31, 2011	October 31, 2010 As Restated See Note 12
ASSETS
Current assets:
Cash and cash equivalents	$4,474	$3,112	$8,012
Trade receivables, net	141,760	98,275	122,660
Inventories	254,860	153,534	239,007
Deferred income taxes	14,010	14,490	12,218
Prepaid income taxes	29,392	17,499	10,477
Prepaid expenses and other current assets	18,665	13,089	9,992

Total current assets	463,161	299,999	402,366
Restricted cash	13,731	15,795	—
Property, plant and equipment, net	146,417	134,275	118,243
Deferred income taxes	5,915	5,376	3,924
Goodwill	406,850	409,735	406,255
Other intangible assets, net	446,267	450,855	453,830
Other long-term assets	6,271	6,872	8,172

Total assets	$1,488,612	$1,322,907	$1,392,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,700	$41,700	$40,000
Accounts payable and accrued liabilities	178,672	129,153	140,724
Payable to growers	151,700	76,700	143,598

Total current liabilities	372,072	247,553	324,322
Long-term obligations	535,078	490,001	515,000
Deferred income taxes	131,634	132,470	141,741
Other liabilities	24,507	32,388	19,599
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,369,311, 22,319,016 and 22,234,131 shares issued and 22,058,169, 22,049,636 and 21,974,522 shares outstanding at October 31, 2011, July 31, 2011, and October 31, 2010, respectively	22	22	22
Treasury stock, at cost: 311,142, 269,380 and 259,609 shares held at October 31, 2011, July 31, 2011, and October 31, 2010, respectively	(9,643)	(6,867)	(6,315)
Additional paid-in capital	321,843	318,734	311,066
Accumulated other comprehensive income	12,413	17,728	10,789
Retained earnings	100,686	90,878	76,566

Total stockholders’ equity	425,321	420,495	392,128

Total liabilities and stockholders’ equity	$1,488,612	$1,322,907	$1,392,790

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended October 31,
	2011	2010 As Restated See Note 12
Net sales	$287,393	$252,061
Cost of sales	226,086	195,953

Gross profit	61,307	56,108
Operating expenses:
Selling, general and administrative	29,455	23,289
Advertising	12,716	12,469
Acquisition and integration related expenses	17,214	579

Total operating expenses	59,385	36,337

Income from operations	1,922	19,771
Interest expense, net	5,761	6,117

Income (loss) before income taxes	(3,839)	13,654
Income taxes (benefit)	(14,640)	4,372

Net income	$10,801	$9,282

Earnings per share:
Basic	$0.49	$0.42
Diluted	$0.47	$0.42
Shares used to compute earnings per share:
Basic	21,668	21,489
Diluted	22,567	21,933
Dividends declared per share	$0.045	$0.045

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended October 31,
	2011	2010 As Restated See Note 12
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,801	$9,282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,180	7,472
Deferred income taxes	(118)	2,014
Excess tax benefit from stock option transactions	(1,163)	(944)
Stock-based compensation	1,902	1,772
Other, net	673	84
Changes in assets and liabilities:
Trade receivables, net	(43,485)	(56,962)
Inventories	(101,326)	(93,175)
Prepaid expenses and other current assets and income taxes	(17,468)	(1,619)
Other assets	164	(475)
Accounts payable and accrued liabilities	43,859	53,086
Payable to growers	75,000	87,094
Other liabilities	(7,714)	319

Net cash provided by (used in) operating activities	(31,695)	7,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,303)	(4,732)
Proceeds from sale of property, plant and equipment and other	—	8
Proceeds from restricted cash	2,064	—

Net cash used in investing activities	(9,239)	(4,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of revolving line of credit under the Secured Credit Facility, net	55,500	8,900
Payment of long-term debt and notes payable	(10,423)	(10,032)
Dividends paid	(993)	(989)
Excess tax benefit from stock option transactions	1,163	944
Purchase of treasury stock	(2,776)	(1,265)
Other, net	(125)	1,508

Net cash provided by (used in) financing activities	42,346	(934)

Effect of exchange rate changes on cash	(50)	80
Net increase in cash and cash equivalents	1,362	2,370
Cash and cash equivalents:
Beginning of period	3,112	5,642

End of period	$4,474	$8,012

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$5,559	$5,622
Income taxes	3,738	(2,929)
Non-cash investing activity:
Accrued capital expenditures	10,709	1,261

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended October 31, 2011 and 2010 (Restated)

(In thousands, except share and per share information unless otherwise noted)

(Unaudited)

(1) Organization and Basis of Presentation

Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In September 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. In March 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand® to Diamond’s existing portfolio of leading brands in the snack industry. Diamond sells its products to global, national, regional and independent grocery, drug, and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels. Sales to the Company’s largest customer accounted for approximately 18.5% and 16.0% of total net sales for the three months ended October 31, 2011 and 2010, respectively.

The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended July 31, 2011 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition at October 31, 2011, the results of the Company’s operations for the three months ended October 31, 2011 and 2010, and cash flows for the three months ended October 31, 2011 and 2010. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Amendment No 2 to its Annual Report on Form 10-K for the fiscal year ended July 31, 2011. Operating results for the three months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended July 31, 2012.

Total comprehensive income was $5.5 million and $14.6 million for the three months ended October 31, 2011 and 2010, respectively.

During the three months ended October 31, 2011, the Company concluded a tax ruling with the United Kingdom tax authorities. This resulted in a net tax benefit for the period of $5.6 million, attributable to the reversal of the Company’s unrecognized tax benefit related to this event.

Certain prior period amounts have been reclassified to conform to the current period presentation. The line items within the consolidated statement of cash flows that include reclassifications are presented in Note 12 of the Notes to Condensed Consolidated Financial Statements.

We report our operating results on the basis of a fiscal year that starts August 1 and ends July 31. We refer to our fiscal years ended July 31, 2010, 2011 and 2012, as, “fiscal 2010,” “fiscal 2011” and “fiscal 2012.” For purposes of the Notes to Condensed Consolidated Financial Statements, quarterly and annual fiscal 2011 amounts have been restated, unless otherwise specified.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This guidance requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) in either a single continuous statement of comprehensive income or in two separate consecutive statements. The guidance does not change the components of OCI or when an item of OCI must be reclassified to net income, or the earnings per share calculation. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will only impact the presentation of the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The Company transacts business in foreign currencies and has international sales denominated in foreign currencies, subjecting the Company to foreign currency risk. If appropriate, the Company enters into foreign currency derivative contracts, generally with monthly maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The Company does not use foreign currency derivative contracts for speculative or trading purposes. On the date a foreign currency hedging contract is entered into, the Company may designate the contract as a hedge, for a forecasted transaction, of the variability of cash flows to be received (“cash flow hedge”). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to anticipated transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Effective changes in derivative contracts designated and qualifying as cash flow hedges of forecasted revenue are reported in other comprehensive income. These gains and losses are reclassified into interest income or expense, as a component of revenue, in the same period as the hedged revenue is recognized. The Company includes time value in the assessment of effectiveness of the foreign currency derivatives. The ineffective portion of the hedge is recorded in interest expense or income. There were no foreign currency contracts outstanding as of October 31, 2011. No hedge ineffectiveness for foreign currency derivatives was recorded for the three months ended October 31, 2011.

In July 2010, the Company entered into three interest rate swap agreements in accordance with Company policy to mitigate the impact of London Interbank Offered Rate (“LIBOR”) based interest expense fluctuations on Company profitability. These swap agreements, with a total hedged notional amount of $100 million, were entered into to hedge future interest payments associated with a portion of the Company’s variable rate bank debt. The Company has designated these swaps as hedges of future cash flows associated with its variable rate debt. All effective changes in the fair value of the designated swaps are recorded in other comprehensive income (loss) and are released to interest income or expense as the underlying transaction occurs. Ineffective changes, if any, are recognized in interest income or expense immediately. For the three months ended October 31, 2011, the Company recognized other comprehensive income of $0.1 million based on the change in fair value of the swap agreements; no hedge ineffectiveness for these swap agreements was recognized in interest income or expense over the same period.

The fair values of the Company’s derivative instruments as of October 31, 2011, July 31, 2011 and October 31, 2010 were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		10/31/11	7/31/11	10/31/10
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable and accrued liabilities	$(469)	$(581)	$(655)
Interest rate contracts	Other liabilities	—	(4)	(326)
Foreign currency contracts	Accounts payable and accrued liabilities	—	—	(61)

Total derivatives designated as hedging instruments under ASC 815		$(469)	$(585)	$(1,042)

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency contracts	Accounts payable and accrued liabilities	—	(11)	(30)

Total derivatives		$(469)	$(596)	$(1,072)

The effect of the Company’s derivative instruments on the Consolidated Statements of Operations for the three months ended October 31, 2011 and 2010 is summarized below:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	10/31/11	10/31/10		10/31/11	10/31/10		10/31/11	10/31/10
Interest rate contracts	$(79)	$(490)	Interest expense	$(191)	$(176)	Interest expense	$—	$—
Foreign currency contracts	—	(49)	Net sales	—	—	Net sales	—	—

Total	$(79)	$(539)		$(191)	$(176)		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		10/31/11	10/31/10
Foreign currency contracts	Interest expense	$(10)	$(30)

Total		$(10)	$(30)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative liabilities measured at fair value on a recurring basis were $0.5 million as of October 31, 2011 and $0.6 million as of July 31, 2011. The Company has elected to use the income approach to value the derivative liabilities, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments.

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

	Three Months Ended October 31,
	2011	2010
Average expected life, in years	6	6
Expected volatility	41.87%	42.35%
Risk-free interest rate	1.27%	1.73%
Dividend rate	0.24%	0.43%

The following table summarizes stock option activity during the three months ended October 31, 2011:

	Number of Shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2011	1,771	$27.34
Granted	271	86.59
Exercised	(1)	27.94
Cancelled	—	—

Outstanding at October 31, 2011	2,041	35.21	6.6	$68,499

Exercisable at October 31, 2011	1,332	21.40	5.2	59,090

The weighted average fair value per share of stock options granted during the three months ended October 31, 2011 and 2010 was $35.39 and $16.66, respectively. The fair value per share of stock options vested during the three months ended October 31, 2011 and 2010 was $16.06 and $15.51, respectively.

Changes in the Company’s nonvested stock options during the three months ended October 31, 2011 are summarized as follows:

	Number of Shares (in thousands)	Weighted average grant date fair value per share
Nonvested at July 31, 2011	536	$18.09
Granted	271	35.39
Vested	(98)	16.06
Cancelled	—	—

Nonvested at October 31, 2011	709	24.99

As of October 31, 2011, there was approximately $16.2 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock Awards: Restricted stock and restricted stock unit activity during the three months ended October 31, 2011 is summarized as follows:

	Restricted Stock		Restricted Stock Units
	Number of Shares (in thousands)	Weighted average grant date fair value per share	Number of Shares (in thousands)	Weighted average grant date fair value per share
Outstanding at July 31, 2011	393	$32.96	—	$—
Granted	49	89.02	16	74.62
Vested	(106)	25.87	—	—
Cancelled	—	—	—	—

Outstanding at October 31, 2011	336	43.35	16	74.62

The weighted average fair value per share of restricted stock granted during the three months ended October 31, 2011 and 2010 was $89.02 and $40.56, respectively. The weighted average fair value per share of restricted stock vested during the three months ended October 31, 2011 and 2010 was $25.87 and $20.92, respectively. The total intrinsic value of restricted stock vested in the three months ended October 31, 2011 and 2010 was $7.1 million and $3.1 million, respectively.

As of October 31, 2011 there was $12.1 million of unrecognized compensation expense related to nonvested restricted stock, which is expected to be recognized over a weighted average period of 2.6 years. As of October 31, 2011 there was $1.2 million of unrecognized compensation expense related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of 5.0 years.

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

The computations for basic and diluted earnings per share are as follows:

	Three Months Ended October 31,
	2011	2010
Numerator:
Net income	$10,801	$9,282
Less: income allocated to participating securities	(177)	(173)

Income attributable to common shareholders - basic	10,624	9,109
Add: undistributed income attributable to participating securities	162	155
Less: undistributed income reallocated to participating securities	(156)	(152)

Income attributable to common shareholders - diluted	$10,630	$9,112

Denominator:
Weighted average shares outstanding - basic	21,668	21,489
Dilutive shares - stock options	899	444

Weighted average shares outstanding - diluted	22,567	21,933

Income per share attributable to common shareholders (1):
Basic	$0.49	$0.42
Diluted	$0.47	$0.42

(1)	Computations may reflect rounding adjustments.

Options to purchase 196,553 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $74.69 for the three months ended October 31, 2011 and therefore their effect would be antidilutive. Options to purchase 80,010 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $42.24 for the three months ended October 31, 2010 and therefore their effect would be antidilutive.

(6) Balance Sheet Items

Inventories consisted of the following:

	October 31, 2011	July 31, 2011	October 31, 2010
Raw materials and supplies	$160,504	$64,060	$159,224
Work in process	26,985	25,031	17,586
Finished goods	67,371	64,443	62,197

Total	$254,860	$153,534	$239,007

Accounts payable and accrued liabilities consisted of the following:

	October 31, 2011	July 31, 2011	October 31, 2010
Accounts payable	$126,932	$74,471	$93,081
Accrued promotion	32,344	27,358	24,061
Accrued salaries and benefits	9,484	16,616	12,203
Accrued taxes	3,053	4,099	3,173	(1)
Other	6,859	6,609	8,206	(2)

Total	$178,672	$129,153	$140,724

(1)	Accrued taxes were previously included within Other and have been reclassified to a separate line.
(2)	The current and long term portion of capital leases are reflected in Accounts payable and accrued liabilities and Other liabilities, respectively, on the Consolidated Balance Sheets.

(7) Intangible Assets and Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance as of July 31, 2010	$403,264
Translation adjustments	2,991

Balance as of October 31, 2010	$406,255

Balance as of July 31, 2011	$409,735
Translation adjustments	(2,885)

Balance as of October 31, 2011	$406,850

As of October 31, 2011, Diamond performed step 1 of the goodwill impairment analysis by comparing the estimated fair value of our single reporting unit in relation to our market capitalization including an estimate for a control premium. Goodwill was determined not to be impaired.

Other intangible assets consisted of the following:

	October 31, 2011	July 31, 2011	October 31, 2010
Brand intangibles (not subject to amortization)	$300,185	$301,148	$299,986
Intangible assets subject to amortization:
Customer contracts and related relationships	162,128	163,786	161,592

Total other intangible assets, gross	462,313	464,934	461,578

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(16,046)	(14,079)	(7,748)

Total other intangible assets, net	$446,267	$450,855	$453,830

Identifiable intangible asset amortization expense for each of the five succeeding years will amount to approximately $8.1 million and will approximate $6.1 million for the remainder of fiscal 2012.

(8) Credit Facilities and Long-Term Obligations

In February 2010, Diamond entered into an agreement with a syndicate of lenders to replace its prior credit facility with a five-year $600 million secured credit facility (the “Secured Credit Facility”). As of October 31, 2011, the Secured Credit Facility consisted of a $285 million revolving credit facility, of which $217 million was outstanding, and a $400 million term loan facility, of which $340 million was outstanding. Since the inception of the Secured Credit Facility, the syndicate of lenders has approved two requests to increase the revolving credit facility of the Secured Credit Facility: in March 2011, the revolving credit facility was increased from $200 million to $235 million to fund increased working capital requirements, and in August 2011, the revolving credit facility was increased from $235 million to $285 million to accommodate spending related to the proposed Pringles merger and to increase general liquidity. In both cases, the terms of the revolving credit facility were not changed. On the term loan, scheduled principal payments were $40 million for fiscal 2012 and each of the succeeding two years (due quarterly), and $10 million for each of the first two quarters in fiscal 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. As of October 31, 2011, borrowings under the Secured Credit Facility initially bear interest, at Diamond’s option, at either a fluctuating rate per annum (the “Base Rate”) plus a margin of 2.50%, or the LIBOR rate, plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio, which is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). For the three months ended October 31, 2011, the blended interest rate was 3.9% for the Company’s consolidated borrowings. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility.

In December 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan with respect to the Beloit, Wisconsin plant expansion (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $20.0 million was outstanding as of October 31, 2011. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan is being used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account. Withdrawals from the escrow account were restricted to reimburse, dollar-for-dollar, approved expenditures directly related to equipment purchases. As the cash is being used to purchase non-current assets, such restricted cash is classified as non-current on the balance sheet. The Guaranteed Loan also provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. Initially, there was a limit to the debt to EBITDA ratio to no more than 4.35 to 1.00, and the fixed charge coverage ratio to no less than 1.05 to 1.00. As a result of the errors identified causing the restatement of the consolidated financial statements, Diamond was in default with certain financial and reporting covenants, which non-compliance was waived as of July 31, 2012. In addition, the financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment, as defined below.

The Secured Credit Facility provides for customary affirmative and negative covenants and cross default provisions that may be triggered if Diamond fails to comply with obligations under their other credit facilities or indebtedness. The Secured Credit Facility initially included a covenant that restricts the amount of indebtedness (including capital leases and purchase money obligations for fixed or capital assets) to no more than $25 million. On April 30, 2011, Diamond entered into a seven-year equipment lease for its Salem, Oregon plant (the “Kettle US Lease”) that has been treated as a capital lease for accounting purposes. This accounting treatment caused the Company to be in default of the covenants in the Secured Credit Facility and the Securities Purchase Agreement dated as of May 22, 2012, by and between the Company and OCM PF/FF Adamantine Holdings, Ltd (the “Oaktree SPA”) limiting other indebtedness. These defaults were waived, with respect to the Kettle US Lease on August 23, 2012. Additionally, the Secured Credit Facility and the Oaktree SPA were each amended to allow the Company to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount will be reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Oaktree SPA.

As of October 31, 2011, the Company’s Secured Credit Facility debt to EBITDA ratio was limited to no more than 4.25 to 1.00, and the fixed charge coverage ratio to no less than 1.10 to 1.00. As a result of the errors identified causing the restatement of our consolidated financial statements, Diamond was non-compliant with certain financial and reporting covenants, which non-compliance was waived as a result of the Waiver and Third Amendment to the Secured Credit Facility (the “Third Amendment”). Please refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for information regarding the Forbearance agreement and the Third Amendment.

Please refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for information regarding developments related to the Company’s recapitalization.

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

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended October 31,		Three Months Ended October 31,
	2011	2010	2011	2010
Service cost	$24	$20	$16	$16
Interest cost	332	316	26	27
Expected return on plan assets	(284)	(258)	—	—
Amortization of prior service cost	4	4	—	—
Amortization of net loss / (gain)	198	165	(193)	(199)

Net periodic benefit cost / (income)	$274	$247	$(151)	$(156)

The Company recognized defined contribution plan expenses of $0.5 million and $0.3 million for the three months ended October 31, 2011 and 2010, respectively. The Company expects to contribute approximately $1.8 million to the defined contribution plan during fiscal 2012.

(10) Contingencies

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

Delaware Derivative Litigation

On June 27, 2012, two putative shareholder derivative lawsuits, Board of Trustees of City of Hialeah Employees’ Retirement System v. Mendes, et al. and Lucia v. Mendes et al., were filed in the Delaware Chancery Court purportedly on behalf of Diamond and naming certain current and former executive officers and members of the Company’s board of directors as individual defendants. On August 7, 2012 the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation and appointed co-lead counsel. Plaintiffs filed their consolidated complaint on September 19, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants. The suit is based on essentially the same allegations as those in the federal securities action and the federal and California derivative litigation and purports to set forth claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and breach of the duty of loyalty. The suit seeks recovery of unspecified damages allegedly sustained by Diamond, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, equitable and/or injunctive relief, to recover plaintiffs’ attorney’s fees and other relief.

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

(11) Subsequent Events

The Secured Credit Facility initially included a covenant that restricts the amount of indebtedness (including capital leases and purchase money obligations for fixed or capital assets) to no more than $25 million. On January 30, 2012, Diamond entered into a five-year equipment lease for its Norfolk, UK plant (the “Kettle UK Lease”) that has been treated as a capital lease for accounting purposes. The accounting treatment for the Kettle US Lease and the Kettle UK Lease caused the Company to be in default of the Secured Credit Facility covenant limiting other indebtedness. These defaults were waived, with respect to the Kettle UK Lease on July 27, 2012, and with respect to the Kettle US Lease, on August 23, 2012. Additionally, the Secured Credit Facility and the Oaktree SPA were each amended to allow the Company to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount will be reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Oaktree SPA.

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

On February 15, 2012, Diamond and The Procter & Gamble Company (“P&G”) mutually agreed to terminate the Company’s proposed merger of the Pringles business. No “break-up” fee or other fees were paid in connection with the termination, which included a mutual release.

On March 21, 2012, Diamond reached an agreement with its lenders to forbear from seeking any remedies under the Secured Credit Facility with respect to specified existing and anticipated non-compliance with the credit agreement and to amend its credit agreement (the “Second Amendment”). Under the amended credit agreement, Diamond had continued access to its existing revolving credit facility through a forbearance period (initially through June 18, 2012) subject to Diamond’s compliance with the terms and conditions of the amended credit agreement. During the forbearance period, the interest rate on borrowings increased. The amended credit agreement required Diamond to suspend dividend payments to stockholders. In addition, Diamond paid a forbearance fee of 0.25% to its lenders. The forbearance period concluded on May 29, 2012, when Diamond closed agreements to recapitalize its balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”).

On May 22, 2012, the Company entered into the Third Amendment, which provided for a lower level of total bank debt, initially $475 million, along with substantial covenant relief until October 31, 2013, at which time the covenants will apply at revised levels set forth in the Third Amendment (initially 4.70 to 1.00 for the senior leverage ratio, declining over four quarters to 3.25 to 1.00 in the quarter ending July 31, 2014 and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio for each fiscal quarter). Prior to the Third Amendment, as of July 31, 2011, the debt to EBITDA ratio was limited to no more than 4.25 to 1.00 and the fixed charge coverage ratio to no less than 1.10 to 1.00. As a result of the errors identified causing the restatement of our consolidated financial statements, Diamond was non-compliant with these financial ratio covenants, which non-compliance was waived as a result of the Third Amendment. The Third Amendment included a new covenant requiring that Diamond have at least $20 million of cash, cash equivalents and revolving credit availability beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments on the term loan facility from $10 million to $0.9 million. The Third Amendment also amended the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over LIBOR and the Base Rate at which loans under the Secured Credit Agreement bear interest). Initially, Eurodollar rate loans will bear interest at 5.50% plus the LIBOR for the applicable loan period, and Base rate loans will bear interest at 4.50% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Prime Rate, or (iii) Eurodollar Rate plus 1.00%. The LIBOR rate is subject to a LIBOR floor, initially 1.25% (the “LIBOR Floor”). The margins over LIBOR, the LIBOR floor, and the Base Rate will decline if and when Diamond achieves specified reductions in its ratio of senior debt to EBITDA. The Third Amendment also eliminated the requirement that proceeds of future equity issuances be applied to repay outstanding loans, and waived certain covenants that the Company was non-compliant with in connection with the restatement of our consolidated financial statements.

On May 29, 2012, Diamond closed agreements to recapitalize Diamond’s balance sheet with an investment by Oaktree. The Oaktree investment initially consists of $225 million of newly-issued senior notes and warrants to purchase approximately 4.4 million shares of Diamond common stock. The senior notes will mature in 2020 and will bear interest at 12% per year that may be paid-in-kind at Diamond’s option for the first two years. Oaktree’s warrants will be exercisable at $10 per share, and would constitute a fully diluted ownership level of approximately 16.4% of the Company.

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

On October 25, 2012, Diamond announced a plan to consolidate its manufacturing operations and will close its leased facility in Fishers, Indiana. Certain manufacturing equipment at Fishers will be relocated to Diamond’s facility in Stockton, California. Additionally, the Company will record an impairment charge of approximately $4 million associated with Fishers’ equipment that will not be utilized.

(12) Restatement of Consolidated Financial Statements

Walnut Correction

Subsequent to the issuance of the fiscal 2011 consolidated financial statements, the Audit Committee initiated an independent investigation into walnut grower payments made subsequent to fiscal years end 2011 and 2010, of approximately $61.5 million (the “Momentum Payments”) and $20.8 million (the “Continuity Payments”), respectively. The Company previously accounted for those walnut grower payments as expenses in the fiscal years when the payments were made (fiscal 2012 and fiscal 2011, respectively), reflecting the payments as pre-payments for the walnut crop to be delivered in the respective fiscal years. As a result of an evaluation of the substance of information obtained in this investigation we determined that the Momentum Payments and Continuity Payments related to the prior year walnut crops and such payments were not accounted for in the correct periods. The Company and Audit Committee concluded that the original accounting for the walnut grower payments in fiscal 2011 and fiscal 2010 was not sufficiently supported and was not based on consideration of all relevant information available at the time. Accordingly, the three months ended October 31, 2010 was affected for the remaining July 31, 2010 walnut inventories that were sold during the period.

Fiscal 2011 Quarterly Walnut Estimate Correction

The Company’s original walnut cost estimate used for the period ended October 31, 2010, was not sufficiently supported and was not based on consideration of all relevant information available at the time. We have determined that the contemporaneously available relevant information supports a correction of the original walnut cost estimate in this period. The effect of correcting this error for the period ended October 31, 2010 is summarized below. The corrections summarized below include consideration of the income tax effect of the restatement adjustments.

For the three months ended October 31, 2010, the corrected walnut costs increased cost of sales by $7.0 million, increased inventories by $33.6 million, and increased payable to growers by $58.8 million.

Accounts Payable and Accrued Expenses Correction

Subsequent to the issuance of the consolidated financial statements for the fiscal year ended July 31, 2011, an invoice for services related to the then-pending Pringles merger was identified as not properly accrued for as of July 31, 2011. In response to this information, the Company performed an extensive review of vendor invoices and supporting documentation to determine whether other unrecorded liabilities existed for the interim and annual periods within the fiscal year ended July 31, 2011. The review identified certain expenses that were not properly reflected in accounts payable and accrued liabilities as of July 31, 2011 and for the interim period ended October 31, 2010. The effect of correcting this error for the period ended October 31, 2010 is summarized below.

Other Corrections

In addition to the restatements described above, the Company has made other corrections, some of which were previously identified, but were not corrected because management had determined they were not material, individually or in the aggregate, to our consolidated financial statements. These corrections related to stock-based compensation, foreign currency translation, timing of prepaid and expense recognition, and deferred income tax. The effect of correcting this error for the period ended October 31, 2010 is summarized below. The corrections summarized below include consideration of the income tax effect of the restatement adjustments.

Additionally, the Company has corrected certain disclosures, the most significant of which are discussed below:

•

Expected volatility assumptions used in the Black-Scholes model for the three months ended October 31, 2010 was previously reported as 37.00% and was restated to 42.35%. This change impacted several disclosures in Note 4 of the Notes to Condensed Consolidated Financial Statements. The weighted average fair value per share of options granted during the three months ended October 31, 2010 was previously reported as $14.89 and restated to $16.66. The fair value per share of stock options vested during the three months ended October 31, 2010 was previously reported as $8.86 and was restated to $15.51. Finally, the change in expected volatility impacted the calculation of diluted shares for the three months ended October 31, 2010 resulting in a decrease from 21,947 previously reported to 21,933 as restated.

•

In Note 9 of the Notes to Condensed Consolidated Financial Statements, defined contribution plan expenses for the three months ended October 31, 2010 were previously reported as $0.2 million and were restated to $0.3 million.

The effects of the restatement on the condensed consolidated balance sheet as of October 31, 2010 are summarized in the following table:

	October 31, 2010
	(In thousands, except share and per share information)
	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Correction	Restated
ASSETS
Current assets:
Cash and cash equivalents	$8,012	$—	$—	$—	$8,012
Trade receivables, net	122,660	—	—	—	122,660
Inventories	205,518	33,572	—	(83)	239,007
Deferred income taxes	10,497	—	—	1,721	12,218
Prepaid income taxes	3,055	8,443	24	(1,045)	10,477
Prepaid expenses and other current assets	10,168	—	—	(176)	9,992

Total current assets	359,910	42,015	24	417	402,366
Property, plant and equipment, net	118,243	—	—	—	118,243
Deferred income taxes	13,120	—	—	(9,196)	3,924
Goodwill	396,788	—	—	9,467	406,255
Other intangible assets, net	447,052	—	—	6,778	453,830
Other long-term assets	7,978	—	—	194	8,172

Total assets	$1,343,091	$42,015	$24	$7,660	$1,392,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$40,000	$—	$—	$—	$40,000
Accounts payable and accrued liabilities	143,180	—	130	(2,586)	140,724
Payable to growers	84,804	58,794	—	—	143,598

Total current liabilities	267,984	58,794	130	(2,586)	324,322
Long-term obligations	515,000	—	—	—	515,000
Deferred income taxes	146,265	—	—	(4,524)	141,741
Other liabilities	18,154	—	—	1,445	19,599
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,234,131 shares issued and 21,974,522 shares outstanding at October 31, 2010	22	—	—	—	22
Treasury stock, at cost: 259,609 shares at October 31, 2010	(6,315)	—	—	—	(6,315)
Additional paid-in capital	310,470	—	—	596	311,066
Accumulated other comprehensive income (loss)	(522)	—	—	11,311	10,789
Retained earnings	92,033	(16,779)	(106)	1,418	76,566

Total stockholders’ equity	395,688	(16,779)	(106)	13,325	392,128

Total liabilities and stockholders’ equity	$1,343,091	$42,015	$24	$7,660	$1,392,790

The effects of the restatement on the condensed consolidated statement of operations for the quarter ended October 31, 2010 are summarized in the following table:

	Three Months Ended October 31, 2010
	(In thousands, except per share information)
	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Correction	Restated
Net sales	$252,566	$—	$—	$(505)	$252,061
Cost of sales	188,970	6,952	—	31	195,953

Gross profit	63,596	(6,952)	—	(536)	56,108
Operating expenses:
Selling, general and administrative	23,103	—	—	186	23,289
Advertising	12,469	—	—	—	12,469
Acquisition and integration related expenses	499	—	—	80	579

Total operating expenses	36,071	—	—	266	36,337

Income from operations	27,525	(6,952)	—	(802)	19,771
Interest expense, net	6,117	—	—	—	6,117
Income before income taxes	21,408	(6,952)	—	(802)	13,654
Income taxes	7,194	(2,530)	—	(292)	4,372

Net income	$14,214	$(4,422)	$—	$(510)	$9,282

Earnings per share:
Basic	$0.65	$(0.21)	$—	$(0.02)	$0.42
Diluted	$0.64	$(0.20)	$—	$(0.02)	$0.42
Shares used to compute earnings per share:
Basic	21,489	—	—	—	21,489
Diluted	21,947	—	—	(14)	21,933
Dividends declared per share	$0.045	$—	$—	$—	$0.045

The effects of the restatement on the condensed consolidated statement of cash flows for the quarter ended October 31, 2010 are summarized in the following table:

	Three Months Ended October 31, 2010
	(In thousands)
	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Correction	Reclassifications	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,214	$(4,422)	$—	$(510)	$—	$9,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,472	—	—	—	—	7,472
Deferred income taxes	2,347	—	—	(333)	—	2,014
Excess tax benefit from stock option transactions	(1,304)	—	—	360	—	(944)
Stock-based compensation	1,580	—	—	192	—	1,772
Other, net	84	—	—	—	—	84
Changes in assets and liabilities:
Trade receivables, net	(57,107)	—	—	145	—	(56,962)
Inventories	(62,113)	(31,093)	—	31	—	(93,175)
Prepaid expenses and other current assets and income taxes	1,769	(2,530)	—	(858)	—	(1,619)
Other assets	—	—	—	—	(475)	(475)
Accounts payable and accrued liabilities	51,753	—	—	1,333	—	53,086
Payable to growers	49,049	38,045	—	—	—	87,094
Other liabilities	—	—	—	—	319	319
Other, net	(156)	—	—	—	156	—

Net cash provided by operating activities	7,588	—	—	360	—	7,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,732)	—	—	—	—	(4,732)
Proceeds from sale of property, plant and equipment	8	—	—	—	—	8

Net cash used in investing activities	(4,724)	—	—	—	—	(4,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving line of credit borrowings under the Secured Credit Facility, net	8,900	—	—	—	—	8,900
Payment of long-term debt and notes payable	(10,032)	—	—	—	—	(10,032)
Dividends paid	(989)	—	—	—	—	(989)
Excess tax benefit from stock option transactions	1,304	—	—	(360)	—	944
Purchase of treasury stock	—	—	—	—	(1,265)	(1,265)
Other, net	243	—	—	—	1,265	1,508

Net cash used in financing activities	(574)	—	—	(360)	—	(934)

Effect of exchange rate changes on cash	80	—	—	—	—	80
Net increase in cash and cash equivalents	2,370	—	—	—	—	2,370
Cash and cash equivalents:
Beginning of period	5,642	—	—	—	—	5,642

End of period	$8,012	$—	$—	$—	$—	$8,012

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$5,622	$—	$—	$—	$—	$5,622
Income taxes	(2,929)	—	—	—	—	(2,929)
Non-cash investing activities:
Accrued capital expenditures	1,261	—	—	—	—	1,261

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Diamond Foods, Inc. (“Diamond,” the “Company,” or “we”) is an innovative packaged food company focused on building and energizing brands. We specialize in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, we complemented our heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In September 2008, we acquired the Pop Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market, supply chain economies of scale and cross promotional opportunities with our existing brands. In March 2010, we acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand® to our existing portfolio of brands in the snack industry. In general, we sell directly to retailers, particularly large national grocery store and drug store chains, and indirectly through wholesale distributors to independent and small regional retail grocery store chains and convenience stores. We sell our products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels.

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, we have restated our previously issued condensed consolidated financial statements as of and for the three months ended October 31, 2010, accordingly the following has been revised for the effects of the restatement.

Results of Operations

Net sales were $287.4 million and $252.1 million for the three months ended October 31, 2011 and 2010, respectively. The increase in net sales was primarily due to increased snack and culinary sales. Higher pricing, net of promotional spending, was reflected across all channels as we increased pricing to offset higher input costs. The impact of foreign exchange on our net sales for the three months ended October 31, 2011 and 2010 was not significant.

Net sales by channel (in thousands):

	Three Months Ended October 31,
	2011	2010	% Change from 2010 to 2011
Snack	$157,122	$137,056	14.6%
Culinary and Retail In-shell	98,112	90,190	8.8%

Total Retail	255,234	227,246	12.3%

International Non-Retail	21,444	21,015	2.0%
North American Ingredient/Food Service and Other	10,715	3,800	182.0%

Total Non-Retail	32,159	24,815	29.6%

Total Net Sales	$287,393	$252,061	14.0%

For the three months ended October 31, 2011, the increase in retail sales resulted from higher sales of snack products, which increased by 14.6% and culinary and domestic in-shell sales, which increased by 8.8%. The growth in snack products was driven by increased volume across all brands and to a lesser extent by favorable pricing, partially offset by increased promotional spending. The increase in culinary and retail in-shell sales was driven by both volume and price increases in culinary, offset by lower retail in-shell sales due to delays of customer orders into November. International non-retail sales were relatively flat, as volume declines were offset by price increases. North American ingredient/food service and other sales increased for the three months ended October 31, 2011, as a result of additional walnut inventory on hand as of July 31, 2011 as compared to the prior year, allowing for higher sales volume ahead of the 2011 crop. Additionally, North American ingredient/food service and other sales for the three months ended October 31, 2010 were impacted by the timing of the later tree nut harvest in the prior year.

Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart) represented approximately 18.5% and 16.0% of total net sales for the three months ended October 31, 2011 and 2010, respectively. No other customer accounted for 10% or more of our total net sales for those periods.

Gross profit. Gross profit as a percentage of net sales was 21.3% and 22.3% for the three months ended October 31, 2011 and 2010, respectively. Gross profit as a percentage of net sales in the current quarter reflects higher commodity costs, particularly for walnuts, partially offset by pricing increases taken in response to those rising costs.

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $29.5 million and $23.3 million, and 10.2% and 9.2% as a percentage of net sales, for the three months ended October 31, 2011 and 2010, respectively. The increase in expense was primarily due to increased variable selling expenses related to higher sales and $1.8 million in legal settlement accruals related to walnut labeling claims.

Advertising. Advertising expenses were $12.7 million and $12.5 million, and 4.4% and 4.9% as a percentage of net sales, for the three months ended October 31, 2011 and 2010, respectively.

Acquisition and integration related expenses. Acquisition and integration related expenses include items such as transaction related legal and consulting fees, as well as business and systems integration costs. Acquisition and integration related expenses associated with the proposed Pringles merger were $17.2 million for the three months ended October 31, 2011. Acquisition and integration related expenses associated with Kettle Foods were $0.6 million for the three months ended October 31, 2010.

Interest expense, net. Net interest expense was $5.8 million and $6.1 million, and 2.0% and 2.4% as a percentage of net sales, for the three months ended October 31, 2011 and 2010, respectively.

Income taxes. The effective tax rate for the three months ended October 31, 2011 and 2010 was approximately 381.3% and 32.0%, respectively. The higher effective tax rate for the three months ended October 31, 2011 was related to three amounts comprising the tax benefit of $14.6 million. A discrete tax benefit of $5.5 million resulting, primarily, from the conclusion of a tax ruling with the United Kingdom tax authorities and, consequently, the reversal of our unrecognized tax benefit related to this event. Second, during the quarter, we incurred acquisition and integration related expenses resulting in a tax benefit of $6.1 million. Third, the forecasted annual tax rate applied to profit before tax and acquisition and integration related expenses, resulting in a tax benefit of $3.0 million.

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

Cash used in operating activities was $31.7 million during the three months ended October 31, 2011 compared to $7.9 million provided by operating activities for the three months ended October 31, 2010. The increase in cash used in operating activities was primarily due to spending related to the proposed Pringles merger and increased Fall payments associated with the 2011 walnut harvest. Cash used in investing activities was $9.2 million during the three months ended October 31, 2011 compared to $4.7 million for the three months ended October 31, 2010. The higher cash used in investing activities for the three months ended October 31, 2011 was due mainly to the Beloit, Wisconsin plant expansion. Cash provided by financing activities during the three months ended October 31, 2011 was $42.3 million compared to $0.9 million used in financing activities for the three months ended October 31, 2010. The cash provided by financing activities was primarily attributable to increased borrowings under the revolving credit facility.

In February 2010, we entered into an agreement with a syndicate of lenders to replace our prior credit facility with a five-year $600 million secured credit facility (the “Secured Credit Facility”). As of October 31, 2011, our Secured Credit Facility consists of a $285 million revolving credit facility, of which $217 million was outstanding, and a $400 million term loan facility, of which $340 million was outstanding. Since the inception of the Secured Credit Facility, the syndicate of lenders has approved two requests to increase the revolving credit facility of the Secured Credit Facility: in March 2011, the revolving credit facility was increased from $200 million to $235 million to fund increased working capital requirements, and then in August 2011, the revolving credit facility was increased from $235 million to $285 million to accommodate spending related to the proposed Pringles merger and to increase general liquidity. In both cases, the terms of the revolving credit facility were not changed. On the term loan, scheduled principal payments were $40 million for fiscal 2012 and each of the succeeding two years (due quarterly), and $10 million for each of the first two quarters in fiscal 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. As of October 31, 2011, borrowings under the Secured Credit Facility initially bear interest, at our option, at either a fluctuating rate per annum (the “Base Rate”) plus a margin of 2.50%, or the London Interbank Offered Rate (“LIBOR”), plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio, which is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Substantially all of our tangible and intangible assets are considered collateral security under the Secured Credit Facility.

In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan with respect to our Beloit, Wisconsin plant expansion (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $20.0 million was outstanding as of October 31, 2011. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan is being used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account. Withdrawals from the escrow account were restricted to reimburse, dollar-for-dollar, approved expenditures directly related to equipment purchases. As the cash is being used to purchase non-current assets, such restricted cash is classified as non-current on the balance sheet. The Guaranteed Loan also provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. Initially, there was a limit to our debt to EBITDA ratio to no more than 4.35 to 1.00, and our fixed charge coverage ratio to no less than 1.05 to 1.00. As a result of the errors identified causing the restatement of our consolidated financial statements, we were in default with certain financial and reporting covenants, which non-compliance was waived as of July 31, 2012. In addition, the financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment, as defined below.

On March 21, 2012, we reached an agreement with our lenders to forbear from seeking any remedies under the Secured Credit Facility with respect to specified existing and anticipated non-compliance with the credit agreement and to amend our credit agreement (the “Second Amendment”). Under the amended credit agreement, we had continued access to our existing revolving credit facility through a forbearance period (initially through June 18, 2012) subject to our compliance with the terms and conditions of the amended credit agreement. During the forbearance period, the interest rate on borrowings increased. The amended credit agreement required us to suspend dividend payments to stockholders. In addition, we paid a forbearance fee of 0.25% to our lenders. The forbearance period concluded on May 29, 2012, when we closed agreements to recapitalize our balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”).

On May 22, 2012, we entered into a Waiver and Third Amendment to our Secured Credit Facility (“Third Amendment”), which provided for a lower level of total bank debt, initially $475 million, along with substantial covenant relief until October 31, 2013, at which time the covenants will apply at revised levels set forth in the Third Amendment (initially 4.70 to 1.00 for the senior leverage ratio, declining over four quarters to 3.25 to 1.00 in the quarter ending July 31, 2014 and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio for each fiscal quarter). Prior to the Third Amendment, as of July 31, 2011, our debt to EBITDA ratio was limited to no more than 4.25 to 1.00 and our fixed charge coverage ratio to no less than 1.10 to 1.00. As a result of the errors identified causing the restatement of our consolidated financial statements, we were non-compliant with these financial ratio covenants, which non-compliance was waived as a result of the Third Amendment. The Third Amendment included a new covenant requiring that we have at least $20 million of cash, cash equivalents and revolving credit availability beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments on the term loan facility from $10 million to $0.9 million. The Third Amendment also amended the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over LIBOR and the Base Rate at which loans under the Secured Credit Agreement bear interest). Initially, Eurodollar rate loans will bear interest at 5.50% plus the LIBOR for the applicable loan period, and Base Rate loans will bear interest at 4.50% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Prime Rate, or (iii) Eurodollar Rate plus 1.00%. The LIBOR rate is subject to a LIBOR floor, initially 1.25% (the “LIBOR Floor”). The margins over LIBOR, the LIBOR floor, and the Base Rate will decline if and when we achieve specified reductions in our ratio of senior debt to EBITDA. The Third Amendment also eliminated the requirement that proceeds of future equity issuances be applied to repay outstanding loans, and waived certain covenants that we were non-compliant with in connection with our restatement of our consolidated financial statements.

The Secured Credit Facility, and the Securities Purchase Agreement, dated as of May 22, 2012, by and between Diamond and OCM PF/FF Adamantine Holdings, Ltd. (the “Oaktree SPA”), provide for customary affirmative and negative covenants and cross default provisions that may be triggered if we fail to comply with our obligations under our other credit facilities or indebtedness. The Secured Credit Facility and the Oaktree SPA include a covenant that restricts the amount of indebtedness (including capital leases and purchase money obligations for fixed or capital assets), to no more than $25 million. As of October 31, 2011, Diamond exceeded the covenant limit, due to the seven-year equipment lease with respect to our Salem, Oregon plant (the “Kettle US Lease”). These defaults were waived, with respect to the Kettle US Lease on August 23, 2012. Additionally, the Secured Credit Facility and the Oaktree SPA were each amended to allow Diamond to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount will be reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Oaktree SPA.

On May 29, 2012, Diamond closed agreements to recapitalize Diamond’s balance sheet with an investment by Oaktree. The Oaktree investment initially consists of $225 million of newly-issued senior notes and warrants to purchase approximately 4.4 million shares of Diamond common stock. The senior notes will mature in 2020 and will bear interest at 12% per year that may be paid-in-kind at our option for the first two years. Oaktree’s warrants will be exercisable at $10 per share, and would constitute a fully diluted ownership level of approximately 16.4% of Diamond.

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

Working capital and stockholders’ equity were $91.1 million and $425.3 million at October 31, 2011, compared to $52.4 million and $420.5 million at July 31, 2011, and $78.0 million and $392.1 million at October 31, 2010. The increase in working capital was due to an increase in receivables attributable to increased sales and an increase in inventory due to the walnut harvest season, which were offset by an increase in accounts payable and accrued liabilities, partially attributable to acquisition expenses.

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

We believe our cash and cash equivalents, cash expected to be provided from our operations, borrowings available under our Secured Credit Facility, the Oaktree investment, and restricted cash provided by the Guaranteed Loan, will be sufficient to fund our contractual commitments, repay obligations as required and fund our operational requirements for at least the next twelve months.

Contractual Obligations and Commitments

Contractual obligations and commitments at October 31, 2011 were as follows (in millions):

	Payments Due by Period
	Total	Remainder FY 2012	FY 2013 - FY 2014	FY 2015 - FY 2016	Thereafter
Revolving line of credit	$216.8	$—	$—	$216.8	$—
Long-term obligations	360.0	31.3	83.7	234.1	10.9
Interest on long-term obligations (a)	38.4	9.3	20.8	7.0	1.3
Capital leases	6.1	0.7	1.9	1.9	1.6
Operating leases	28.1	4.6	9.7	6.6	7.2
Purchase commitments (b)	75.1	68.6	6.5	—	—
Pension liability (c)	27.0	0.4	5.2	1.5	19.9
Long-term deferred tax liabilities (d)	131.6	—	—	—	131.6
Other long-term liabilities (e)	3.4	0.6	0.9	0.4	1.5

Total	$886.5	$115.5	$128.7	$468.3	$174.0

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of October 31, 2011.
(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity of future deliveries, but includes payments to walnut growers for walnuts delivered prior to October 31, 2011, but paid after that date.
(c)	Represents obligations and commitments for the remaining nine months of fiscal 2012.
(d)	Primarily relates to intangible assets of Kettle Foods.
(e)	Excludes $0.6 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($3.5 million at October 31, 2011, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

Effects of Inflation

There has been no material change in our exposure to inflation from that discussed in Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

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

The analysis to determine whether or not an asset is impaired requires significant judgments that are dependent on internal forecasts, including estimated future cash flows, estimates of long-term growth rates for our business, the expected life over which cash flows will be realized and assumed royalty and discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge. While the fair value of these assets exceeds their carrying value based on our current estimates and assumptions, materially different estimates and assumptions in the future in response to changing economic conditions, changes in our business, increased competition or loss of market share, product innovation or obsolescence, product claims that result in a significant loss of sales or profitability over the product life or for other reasons could result in the recognition of impairment losses.

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

We perform our annual goodwill impairment test required by ASC 350 as of June 30th of each year. As of October 31, 2011, we also performed an interim goodwill impairment test. Goodwill was determined not to be impaired. In testing goodwill for impairment, we initially compare the estimated fair value of our single reporting unit in relation to our market capitalization including an estimate for a control premium. We have one operating and reportable segment. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we perform an additional step to determine the implied fair value of goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all assets and liabilities and then computing the excess of the reporting units’ fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, the excess represents the amount of goodwill impairment. Accordingly, we would recognize an impairment loss in the amount of such excess.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

Item 4. Controls and Procedures

In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer, based upon their evaluation as of October 31, 2011, the end of the fiscal quarter covered in this report, concluded that due to material weaknesses in our control environment, walnut grower accounting and accounts payable and accrued expenses accounting as described below, our disclosure controls and procedures were not effective.

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

As of October 31, 2011, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our common stock involves various material risks. You should carefully consider all of the information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including Amendment No. 2 to our Annual Report on Form 10-K for the year ended July 31, 2011, before deciding to invest in our common stock. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In that event, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following are details of repurchases of common stock during the three months ended October 31, 2011:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
Repurchases from August 1 - August 31, 2011	39,140	$65.72	—	$—
Repurchases from September 1 - September 30, 2011	2,622	$77.62	—	$—
Repurchases from October 1 - October 31, 2011	—	$—	—	$—

Total	41,762	$66.47	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with this 10-Q	Incorporated by reference
Number	Exhibit Title		Form	File No.	Date Filed

10.01	Credit Agreement, dated October 5, 2011, by and among Diamond Foods, Inc., Wimbledon Acquisition LLC, Bank of America, N.A., the Lenders party thereto		10-K/A	000-51439	November 28, 2011

31.01	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications	X

101.INS*	XBRL Instance Document.	X

101.SCH*	XBRL Taxonomy Extension Schema Document.	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.

Date: November 14, 2012	By:	/s/ Michael Murphy
Michael Murphy
Interim Chief Financial Officer