Form 10-Q
period 2012-01-31
Diamond Foods Inc
filed 2012-11-14
CIK 1320947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

(Unaudited)

	January 31, 2012	July 31, 2011	January 31, 2011 As Restated See Note 12
ASSETS
Current assets:
Cash and cash equivalents	$1,333	$3,112	$2,276
Trade receivables, net	93,782	98,275	80,648
Inventories	220,611	153,534	234,048
Deferred income taxes	14,010	14,490	12,218
Prepaid income taxes	31,758	17,499	9,316
Prepaid expenses and other current assets	22,203	13,089	11,457

Total current assets	383,697	299,999	349,963
Restricted cash	6,377	15,795	21,215
Property, plant and equipment, net	157,303	134,275	117,022
Deferred income taxes	5,915	5,376	3,836
Goodwill	403,903	409,735	406,186
Other intangible assets, net	441,669	450,855	451,745
Other long-term assets	5,864	6,872	7,704

Total assets	$1,404,728	$1,322,907	$1,357,671

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$41,700	$41,700	$41,700
Accounts payable and accrued liabilities	147,472	129,153	103,673
Payable to growers	141,059	76,700	138,339

Total current liabilities	330,231	247,553	283,712
Long-term obligations	516,749	490,001	507,200
Deferred income taxes	125,945	132,470	141,706
Other liabilities	29,673	32,388	20,675
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,366,572, 22,319,016 and 22,234,642 shares issued and 22,054,141, 22,049,636 and 21,973,478 shares outstanding at January 31, 2012, July 31, 2011, and January 31, 2011, respectively	22	22	22
Treasury stock, at cost: 312,431, 269,380 and 261,164 shares held at January 31, 2012, July 31, 2011, and January 31, 2011, respectively	(9,687)	(6,867)	(6,392)
Additional paid-in capital	325,402	318,734	313,271
Accumulated other comprehensive income	6,882	17,728	10,797
Retained earnings	79,511	90,878	86,680

Total stockholders' equity	402,130	420,495	404,378

Total liabilities and stockholders' equity	$1,404,728	$1,322,907	$1,357,671

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011 As Restated See Note 12	2012	2011 As Restated See Note 12
Net sales	$262,351	$256,844	$549,744	$508,905
Cost of sales	220,429	197,866	446,515	393,818

Gross profit	41,922	58,978	103,229	115,087
Operating expenses:
Selling, general and administrative	34,304	24,052	63,759	47,341
Advertising	11,638	10,170	24,354	22,639
Acquisition and integration related expenses	12,091	1,023	29,305	1,602

Total operating expenses	58,033	35,245	117,418	71,582

Income (loss) from operations	(16,111)	23,733	(14,189)	43,505
Interest expense, net	6,471	5,992	12,232	12,109

Income (loss) before income taxes	(22,582)	17,741	(26,421)	31,396
Income taxes (benefit)	(2,398)	6,643	(17,038)	11,015

Net income (loss)	$(20,184)	$11,098	$(9,383)	$20,381

Earnings (loss) per share:
Basic	$(0.93)	$0.51	$(0.43)	$0.93
Diluted	$(0.93)	$0.49	$(0.43)	$0.91
Shares used to compute earnings per share:
Basic	21,724	21,565	21,684	21,519
Diluted	21,724	22,212	21,684	22,021
Dividends declared per share	$0.045	$0.045	$0.090	$0.090

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended January 31,
	2012	2011 As Restated See Note 12
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,383)	$20,381
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,533	14,978
Deferred income taxes	(5,154)	2,102
Excess tax benefit from stock option transactions	(1,774)	(1,007)
Stock-based compensation	4,851	3,876
Other, net	(286)	211
Changes in assets and liabilities:
Trade receivables, net	4,493	(14,949)
Inventories	(67,077)	(88,216)
Prepaid expenses and other current assets and income taxes	(22,927)	(1,923)
Other assets	134	206
Accounts payable and accrued liabilities	18,933	16,759
Payable to growers	64,359	81,834
Other liabilities	(7,810)	849

Net cash provided by (used in) operating activities	(7,108)	35,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(28,814)	(9,251)
Proceeds from restricted cash	9,418	—
Deposits from restricted cash	—	(21,215)
Proceeds from sale of property, plant and equipment	1,238	9

Net cash used in investing activities	(18,158)	(30,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) of revolving line of credit under the Secured Credit Facility, net	47,600	(8,400)
Proceeds from issuance of long-term debt	—	21,200
Payment of long-term debt and notes payable	(20,852)	(20,063)
Dividends paid	(1,983)	(1,977)
Excess tax benefit from stock option transactions	1,774	1,007
Purchase of treasury stock	(2,820)	(1,342)
Other, net	(335)	1,545

Net cash provided by (used in) financing activities	23,384	(8,030)

Effect of exchange rate changes on cash	103	20
Net decrease in cash and cash equivalents	(1,779)	(3,366)
Cash and cash equivalents:
Beginning of period	3,112	5,642

End of period	$1,333	$2,276

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,142	$11,146
Income taxes	8,167	1,511
Non-cash investing activity:
Accrued capital expenditures	3,713	693
Capital lease	6,441	—

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended January 31, 2012 and 2011 (Restated)

(In thousands, except share and per share information unless otherwise noted)

(Unaudited)

(1) Organization and Basis of Presentation

Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In September 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. In March 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand® to Diamond’s existing portfolio of leading brands in the snack industry. Diamond sells its products to global, national, regional and independent grocery, drug, and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels. Sales to the Company’s largest customer accounted for approximately 18.2% and 18.3% of total net sales for the three and six months ended January 31, 2012 and 15.4% and 15.7% of total net sales for the three and six months ended January 31, 2011. Sales to the second largest customer accounted for approximately 11.4% and 10.1% of total net sales for the three and six months ended January 31, 2012 and 9.9% and 9.4% of total net sales for the three and six months ended January 31, 2011.

The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended July 31, 2011 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition at January 31, 2012, the results of the Company’s operations for the three and six months ended January 31, 2012 and 2011, and cash flows for the six months ended January 31, 2012 and 2011. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended July 31, 2011. Operating results for the three and six months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ended July 31, 2012.

Total comprehensive loss was $25.7 million and $20.2 million for the three and six months ended January 31, 2012. Total comprehensive income was $11.1 million and $25.7 million for the three and six months ended January 31, 2011.

During the six months ended January 31, 2012, the Company concluded a tax ruling with the United Kingdom tax authorities. This resulted in a net tax benefit for the period of $5.6 million, attributable to the reversal of the Company’s unrecognized tax benefit related to this event.

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

In December 2011, the FASB issued ASU No. 2011–12, “Presentation of Comprehensive Income: Reclassification of Items of Other Comprehensive Income.” This guidance indefinitely defers certain provisions of ASU No. 2011-05, such as the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The guidance does not change the requirement to present components of OCI in either a single continuous statement of comprehensive income or in two separate consecutive statements. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The new guidance must be applied retrospectively. The adoption of this guidance will only impact the presentation of the Company’s consolidated financial statements.

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

The Company transacts business in foreign currencies and has international sales denominated in foreign currencies, subjecting the Company to foreign currency risk. If appropriate, the Company enters into foreign currency derivative contracts, generally with monthly maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The Company does not use foreign currency derivative contracts for speculative or trading purposes. On the date a foreign currency hedging contract is entered into, the Company may designate the contract as a hedge, for a forecasted transaction, of the variability of cash flows to be received (“cash flow hedge”). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to anticipated transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Effective changes in derivative contracts designated and qualifying as cash flow hedges of forecasted revenue are reported in other comprehensive income. These gains and losses are reclassified into interest income or expense, as a component of revenue, in the same period as the hedged revenue is recognized. The Company includes time value in the assessment of effectiveness of the foreign currency derivatives. The ineffective portion of the hedge is recorded in interest expense or income. There were no foreign currency contracts outstanding as of January 31, 2012. No hedge ineffectiveness for foreign currency derivatives was recorded for the three and six months ended January 31, 2012.

In July 2010, the Company entered into three interest rate swap agreements in accordance with Company policy to mitigate the impact of London Interbank Offered Rate (“LIBOR”) based interest expense fluctuations on Company profitability. These swap agreements, with a total hedged notional amount of $100 million, were entered into to hedge future interest payments associated with a portion of the Company’s variable rate bank debt. The Company has designated these swaps as hedges of future cash flows associated with its variable rate debt. All effective changes in the fair value of the designated swaps are recorded in other comprehensive income (loss) and are released to interest income or expense as the underlying transaction occurs. Ineffective changes, if any, are recognized in interest income or expense immediately. For the three and six months ended January 31, 2012, the Company recognized other comprehensive income of $0.1 million and $0.3 million based on the change in fair value of the swap agreements; no hedge ineffectiveness for these swap agreements was recognized in interest income or expense over the same period.

The fair values of the Company’s derivative instruments as of January 31, 2012, July 31, 2011 and January 31, 2011 were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		1/31/12	7/31/11	1/31/11
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable and accrued liabilities	$(336)	$(581)	$(580)
Interest rate contracts	Other liabilities	—	(4)	(83)
Foreign currency contracts	Accounts payable and accrued liabilities	—	—	(105)

Total derivatives designated as hedging instruments under ASC 815		$(336)	$(585)	$(768)

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency contracts	Accounts payable and accrued liabilities	—	(11)	(41)

Total derivatives		$(336)	$(596)	$(809)

The effect of the Company’s derivative instruments on the Consolidated Statements of Operations for the three months ended January 31, 2012 and 2011 is summarized below:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	1/31/12	1/31/11		1/31/12	1/31/11		1/31/12	1/31/11
Interest rate contracts	$(45)	$137	Interest expense	$(178)	$(181)	Interest expense	$—	$—
Foreign currency contracts	—	(47)	Net sales	—	(4)	Net sales	—	—

Total	$(45)	$90		$(178)	$(185)		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		1/31/12	1/31/11
Foreign currency contracts	Interest expense	$—	$(31)

Total		$—	$(31)

The effect of the Company’s derivative instruments on the Consolidated Statements of Operations for the six months ended January 31, 2012 and 2011 is summarized below:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	1/31/12	1/31/11		1/31/12	1/31/11		1/31/12	1/31/11
Interest rate contracts	$(124)	$(353)	Interest expense	$(369)	$(356)	Interest expense	$—	$—
Foreign currency contracts	—	(96)	Net sales	—	(4)	Net sales	—	—

Total	$(124)	$(449)		$(369)	$(360)		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		1/31/12	1/31/11
Foreign currency contracts	Interest expense	$(10)	$(75)

Total		$(10)	$(75)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative liabilities measured at fair value on a recurring basis were $0.3 million and $0.6 million as of January 31, 2012 and July 31, 2011. The Company has elected to use the income approach to value the derivative liabilities, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Average expected life, in years	6	6	6	6
Expected volatility	49.83%	41.88%	45.85%	42.12%
Risk-free interest rate	1.15%	2.12%	1.21%	1.93%
Dividend rate	0.53%	0.36%	0.39%	0.40%

The following table summarizes stock option activity during the six months ended January 31, 2012:

	Number of Shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2011	1,771	$27.34
Granted	271	86.59
Exercised	(1)	27.94
Cancelled	(11)	74.60

Outstanding at January 31, 2012	2,030	35.00	6.0	$21,121

Exercisable at January 31, 2012	1,358	21.75	4.7	20,793

The weighted average fair value per share of stock options granted during the six months ended January 31, 2012 was $35.39. There were no stock options granted during the three months ended January 31, 2012. The weighted average fair value per share of stock options granted during the three and six months ended January 31, 2011 was $22.40 and $16.70, respectively. The fair value per share of stock options vested during the three and six months ended January 31, 2012 was $16.66 and $16.18, respectively. The fair value per share of stock options vested during the three and six months ended January 31, 2011 was $12.12 and $15.26, respectively.

Changes in the Company’s nonvested stock options during the six months ended January 31, 2012 are summarized as follows:

	Number of Shares (in thousands)	Weighted average grant date fair value per share
Nonvested at July 31, 2011 (Restated)	536	$18.09
Granted	271	35.39
Vested	(124)	16.18
Cancelled	(11)	29.46

Nonvested at January 31, 2012	672	25.24

As of January 31, 2012, there was approximately $14.6 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock Awards: Restricted stock and restricted stock unit activity during the six months ended January 31, 2012 is summarized as follows:

	Restricted Stock		Restricted Stock Units
	Number of Shares (in thousands)	Weighted average grant date fair value per share	Number of Shares (in thousands)	Weighted average grant date fair value per share
Outstanding at July 31, 2011	393	$32.96	—	$—
Granted	49	89.02	16	74.62
Vested	(111)	26.09	—	—
Cancelled	(3)	57.73	—	—

Outstanding at January 31, 2012	328	43.42	16	74.62

The weighted average fair value per share of restricted stock granted during the six months ended January 31, 2012 was $89.02. There was no restricted stock granted during the three months ended January 31, 2012. The weighted average fair value per share of restricted stock granted during the three and six months ended January 31, 2011 was $52.80 and $41.52, respectively. The weighted average fair value per share of restricted stock vested during the three and six months ended January 31, 2012 was $30.63 and $26.09, respectively. The weighted average fair value per share of restricted stock vested during the three and six months ended January 31, 2011 was $25.08 and $21.13, respectively. The total intrinsic value of restricted stock vested in the three and six months ended January 31, 2012 was $0.2 million and $7.3 million, respectively. The total intrinsic value of restricted stock vested in the three and six months ended January 31, 2011 was $0.2 million and $3.3 million, respectively.

As of January 31, 2012, there was $10.7 million of unrecognized compensation expense related to nonvested restricted stock, which is expected to be recognized over a weighted average period of 2.3 years. As of January 31, 2012, there was $1.1 million of unrecognized compensation expense related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of 4.7 years.

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

The computations for basic and diluted earnings per share are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(20,184)	$11,098	$(9,383)	$20,381
Less: income allocated to participating securities	—	(206)	—	(378)

Income (loss) attributable to common shareholders - basic	(20,184)	10,892	(9,383)	20,003
Add: undistributed income attributable to participating securities	—	189	—	342
Less: undistributed income reallocated to participating securities	—	(183)	—	(334)

Income (loss) attributable to common shareholders - diluted	$(20,184)	$10,898	$(9,383)	$20,011

Denominator:
Weighted average shares outstanding - basic	21,724	21,565	21,684	21,519
Dilutive shares - stock options	—	647	—	502

Weighted average shares outstanding - diluted	21,724	22,212	21,684	22,021

Income (loss) per share attributable to common shareholders (1):
Basic	$(0.93)	$0.51	$(0.43)	$0.93
Diluted	$(0.93)	$0.49	$(0.43)	$0.91

(1)	Computations may reflect rounding adjustments.

As the Company was in a loss position for the three and six months ended January 31, 2012, stock options outstanding of 775,434 and 358,553, respectively, were excluded in the computation of diluted earnings per share as their effect would be antidilutive. Options to purchase 3,000 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $49.78 and $45.98 for the three and six months ended January 31, 2011 and therefore their effect would be antidilutive.

(6) Balance Sheet Items

Inventories consisted of the following:

	January 31, 2012	July 31, 2011	January 31, 2011
Raw materials and supplies	$123,856	$64,060	$149,148
Work in process	25,539	25,031	25,784
Finished goods	71,216	64,443	59,116

Total	$220,611	$153,534	$234,048

Accounts payable and accrued liabilities consisted of the following:

	January 31, 2012	July 31, 2011	January 31, 2011
Accounts payable	$92,559	$74,471	$53,167
Accrued promotion	34,226	27,358	28,839
Accrued salaries and benefits	11,297	16,616	11,157
Accrued taxes	2,817	4,099	2,948	(1)
Other	6,573	6,609	7,562	(2)

Total	$147,472	$129,153	$103,673

(1)	Accrued taxes were previously included within Other and have been reclassified to a separate line.
(2)	The current and long term portion of capital leases are reflected in Accounts payable and accrued liabilities and Other liabilities, respectively, on the Consolidated Balance Sheets.

(7) Intangible Assets and Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance as of July 31, 2010	$403,264
Translation adjustments	2,922

Balance as of January 31, 2011	$406,186

Balance as of July 31, 2011	$409,735
Translation adjustments	(5,832)

Balance as of January 31, 2012	$403,903

As of January 31, 2012, Diamond performed step 1 of the goodwill impairment analysis by comparing the estimated fair value of our single reporting unit in relation to our market capitalization including an estimate for a control premium. Goodwill was determined not to be impaired.

Other intangible assets consisted of the following:

	January 31, 2012	July 31, 2011	January 31, 2011
Brand intangibles (not subject to amortization)	$299,201	$301,148	$299,963
Intangible assets subject to amortization:
Customer contracts and related relationships	160,560	163,786	161,678

Total other intangible assets, gross	459,761	464,934	461,641

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(18,092)	(14,079)	(9,896)

Total other intangible assets, net	$441,669	$450,855	$451,745

Identifiable intangible asset amortization expense for each of the five succeeding years will amount to approximately $8.0 million and will approximate $4.0 million for the remainder of fiscal 2012.

(8) Credit Facilities and Long-Term Obligations

In February 2010, Diamond entered into an agreement with a syndicate of lenders to replace its prior credit facility with a five-year $600 million secured credit facility (the “Secured Credit Facility”). As of January 31, 2012, the Secured Credit Facility consisted of a $285 million revolving credit facility, of which $209 million was outstanding, and a $400 million term loan facility, of which $330 million was outstanding. Since the inception of the Secured Credit Facility, the syndicate of lenders has approved two requests to increase the revolving credit facility of the Secured Credit Facility: in March 2011, the revolving credit facility was increased from $200 million to $235 million to fund increased working capital requirements, and in August 2011, the revolving credit facility was increased from $235 million to $285 million to accommodate spending related to the proposed Pringles merger and to increase general liquidity. In both cases, the terms of the revolving credit facility were not changed. On the term loan, scheduled principal payments were $40 million for fiscal 2012 and each of the succeeding two years (due quarterly), and $10 million for each of the first two quarters in fiscal 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. As of January 31, 2012, borrowings under the Secured Credit Facility initially bear interest, at Diamond’s option, at either a fluctuating rate per annum (the “Base Rate”) plus a margin of 2.50%, or the LIBOR rate, plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio which is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). For the three months and six months ended January 31, 2012, the blended interest rate was 3.7% and 3.8%, respectively, for the Company’s consolidated borrowings. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility.

In December 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan with respect to the Beloit, Wisconsin plant expansion (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $19.5 million was outstanding as of January 31, 2012. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan is being used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account. Withdrawals from the escrow account were restricted to reimburse, dollar-for-dollar, approved expenditures directly related to equipment purchases. As the cash is being used to purchase non-current assets, such restricted cash is classified as non-current on the balance sheet. The Guaranteed Loan also provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. Initially, there was a limit to the debt to EBITDA ratio to no more than 4.35 to 1.00, and the fixed charge coverage ratio to no less than 1.05 to 1.00. As a result of the errors identified causing the restatement of the consolidated financial statements, Diamond was in default with certain financial and reporting covenants, which non-compliance was waived as of July 31, 2012. In addition, the financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment, as defined below.

The Secured Credit Facility provides for customary affirmative and negative covenants and cross default provisions that may be triggered if Diamond fails to comply with obligations under their other credit facilities or indebtedness. The Secured Credit Facility initially included a covenant that restricts the amount of indebtedness (including capital leases and purchase money obligations for fixed or capital assets) to no more than $25 million. On April 30, 2011, Diamond entered into a seven-year equipment lease for its Salem, Oregon plant (the “Kettle US Lease”) that has been treated as a capital lease for accounting purposes. On January 30, 2012, Diamond entered into a five-year equipment lease for its Norfolk, UK plant (the “Kettle UK Lease”) that has been treated as a capital lease for accounting purposes. The accounting treatment for the two leases caused the Company to be in default of the covenants in the Secured Credit Facility and the Securities Purchase Agreement dated as of May 22, 2012, by and between the Company and OCM PF/FF Adamantine Holdings, Ltd (the “Oaktree SPA”) limiting other indebtedness. These defaults were waived, with respect to the Kettle UK Lease on July 27, 2012, and with respect to the Kettle US Lease on August 23, 2012. Additionally, the Secured Credit Facility and the Oaktree SPA were each amended to allow the Company to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount will be reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Oaktree SPA.

As of January 31, 2012, the Company’s Secured Credit Facility debt to EBITDA ratio was limited to no more than 4.25 to 1.00 and the fixed charge coverage ratio to no less than 1.10 to 1.00. As a result of the errors identified causing the restatement of our consolidated financial statements, Diamond was non-compliant with certain financial and reporting covenants, which non-compliance was waived as a result of the Waiver and Third Amendment to the Secured Credit Facility (the “Third Amendment”). Please refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for information regarding the Forbearance agreement and the Third Amendment.

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

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended January 31,		Six Months Ended January 31,		Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$24	$20	$48	$40	$15	$16	$31	$32
Interest cost	332	316	664	632	26	27	52	54
Expected return on plan assets	(283)	(258)	(567)	(516)	—	—	—	—
Amortization of prior service cost	4	3	8	7	—	—	—	—
Amortization of net loss / (gain)	198	166	396	331	(193)	(199)	(386)	(398)

Net periodic benefit cost / (income)	$275	$247	$549	$494	$(152)	$(156)	$(303)	$(312)

The Company recognized defined contribution plan expenses of $0.5 million and $1.0 million for the three and six months ended January 31, 2012, respectively, and $0.4 million and $0.6 million for the three and six months ended January 31, 2011, respectively. The Company expects to contribute approximately $1.8 million to the defined contribution plan during fiscal 2012.

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

(12) Restatement of Consolidated Financial Statements

Walnut Correction

Subsequent to the issuance of the fiscal 2011 consolidated financial statements, the Audit Committee initiated an independent investigation into walnut grower payments made subsequent to fiscal years end 2011 and 2010, of approximately $61.5 million (the “Momentum Payments”) and $20.8 million (the “Continuity Payments”), respectively. The Company previously accounted for those walnut grower payments as expenses in the fiscal years when the payments were made (fiscal 2012 and fiscal 2011, respectively), reflecting the payments as pre-payments for the walnut crop to be delivered in the respective fiscal years. As a result of an evaluation of the substance of information obtained in this investigation we determined that the Momentum Payments and Continuity Payments related to the prior year walnut crops and such payments were not accounted for in the correct periods. The Company and Audit Committee concluded that the original accounting for the walnut grower payments in fiscal 2011 and fiscal 2010 was not sufficiently supported and was not based on consideration of all relevant information available at the time. Accordingly, the six months ended January 31, 2011 was affected for the remaining July 31, 2010 walnut inventories that were sold during the period.

Fiscal 2011 Quarterly Walnut Estimate Correction

The Company’s original walnut cost estimate used for the period ended January 31, 2011, was not sufficiently supported and was not based on consideration of all relevant information available at the time. We have determined that the contemporaneously available relevant information supports a correction of the original walnut cost estimate in this period. The effect of correcting this error for the period ended January 31, 2011 is summarized below. The corrections summarized below include consideration of the income tax effect of the restatement adjustments.

For the three and six months ended January 31, 2011, the corrected walnut costs increased cost of sales by $8.2 million and $15.2 million, respectively. Inventories and payable to growers for the six months ended January 31, 2011, increased by $21.3 million and $54.8 million, respectively.

Accounts Payable and Accrued Expenses Correction

Subsequent to the issuance of the consolidated financial statements for the fiscal year ended July 31, 2011, an invoice for services related to the then-pending Pringles merger was identified as not properly accrued for as of July 31, 2011. In response to this information, the Company performed an extensive review of vendor invoices and supporting documentation to determine whether other unrecorded liabilities existed for the interim and annual periods within the fiscal year ended July 31, 2011. The review identified certain expenses that were not properly reflected in accounts payable and accrued liabilities as of July 31, 2011 and for the interim periods ended January 31, 2011. Accordingly, we restated net income with a decrease of $0.1 million for both the three and six months ended January 31, 2011, respectively, to correct accounts payable and accrued liabilities and related expenses or capitalized costs. The effect of correcting this error for the period ended January 31, 2011 is summarized below. The corrections summarized below include consideration of the income tax effect of the restatement adjustments.

Other Corrections

In addition to the restatements described above, the Company has made other corrections some of which were previously identified, but were not corrected because management had determined they were not material, individually or in the aggregate, to our consolidated financial statements. These corrections related to stock-based compensation, foreign currency translation, timing of prepaid and expense recognition, pecan inventory valuation, and deferred income tax. The Company also determined that a pecan inventory purchase price variance related to the second quarter of fiscal 2011 that had been previously recorded as an out of period adjustment in the third quarter of fiscal 2011 should be corrected. The Company has corrected this amount by decreasing pecan inventories by $3.0 million and increasing cost of sales by $3.0 million in the second quarter of fiscal 2011 to properly reflect the purchase price variance in the second quarter. The effect of correcting this error for the period ended January 31, 2011 is summarized below. The corrections summarized below include consideration of the income tax effect of the restatement adjustments.

Additionally, the Company has corrected certain disclosures, the most significant which are discussed below:

•

Expected volatility assumptions used in the Black-Scholes model for the three and six months ended January 31, 2011 were previously reported as 37.00% and 37.00%, respectively, and were restated to 41.88% and 42.12%, respectively. This change impacted several disclosures in Note 4 of the Notes to Condensed Consolidated Financial Statements. The weighted average fair value per share of options granted during the three and six months ended January 31, 2011 was previously reported as $20.30 and $14.94, respectively, and restated to $22.40 and $16.70, respectively. The fair value per share of stock options vested during the three and six months ended January 31, 2011 were previously reported as $11.62 and $9.03, respectively, and were restated to $12.12 and $15.26, respectively. Finally, the change in expected volatility impacted the calculation of diluted shares for the three and six months ended January 31, 2011 resulting in a decrease from 22,221 and 22,031 previously reported, respectively, to 22,212 and 22,021 as restated, respectively.

•

In Note 9 of the Notes to Condensed Consolidated Financial Statements, the defined contribution plan expenses for the three and six months ended January 31, 2011 were previously reported as $0.2 million and $0.4 million respectively, and were restated to $0.4 million and $0.6 million, respectively.

The effects of the restatement on the condensed consolidated balance sheet as of January 31, 2011 are summarized in the following table:

	January 31, 2011
	(In thousands, except share and per share information)
	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Correction	Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,276	$—	$—	$—	$2,276
Trade receivables, net	80,590	—	—	58	80,648
Inventories	215,697	21,340	—	(2,989)	234,048
Deferred income taxes	10,497	—	—	1,721	12,218
Prepaid income taxes	3,087	10,859	70	(4,700)	9,316
Prepaid expenses and other current assets	11,557	—	—	(100)	11,457

Total current assets	323,704	32,199	70	(6,010)	349,963
Restricted cash	21,215	—	—	—	21,215
Property, plant and equipment, net	117,022	—	—	—	117,022
Deferred income taxes	12,254	—	—	(8,418)	3,836
Goodwill	404,078	—	—	2,108	406,186
Other intangible assets, net	451,745	—	—	—	451,745
Other long-term assets	7,510	—	—	194	7,704

Total assets	$1,337,528	$32,199	$70	$(12,126)	$1,357,671

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$41,700	$—	$—	$—	$41,700
Accounts payable and accrued liabilities	109,868	—	288	(6,483)	103,673
Payable to growers	83,553	54,786	—	—	138,339

Total current liabilities	235,121	54,786	288	(6,483)	283,712
Long-term obligations	507,200	—	—	—	507,200
Deferred income taxes	147,317	—	—	(5,611)	141,706
Other liabilities	19,229	—	—	1,446	20,675
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,234,642 shares issued and 21,973,478 shares outstanding at January 31, 2011	22	—	—	—	22
Treasury stock, at cost: 261,164 shares at January 31, 2011	(6,392)	—	—	—	(6,392)
Additional paid-in capital	312,505	—	—	766	313,271
Accumulated other comprehensive income	11,759	—	—	(962)	10,797
Retained earnings	110,767	(22,587)	(218)	(1,282)	86,680

Total stockholders' equity	428,661	(22,587)	(218)	(1,478)	404,378

Total liabilities and stockholders' equity	$1,337,528	$32,199	$70	$(12,126)	$1,357,671

The effects of the restatement on the condensed consolidated statement of operations for the quarter ended January 31, 2011 are summarized in the following table:

	Three Months Ended January 31, 2011
	(In thousands, except per share information)
	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Correction	Restated
Net sales	$257,592	$—	$—	$(748)	$256,844
Cost of sales	186,736	8,225	—	2,905	197,866

Gross profit	70,856	(8,225)	—	(3,653)	58,978
Operating expenses:
Selling, general and administrative	24,011	—	(130)	171	24,052
Advertising	9,968	—	202	—	10,170
Acquisition and integration related expenses	937	—	86	—	1,023

Total operating expenses	34,916	—	158	171	35,245

Income from operations	35,940	(8,225)	(158)	(3,824)	23,733
Interest expense, net	5,992	—	—	—	5,992

Income before income taxes	29,948	(8,225)	(158)	(3,824)	17,741
Income taxes	10,228	(2,416)	(46)	(1,123)	6,643

Net income	$19,720	$(5,809)	$(112)	$(2,701)	$11,098

Earnings per share:
Basic	$0.90	$(0.26)	$(0.01)	$(0.12)	$0.51
Diluted	$0.87	$(0.26)	$(0.00)	$(0.12)	$0.49
Shares used to compute earnings per share:
Basic	21,565	—	—	—	21,565
Diluted	22,221	—	—	(9)	22,212
Dividends declared per share	$0.045	$—	$—	$—	$0.045

The effects of the restatement on the condensed consolidated statement of operations for the six months ended January 31, 2011 are summarized in the following table:

	Six Months Ended January 31, 2011
	(In thousands, except per share information)
	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Correction	Restated
Net sales	$510,158	$—	$—	$(1,253)	$508,905
Cost of sales	375,706	15,177	—	2,935	393,818

Gross profit	134,452	(15,177)	—	(4,188)	115,087
Operating expenses:
Selling, general and administrative	47,114	—	(130)	357	47,341
Advertising	22,437	—	202	—	22,639
Acquisition and integration related expenses	1,436	—	86	80	1,602

Total operating expenses	70,987	—	158	437	71,582

Income from operations	63,465	(15,177)	(158)	(4,625)	43,505
Interest expense, net	12,109	—	—	—	12,109

Income before income taxes	51,356	(15,177)	(158)	(4,625)	31,396
Income taxes	17,422	(4,946)	(46)	(1,415)	11,015

Net income	$33,934	$(10,231)	$(112)	$(3,210)	$20,381

Earnings per share:
Basic	$1.55	$(0.48)	$(0.01)	$(0.15)	$0.93
Diluted	$1.51	$(0.45)	$(0.00)	$(0.14)	$0.91
Shares used to compute earnings per share:
Basic	21,519	—	—	—	21,519
Diluted	22,031	—	—	(10)	22,021
Dividends declared per share	$0.090	$—	$—	$—	$0.090

The effects of the restatement on the condensed consolidated statement of cash flows for the six months ended January 31, 2011 are summarized in the following table:

	Six Months Ended January 31, 2011
	(In thousands)
	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Correction	Reclassifications	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,934	$(10,231)	$(112)	$(3,210)	$—	$20,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,978	—	—	—	—	14,978
Deferred income taxes	2,102	—	—	—	—	2,102
Excess tax benefit from stock option transactions	(1,367)	—	—	360	—	(1,007)
Stock-based compensation	3,516	—	—	360	—	3,876
Other, net	211	—	—	—	—	211
Changes in assets and liabilities:
Trade receivables, net	(15,037)	—	—	88	—	(14,949)
Inventories	(72,292)	(18,859)	—	2,935	—	(88,216)
Prepaid expenses and other current assets and income taxes	348	(4,946)	(46)	2,721	—	(1,923)
Other assets	—	—	—	—	206	206
Accounts payable and accrued liabilities	19,495	—	158	(2,894)	—	16,759
Payable to growers	47,798	34,036	—	—	—	81,834
Other liabilities	—	—	—	—	849	849
Other, net	1,055	—	—	—	(1,055)	—

Net cash provided by operating activities	34,741	—	—	360	—	35,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,251)	—	—	—	—	(9,251)
Restricted cash	(21,215)	—	—	—	—	(21,215)
Proceeds from sale of property, plant and equipment	9	—	—	—	—	9

Net cash used in investing activities	(30,457)	—	—	—	—	(30,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving line of credit under the Secured Credit Facility	(8,400)	—	—	—	—	(8,400)
Proceeds from issuance of long-term debt	21,200	—	—	—	—	21,200
Payment of long-term debt and notes payable	(20,063)	—	—	—	—	(20,063)
Dividends paid	(1,977)	—	—	—	—	(1,977)
Excess tax benefit from stock option transactions	1,367	—	—	(360)	—	1,007
Purchase of treasury stock	—	—	—	—	(1,342)	(1,342)
Other, net	203	—	—	—	1,342	1,545

Net cash used in financing activities	(7,670)	—	—	(360)	—	(8,030)

Effect of exchange rate changes on cash	20	—	—	—	—	20
Net decrease in cash and cash equivalents	(3,366)	—	—	—	—	(3,366)
Cash and cash equivalents:
Beginning of period	5,642	—	—	—	—	5,642

End of period	$2,276	$—	$—	$—	$—	$2,276

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,146	$—	$—	$—	$—	$11,146
Income taxes	1,511	—	—	—	—	1,511
Non-cash investing activities:
Accrued capital expenditures	693	—	—	—	—	693

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Diamond Foods, Inc. (“Diamond,” the “Company,” or “we”) is an innovative packaged food company focused on building and energizing brands. We specialize in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, we complemented our heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In September 2008, we acquired the Pop Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market, supply chain economies of scale and cross promotional opportunities with our existing brands. In March 2010, we acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand® to our existing portfolio of brands in the snack industry. In general, we sell directly to retailers, particularly large national grocery store and drug store chains, and indirectly through wholesale distributors to independent and small regional retail grocery store chains and convenience stores. We sell our products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores, other retail channels, and non-retail channels.

As discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements, we have restated our previously issued condensed consolidated financial statements as of and for the three and six months ended January 31, 2011, accordingly the following has been revised for the effects of the restatement.

Results of Operations

Net sales were $262.4 million and $549.7 million for the three and six months ended January 31, 2012. Net sales were $256.8 million and $508.9 million for the three and six months ended January 31, 2011. The increase in net sales for the three and six months ended January 31, 2012 was due to increased retail sales. Higher pricing, net of promotional spending, was reflected across all channels as we increased pricing to offset higher input costs. The impact of foreign exchange on our net sales for the three and six months ended January 31, 2012 and 2011 was not significant.

Net sales by channel (in thousands):

	Three Months Ended January 31,			Six Months Ended January 31,
	2012	2011	% Change from 2011 to 2012	2012	2011	% Change from 2011 to 2012
Snack	$141,818	$134,183	5.7%	$298,940	$271,240	10.2%
Culinary and Retail In-shell	94,677	80,711	17.3%	192,789	170,900	12.8%

Total Retail	236,495	214,894	10.1%	491,729	442,140	11.2%

International Non-Retail	21,025	36,793	-42.9%	42,469	57,808	-26.5%
North American Ingredient/Food Service and Other	4,831	5,157	-6.3%	15,546	8,957	73.6%

Total Non-Retail	25,856	41,950	-38.4%	58,015	66,765	-13.1%

Total Net Sales	$262,351	$256,844	2.1%	549,744	$508,905	8.0%

For the six months ended January 31, 2012, the growth in snack products was driven by favorable pricing and increased volume across all brands, partially offset by increased promotional spending. Snack volume increased 5% for the six months ended January 31, 2012, while volume declined 3% for the three months ended January 31, 2012. The increase in culinary and retail in-shell sales was driven by price increases in culinary, offset by a volume decline in culinary of 5% for the three months ended January 31, 2012, while there was a volume increase of 1% for the six months ended January 31, 2012. International non-retail sales decreased for the three and six months ended January 31, 2012 mainly as a result of volume declines attributable to a smaller supply of walnuts which was prioritized as domestic inventory, offset by price increases. North American ingredient/food service and other sales decreased for the three months ended January 31, 2012, mainly due to lower volume of walnut byproducts, and increased for the six months ended January 31, 2012, mainly due to higher volume, offset by lower pricing. As the number of contracted walnut growers and delivered pounds have decreased in fiscal 2012, the reduction in available walnut supply for the Company has contributed to a decline in net income for the Company.

Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart) represented approximately 18.2% and 18.3% of total net sales for the three and six months ended January 31, 2012 and 15.4% and 15.7% of total net sales for the three and six months ended January 31, 2011. Sales to our second largest customer accounted for approximately 11.4% and 10.1% of total net sales for the three and six months ended January 31, 2012 and 9.9% and 9.4% of total net sales for the three and six months ended January 31, 2011.

Gross profit. Gross profit as a percentage of net sales was 16.0% and 18.8% for the three and six months ended January 31, 2012 and was 23.0% and 22.6% for the three and six months ended January 31, 2011. The decrease as a percentage of net sales reflects higher commodity costs, particularly for walnuts, partially offset by price increases taken in response to those rising costs.

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $34.3 million and $63.8 million for the three and six months ended January 31, 2012 and $24.1 million and $47.3 million for the three and six months ended January 31, 2011. Selling, general and administrative expenses as a percentage of net sales were 13.1% and 11.6% for the three and six months ended January 31, 2012 and 9.4% and 9.3% for the three and six months ended January 31, 2011. The increase in expense was primarily due to costs incurred as a result of the audit committee investigation and related lawsuits.

Advertising. Advertising expenses were $11.6 million and $24.4 million for the three and six months ended January 31, 2012 and $10.2 million and $22.6 million for the three and six months ended January 31, 2011. Advertising expenses as a percentage of net sales were 4.4% for the three and six months ended January 31, 2012 and 4.0% and 4.4% for the three and six months ended January 31, 2011. Advertising expenses for the three and six months ended January 31, 2012 increased primarily due to increased media spending associated with Kettle Foods television commercials.

Acquisition and integration related expenses. Acquisition and integration related expenses include items such as transaction related legal and consulting fees, as well as business and systems integration costs. Acquisition and integration related expenses associated with the proposed Pringles merger were $12.1 million and $29.3 million for the three and six months ended January 31, 2012. Acquisition and integration related expenses associated with Kettle Foods were $1.0 million and $1.6 million for the three and six months ended January 31, 2011.

Interest expense, net. Net interest expense was $6.5 million and $12.2 million for the three and six months ended January 31, 2012 and $6.0 million and $12.1 million for the three and six months ended January 31, 2011. Net interest expense as a percentage of net sales was 2.5% and 2.2% for the three and six months ended January 31, 2012 and 2.3% and 2.4% for the three and six months ended January 31, 2011.

Income taxes. The effective tax rate for the three and six months ended January 31, 2012 was approximately 10.6% and 64.5%. The effective tax rate for the three and six months ended January 31, 2011 was approximately 37.4% and 35.1%. During the six months ended January 31, 2012, we concluded a tax ruling with the United Kingdom tax authorities. This resulted in a net tax benefit for the period of $5.6 million, attributable to the reversal of our unrecognized tax benefit related to this event. Also, during the three and six months ended January 31, 2012, we incurred acquisition and integration related expenses resulting in a tax benefit of $4.9 million and $11.0 million.

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

During the six months ended January 31, 2012, cash used in operating activities was $7.1 million compared to $35.1 million of cash provided by operating activities for the six months ended January 31, 2011. The increase in cash used in operating activities was primarily due to higher walnut costs, as well as expenditures related to the Pringles transaction and the audit committee investigation. Cash used in investing activities was $18.2 million during the six months ended January 31, 2012 compared to $30.5 million for the six months ended January 31, 2011. The lower cash used in investing activities for the six months ended January 31, 2012 was primarily due to the completion of the Beloit, Wisconsin plant expansion. Cash provided by financing activities during the six months ended January 31, 2012 was $23.4 million compared to $8.0 million cash used in financing activities for the six months ended January 31, 2011. The cash provided by financing activities was primarily attributable to increased borrowings under the revolving credit facility.

In February 2010, we entered into an agreement with a syndicate of lenders to replace our prior credit facility with a five-year $600 million secured credit facility (the “Secured Credit Facility”). As of January 31, 2012, our Secured Credit Facility consists of a $285 million revolving credit facility, of which $209 million was outstanding, and a $400 million term loan facility, of which $330 million was outstanding. Since the inception of the Secured Credit Facility, the syndicate of lenders has approved two requests to increase the revolving credit facility of the Secured Credit Facility: in March 2011, the revolving credit facility was increased from $200 million to $235 million to fund increased working capital requirements, and in August 2011, the revolving credit facility was increased from $235 million to $285 million to accommodate spending related to the proposed Pringles merger and to increase general liquidity. In both cases, the terms of the revolving credit facility were not changed. On the term loan, scheduled principal payments were $40 million for fiscal 2012 and each of the succeeding two years (due quarterly), and $10 million for each of the first two quarters in fiscal 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. As of January 31, 2012, borrowings under the Secured Credit Facility initially bear interest, at our option, at either a fluctuating rate per annum (the “Base Rate”) plus a margin of 2.50%, or the London Interbank Offered Rate (“LIBOR”), plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio, which is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Substantially all of our tangible and intangible assets are considered collateral security under the Secured Credit Facility.

In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan with respect to our Beloit, Wisconsin plant expansion (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $19.5 million was outstanding as of January 31, 2012. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan is being used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account. Withdrawals from the escrow account were restricted to reimburse, dollar-for-dollar, approved expenditures directly related to equipment purchases. As the cash is being used to purchase non-current assets, such restricted cash is classified as non-current on the balance sheet. The Guaranteed Loan also provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. Initially, there was a limit to our debt to EBITDA ratio to no more than 4.35 to 1.00, and our fixed charge coverage ratio to no less than 1.05 to 1.00. As a result of the errors identified causing the restatement of our consolidated financial statements, we were in default with certain financial and reporting covenants, which non-compliance was waived as of July 31, 2012. In addition, the financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment, as defined below.

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

The Secured Credit Facility, and the Securities Purchase Agreement, dated as of May 22, 2012, by and between Diamond and OCM PF/FF Adamantine Holdings, Ltd. (the “Oaktree SPA”), provide for customary affirmative and negative covenants and cross default provisions that may be triggered if we fail to comply with our obligations under our other credit facilities or indebtedness. The Secured Credit Facility and the Oaktree SPA include a covenant that restricts the amount of indebtedness (including capital leases and purchase money obligations for fixed or capital assets), to no more than $25 million. As of January 31, 2012, Diamond exceeded the covenant limit, due to the five-year equipment lease for our Norfolk, UK plant (the “Kettle UK Lease”) and the seven-year equipment lease for our Salem, Oregon plant (the “Kettle US Lease). These defaults were waived, with respect to the Kettle UK Lease, on July 27, 2012, and with respect to the Kettle US Lease on August 23, 2012. Additionally, the Secured Credit Facility and the Oaktree SPA were each amended to allow Diamond to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount will be reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Oaktree SPA.

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

Working capital and stockholders’ equity were $53.5 million and $402.1 million at January 31, 2012, compared to $52.4 million and $420.5 million at July 31, 2011, and $66.3 million and $404.4 million at January 31, 2011. The decrease in working capital was due to an increase in accounts payable and accrued liabilities as a result of increased walnut costing and costs incurred related to the audit committee investigation, offset by an increase in receivables attributable to increased sales.

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

Contractual Obligations and Commitments

Contractual obligations and commitments at January 31, 2012 were as follows (in millions):

	Payments Due by Period
	Total	Remainder FY 2012	FY 2013 - FY 2014	FY 2015 - FY 2016	Thereafter
Revolving line of credit	$208.9	$—	$—	$208.9	$—
Long-term obligations	349.6	20.9	83.7	234.1	10.9
Interest on long-term obligations (a)	35.2	6.1	20.8	7.0	1.3
Capital leases	13.0	1.0	4.4	4.6	3.0
Operating leases	27.5	3.3	10.4	6.6	7.2
Purchase commitments (b)	80.6	46.9	33.7	—	—
Pension liability (c)	27.2	0.3	5.2	1.5	20.2
Long-term deferred tax liabilities (d)	125.9	—	—	—	125.9
Other long-term liabilities (e)	3.0	0.4	0.9	0.4	1.3

Total	$870.9	$78.9	$159.1	$463.1	$169.8

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of January 31, 2012.
(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity.
(c)	Represents obligations and commitments for the remaining six months of fiscal 2012.
(d)	Primarily relates to intangible assets of Kettle Foods.
(e)	Excludes $0.6 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($3.5 million at January 31, 2012, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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

We perform our annual goodwill impairment test required by ASC 350 as of June 30th of each year. As of January 31, 2012, we also performed an interim goodwill impairment test. Goodwill was determined not to be impaired. In testing goodwill for impairment, we initially compare the estimated fair value of our single reporting unit in relation to our market capitalization including an estimate for a control premium. We have one operating and reportable segment. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we perform an additional step to determine the implied fair value of goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all assets and liabilities and then computing the excess of the reporting units’ fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, the excess represents the amount of goodwill impairment. Accordingly, we would recognize an impairment loss in the amount of such excess.

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

Item 4. Controls and Procedures

In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer, based upon their evaluation as of January 31, 2012, the end of the fiscal quarter covered in this report, concluded that due to material weaknesses in our control environment, walnut grower accounting and accounts payable and accrued expenses accounting as described below, our disclosure controls and procedures were not effective.

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

As of January 31, 2012, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following are details of repurchases of common stock during the three months ended January 31, 2012:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
Repurchases from November 1—November 30, 2011	—	$—	—	$—
Repurchases from December 1—December 31, 2011	241	$30.65	—	$—
Repurchases from January 1—January 31, 2012	1,048	$35.10	—	$—

Total	1,289	$34.27	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.

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