Form 10-Q
period 2012-04-30
Diamond Foods Inc
filed 2012-11-14
CIK 1320947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

(Unaudited)

	April 30, 2012	July 31, 2011	April 30, 2011 As Restated See Note 13
ASSETS
Current assets:
Cash and cash equivalents	$7,592	$3,112	$1,541
Trade receivables, net	89,528	98,275	105,324
Inventories	200,937	153,534	204,714
Deferred income taxes	7,136	14,490	11,469
Prepaid income taxes	28,122	17,499	17,211
Prepaid expenses and other current assets	17,549	13,089	9,367

Total current assets	350,864	299,999	349,626
Restricted cash	6,382	15,795	21,406
Property, plant and equipment, net	159,985	134,275	126,907
Deferred income taxes	—	5,376	—
Goodwill	408,075	409,735	412,211
Other intangible assets, net	443,276	450,855	455,119
Other long-term assets	6,421	6,872	7,560

Total assets	$1,375,003	$1,322,907	$1,372,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,700	$41,700	$41,700
Accounts payable and accrued liabilities	142,382	129,153	138,368
Payable to growers	106,708	76,700	74,493

Total current liabilities	290,790	247,553	254,561
Long-term obligations	557,115	490,001	530,669
Deferred income taxes	132,477	132,470	139,375
Other liabilities	28,117	32,388	26,399
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,431,336, 22,319,016 and 22,289,111 shares issued and 22,115,538, 22,049,636 and 22,020,989 shares outstanding at April 30, 2012, July 31, 2011, and April 30, 2011, respective	22	22	22
Treasury stock, at cost: 315,798, 269,380 and 268,122 shares held at April 30, 2012, July 31, 2011, and April 30, 2011, respectively	(9,765)	(6,867)	(6,775)
Additional paid-in capital	325,913	318,734	316,944
Accumulated other comprehensive income	14,841	17,728	22,594
Retained earnings	35,493	90,878	89,040

Total stockholders’ equity	366,504	420,495	421,825

Total liabilities and stockholders’ equity	$1,375,003	$1,322,907	$1,372,829

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011 As Restated See Note 13	2012	2011 As Restated See Note 13
Net sales	$207,685	$223,066	$757,429	$731,972
Cost of sales	173,457	170,576	619,972	564,394

Gross profit	34,228	52,490	137,457	167,578
Operating expenses:
Selling, general and administrative	33,260	24,229	97,019	71,570
Advertising	7,200	11,723	31,554	34,362
Acquisition and integration related expenses	11,336	5,946	40,641	7,548

Total operating expenses	51,796	41,898	169,214	113,480

Income (loss) from operations	(17,568)	10,592	(31,757)	54,098
Interest expense, net	7,701	5,941	19,933	18,050

Income (loss) before income taxes	(25,269)	4,651	(51,690)	36,048
Income taxes	18,748	1,300	1,710	12,315

Net income (loss)	$(44,017)	$3,351	$(53,400)	$23,733

Earnings (loss) per share:
Basic	$(2.02)	$0.15	$(2.46)	$1.08
Diluted	$(2.02)	$0.15	$(2.46)	$1.05
Shares used to compute earnings per share:
Basic	21,752	21,604	21,676	21,563
Diluted	21,752	22,332	21,676	22,119
Dividends declared per share	$—	$0.045	$0.090	$0.135

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended April 30,
	2012	2011 As Restated See Note 13
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(53,400)	$23,733
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	22,235	22,299
Deferred income taxes	13,293	2,849
Excess tax benefit from stock option transactions	7	(1,906)
Stock-based compensation	7,142	5,615
Forbearance fees amortization	1,001	—
Write off of prepaid acquisition costs	4,516	—
Other, net	1,563	487
Changes in assets and liabilities:
Trade receivables, net	8,747	(39,625)
Inventories	(47,403)	(58,882)
Prepaid expenses and other current assets and income taxes	(16,356)	(7,727)
Other assets	(1,029)	(392)
Accounts payable and accrued liabilities	14,782	49,947
Payable to growers	30,008	17,987
Other liabilities	(8,646)	1,823

Net cash provided by (used in) operating activities	(23,540)	16,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	1,251	9
Purchases of property, plant and equipment	(40,564)	(15,195)
Deposits of restricted cash	—	(21,406)
Proceeds from restricted cash	9,413	—
Other, net	168	250

Net cash used in investing activities	(29,732)	(36,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of revolving line of credit under the Secured Credit Facility, net	98,400	25,069
Proceeds from issuance of long-term debt	—	21,200
Forbearance fees	(3,241)	—
Payment of long-term debt and notes payable	(31,686)	(30,085)
Dividends paid	(1,983)	(2,967)
Excess tax benefit from stock option transactions	(7)	1,906
Purchase of treasury stock	(2,898)	(1,725)
Other, net	(738)	2,579

Net cash provided by financing activities	57,847	15,977

Effect of exchange rate changes on cash	(95)	56
Net increase (decrease) in cash and cash equivalents	4,480	(4,101)
Cash and cash equivalents:
Beginning of period	3,112	5,642

End of period	$7,592	$1,541

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,498	$16,281
Income taxes	8,167	7,956
Non-cash investing activity:
Accrued capital expenditures	1,240	2,851
Capital leases	6,441	5,376

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended April 30, 2012 and 2011 (Restated)

(In thousands, except share and per share information unless otherwise noted)

(Unaudited)

(1) Organization and Basis of Presentation

Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In September 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. In March 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand® to Diamond’s existing portfolio of leading brands in the snack industry. Diamond sells its products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels. Sales to the Company’s largest customer accounted for approximately 18.5% and 18.4% of total net sales for the three and nine months ended April 30, 2012 and 15.3% and 15.6% of total net sales for the three and nine months ended April 30, 2011, respectively. Sales to the second largest customer accounted for approximately 14.5% and 11.3% of total net sales for the three and nine months ended April 30, 2012 and 12.4% and 10.3% of total net sales for the three and nine months ended April 30, 2011, respectively.

The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended July 31, 2011 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition at April 30, 2012, the results of the Company’s operations for the three and nine months ended April 30, 2012 and 2011, and cash flows for the nine months ended April 30, 2012 and 2011. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended July 31, 2011. Operating results for the three and nine months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ended July 31, 2012.

Total comprehensive loss was $36.1 million and $56.3 million for the three and nine months ended April 30, 2012. Total comprehensive income was $15.1 million and $40.8 million for the three and nine months ended April 30, 2011.

Certain prior period amounts have been reclassified to conform to the current period presentation. The line items within the consolidated statement of cash flows that include reclassifications are presented in Note 13 of the Notes to Condensed Consolidated Financial Statements.

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

The Company transacts business in foreign currencies and has international sales denominated in foreign currencies, subjecting the Company to foreign currency risk. If appropriate, the Company enters into foreign currency derivative contracts, generally with monthly maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The Company does not use foreign currency derivative contracts for speculative or trading purposes. On the date a foreign currency hedging contract is entered into, the Company may designate the contract as a hedge, for a forecasted transaction, of the variability of cash flows to be received (“cash flow hedge”). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to anticipated transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Effective changes in derivative contracts designated and qualifying as cash flow hedges of forecasted revenue are reported in other comprehensive income. These gains and losses are reclassified into interest income or expense, as a component of revenue, in the same period as the hedged revenue is recognized. The Company includes time value in the assessment of effectiveness of the foreign currency derivatives. The ineffective portion of the hedge is recorded in interest expense or income. There were no foreign currency contracts outstanding as of April 30, 2012. No hedge ineffectiveness for foreign currency derivatives was recorded for the three and nine months ended April 30, 2012.

In July 2010, the Company entered into three interest rate swap agreements in accordance with Company policy to mitigate the impact of London Interbank Offered Rate (“LIBOR”) based interest expense fluctuations on Company profitability. These swap agreements, with a total hedged notional amount of $100 million, were entered into to hedge future interest payments associated with a portion of the Company’s variable rate bank debt. The Company has designated these swaps as hedges of future cash flows associated with its variable rate debt. All effective changes in the fair value of the designated swaps are recorded in other comprehensive income (loss) and are released to interest income or expense as the underlying transaction occurs. Ineffective changes, if any, are recognized in interest income or expense immediately. For the three and nine months ended April 30, 2012, the Company recognized other comprehensive income of $0.2 million and $0.4 million based on the change in fair value of the swap agreements; no hedge ineffectiveness for these swap agreements was recognized in interest income or expense over the same period.

The fair values of the Company’s derivative instruments as of April 30, 2012, July 31, 2011 and April 30, 2011 were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		4/30/12	7/31/11	4/30/11
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable and accrued liabilities	$(180)	$(581)	$(639)
Interest rate contracts	Other liabilities	—	(4)	(74)
Foreign currency contracts	Accounts payable and accrued liabilities	—	—	(110)

Total derivatives designated as hedging instruments under ASC 815		(180)	(585)	(823)

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency contracts	Accounts payable and accrued liabilities	—	(11)	(46)

Total derivatives		$(180)	$(596)	$(869)

The effect of the Company’s derivative instruments on the Consolidated Statements of Operations for the three months ended April 30, 2012 and 2011 is summarized below:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	4/30/12	4/30/11		4/30/12	4/30/11		4/30/12	4/30/11
Interest rate contracts	$(22)	$(222)	Interest expense	$(178)	$(175)	Interest expense	$—	$—
Foreign currency contracts	—	(119)	Net sales	—	(113)	Net sales	—	—

Total	$(22)	$(341)		$(178)	$(288)		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		4/30/12	4/30/11
Foreign currency contracts	Interest expense	$—	$(33)

Total		$—	$(33)

The effect of the Company’s derivative instruments on the Consolidated Statements of Operations for the nine months ended April 30, 2012 and 2011 is summarized below:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	4/30/12	4/30/11		4/30/12	4/30/11		4/30/12	4/30/11
Interest rate contracts	$(146)	$(574)	Interest expense	$(548)	$(532)	Interest expense	$—	$—
Foreign currency contracts	—	(215)	Net sales	—	(117)	Net sales	—	—

Total	$(146)	$(789)		$(548)	$(649)		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		4/30/12	4/30/11
Foreign currency contracts	Interest expense	$(10)	$(108)

Total		$(10)	$(108)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative liabilities measured at fair value on a recurring basis were $0.2 million and $0.6 million as of April 30, 2012 and July 31, 2011. The Company has elected to use the income approach to value the derivative liabilities, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Average expected life, in years	6	6	6	6
Expected volatility	53.53%	41.39%	48.41%	41.87%
Risk-free interest rate	1.19%	2.52%	1.20%	2.13%
Dividend rate	0.00%	0.33%	0.26%	0.37%

The following table summarizes stock option activity during the nine months ended April 30, 2012:

	Number of Shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2011	1,771	$27.34
Granted	311	78.45
Exercised	(1)	27.94
Cancelled	(45)	60.99

Outstanding at April 30, 2012	2,036	34.41	5.9	$3,643

Exercisable at April 30, 2012	1,400	22.59	4.5	3,613

The weighted average fair value per share of stock options granted during the three and nine months ended April 30, 2012 was $11.33 and $32.29, respectively. The weighted average fair value per share of stock options granted during the three and nine months ended April 30, 2011 was $21.85 and $16.90, respectively. The fair value per share of stock options vested during the three and nine months ended April 30, 2012 was $20.47 and $17.27, respectively. The fair value per share of stock options vested during the three and nine months ended April 30, 2011 was $11.78 and $13.57, respectively.

Changes in the Company’s nonvested stock options during the nine months ended April 30, 2012 are summarized as follows:

	Number of Shares (in thousands)	Weighted average grant date fair value per share
Nonvested at July 31, 2011	536	$18.09
Granted	311	32.29
Vested	(166)	17.27
Cancelled	(45)	25.05

Nonvested at April 30, 2012	636	24.76

As of April 30, 2012, there was approximately $14.7 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 5.6 years.

Restricted Stock Awards: Restricted stock and restricted stock unit activity during the nine months ended April 30, 2012 is summarized as follows:

	Restricted Stock		Restricted Stock Units
	Number of Shares (in thousands)	Weighted average grant date fair value per share	Number of Shares (in thousands)	Weighted average grant date fair value per share
Outstanding at July 31, 2011	393	$32.96	—	$—
Granted	132	47.94	16	74.62
Vested	(119)	27.61	—	—
Cancelled	(21)	51.64	(2)	74.62

Outstanding at April 30, 2012	385	38.71	14	74.62

The weighted average fair value per share of restricted stock granted during the three and nine months ended April 30, 2012 was $24.00 and $47.94, respectively. The weighted average fair value per share of restricted stock granted during the three and nine months ended April 30, 2011 was $49.03 and $41.77, respectively. The weighted average fair value per share of restricted stock vested during the three and nine months ended April 30, 2012 was $50.31 and $27.61, respectively. The weighted average fair value per share of restricted stock vested during the three and nine months ended April 30, 2011 was $29.92 and $23.54, respectively. The total intrinsic value of restricted stock vested in the three and nine months ended April 30, 2012 was $0.2 million and $7.4 million, respectively. The total intrinsic value of restricted stock vested in the three and nine months ended April 30, 2011 was $1.6 million and $5.0 million, respectively.

As of April 30, 2012, there was $11.9 million of unrecognized compensation expense related to nonvested restricted stock, which is expected to be recognized over a weighted average period of 3.8 years. As of April 30, 2012, there was $1.0 million of unrecognized compensation expense related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of 4.5 years.

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

The computations for basic and diluted earnings per share are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(44,017)	$3,351	$(53,400)	$23,733
Less: income allocated to participating securities	—	(59)	—	(425)

Income (loss) attributable to common shareholders—basic	(44,017)	3,292	(53,400)	23,308
Add: undistributed income attributable to participating securities	—	42	—	372
Less: undistributed income reallocated to participating securities	—	(41)	—	(363)

Income (loss) attributable to common shareholders—diluted	$(44,017)	$3,293	$(53,400)	$23,317

Denominator:
Weighted average shares outstanding—basic	21,752	21,604	21,676	21,563
Dilutive shares—stock options	—	728	—	556

Weighted average shares outstanding—diluted	21,752	22,332	21,676	22,119

Income (loss) per share attributable to common shareholders (1):
Basic	$(2.02)	$0.15	$(2.46)	$1.08
Diluted	$(2.02)	$0.15	$(2.46)	$1.05

(1)	Computations may reflect rounding adjustments.

As the Company was in a loss position for the three and nine months ended April 30, 2012, stock options outstanding of 820,372 and 364,553, respectively, were excluded in the computation of diluted earnings per share as their effect would be antidilutive. Options to purchase 10,000 and 17,000 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $54.67 and $48.83 for the three and nine months ended April 30, 2011 and therefore their effect would be antidilutive.

(6) Balance Sheet Items

Inventories consisted of the following:

	April 30, 2012	July 31, 2011	April 30, 2011
Raw materials and supplies	$104,958	$64,060	$108,229
Work in process	24,329	25,031	28,950
Finished goods	71,650	64,443	67,535

Total	$200,937	$153,534	$204,714

Accounts payable and accrued liabilities consisted of the following:

	April 30, 2012	July 31, 2011	April 30, 2011
Accounts payable	$87,753	$74,471	$84,758
Accrued promotion	27,724	27,358	28,856
Accrued salaries and benefits	12,772	16,616	13,370
Accrued taxes	3,331	4,099	4,213	(1)
Other	10,802	6,609	7,171	(2)

Total	$142,382	$129,153	$138,368

(1)	Accrued taxes were previously included within Other and have been reclassified to a separate line.
(2)	The current and long term portion of capital leases are reflected in Accounts payable and accrued liabilities and Other liabilities, respectively, on the Consolidated Balance Sheets.

(7) Intangible Assets and Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance as of July 31, 2010	$403,264
Translation adjustments	8,947

Balance as of April 30, 2011	$412,211

Balance as of July 31, 2011	$409,735
Translation adjustments	(1,660)

Balance as of April 30, 2012	$408,075

As of April 30, 2012, Diamond performed step 1 of the goodwill impairment analysis by comparing the estimated fair value of our single reporting unit in relation to our market capitalization including an estimate for a control premium. Goodwill was determined not to be impaired.

Other intangible assets consisted of the following:

	April 30, 2012	July 31, 2011	April 30, 2011
Brand intangibles (not subject to amortization)	$300,594	$301,148	$301,975
Intangible assets subject to amortization:
Customer contracts and related relationships	162,786	163,786	165,256

Total other intangible assets, gross	463,380	464,934	467,231

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(20,104)	(14,079)	(12,112)

Total other intangible assets, net	$443,276	$450,855	$455,119

Identifiable intangible asset amortization expense for each of the five succeeding years will amount to approximately $8.1 million and will approximate $2.0 million for the remainder of fiscal 2012.

(8) Credit Facilities and Long-Term Obligations

In February 2010, Diamond entered into an agreement with a syndicate of lenders to replace its prior credit facility with a five-year $600 million secured credit facility (the “Secured Credit Facility”). As of April 30, 2012, the Secured Credit Facility consisted of a $285 million revolving credit facility, of which $260 million was outstanding, and a $400 million term loan facility, of which $320 million was outstanding. Since the inception of the Secured Credit Facility, the syndicate of lenders has approved two requests to increase the revolving credit facility of the Secured Credit Facility: in March 2011, the revolving credit facility was increased from $200 million to $235 million to fund increased working capital requirements, and in August 2011, the revolving credit facility was increased from $235 million to $285 million to accommodate spending related to the proposed Pringles merger and to increase general liquidity. In both cases, the terms of the revolving credit facility were not changed. On the term loan, scheduled principal payments were $40 million for fiscal 2012 and each of the succeeding two years (due quarterly), and $10 million for each of the first two quarters in fiscal 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. Through February 15, 2012, borrowings under the Secured Credit Facility initially bear interest, at Diamond’s option, at either a fluctuating rate per annum (the “Base Rate”) plus a margin of 2.50%, or the LIBOR rate, plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio, which is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). From February 16 through March 21, 2012, borrowings under the Secured Credit Facility bear interest at the LIBOR rate plus 3.50%; from March 22 through April 30, 2012, borrowings under the Secured Credit Facility bear interest at the LIBOR rate plus 4.25%. For the three months and nine months ended April 30, 2012, the blended interest rate was 4.3% and 3.9%, respectively, for the Company’s consolidated borrowings. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility.

In December 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan with respect to the Beloit, Wisconsin plant expansion (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $19.1 million was outstanding as of April 30, 2012. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan is being used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account. Withdrawals from the escrow account were restricted to reimburse, dollar-for-dollar, approved expenditures directly related to equipment purchases. As the cash is being used to purchase non-current assets, such restricted cash is classified as non-current on the balance sheet. The Guaranteed Loan also provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. Initially, there was a limit to the debt to EBITDA ratio to no more than 4.35 to 1.00, and the fixed charge coverage ratio to no less than 1.05 to 1.00. As a result of the errors identified causing the restatement of the consolidated financial statements, Diamond was in default with certain financial and reporting covenants, which non-compliance was waived as of July 31, 2012. In addition, the financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment, as defined below.

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

As of April 30, 2012, the Company’s Secured Credit Facility debt to EBITDA ratio was limited to no more than 3.75 to 1.00 and the fixed charge coverage ratio to no less than 1.10 to 1.00. As a result of the errors identified causing the restatement of our consolidated financial statements, Diamond was non-compliant with certain financial and reporting covenants, which non-compliance was waived as a result of the Waiver and Third Amendment to the Secured Credit Facility (the “Third Amendment”). Please refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for information regarding the Forbearance agreement and the Third Amendment.

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

Please refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for information regarding developments related to the Company’s recapitalization.

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

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended April 30,		Nine Months Ended April 30,		Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$25	$20	$73	$60	$15	$17	$46	$49
Interest cost	328	312	992	944	26	26	78	80
Expected return on plan assets	(283)	(257)	(850)	(773)	—	—	—	—
Amortization of prior service cost	4	4	12	11	—	—	—	—
Amortization of net loss / (gain)	190	151	586	482	(192)	(198)	(578)	(596)

Net periodic benefit cost / (income)	$264	$230	$813	$724	$(151)	$(155)	$(454)	$(467)

The Company recognized defined contribution plan expenses of $0.4 million and $1.4 million for the three and nine months ended April 30, 2012 and $0.4 million and $1.1 million for the three and nine months ended April 30, 2011, respectively. The Company expects to contribute approximately $1.8 million to the defined contribution plan during fiscal 2012.

(10) Income Taxes

During the nine months ended April 30, 2012, the Company concluded a tax ruling with the United Kingdom tax authorities. This resulted in a net tax benefit for the period of $5.6 million, attributable to the reversal of the Company’s unrecognized tax benefit related to this event.

During the three months ended April 30, 2012, the Company recorded the effect of a tax valuation allowance charge. In accordance with GAAP, the Company regularly evaluates the need for a valuation allowance for its deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making this assessment, significant weight was given to evidence that could be objectively verified such as recent operating results and less consideration was given to less objective indicators such as future earnings projections. As a result of its most recent evaluation and after consideration of positive and negative evidence, including the recent history of losses in the current fiscal year, the Company recorded a valuation allowance of $27.6 million in the three months ended April 30, 2012.

(11) Contingencies

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

Delaware Derivative Litigation

On June 27, 2012, two putative shareholder derivative lawsuits, Board of Trustees of City of Hialeah Employees’ Retirement System v. Mendes, et al. and Lucia v. Mendes et al., were filed in the Delaware Chancery Court purportedly on behalf of Diamond and naming certain current and former executive officers and members of the Company’s board of directors as individual defendants. On August 7, 2012 the court consolidated these actions as In re Diamond Foods, Inc. Derivative Litigation and appointed co-lead counsel. Plaintiffs filed their consolidated complaint on September 19, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants. The suit is based on essentially the same allegations as those in the federal securities action and the federal and California derivative litigation and purport to set forth claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and breach of the duty of loyalty. The suit seeks recovery of unspecified damages allegedly sustained by Diamond, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, equitable and/or injunctive relief, to recover plaintiffs’ attorney’s fees and other relief.

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

(12) Subsequent Events

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

(13) Restatement of Consolidated Financial Statements

Walnut Correction

Subsequent to the issuance of the fiscal 2011 consolidated financial statements, the Audit Committee initiated an independent investigation into walnut grower payments made subsequent to fiscal years end 2011 and 2010, of approximately $61.5 million (the “Momentum Payments”) and $20.8 million (the “Continuity Payments”), respectively. The Company previously accounted for those walnut grower payments as expenses in the fiscal years when the payments were made (fiscal 2012 and fiscal 2011, respectively), reflecting the payments as pre-payments for the walnut crop to be delivered in the respective fiscal years. As a result of an evaluation of the substance of information obtained in this investigation we determined that the Momentum Payments and Continuity Payments related to the prior year walnut crops and such payments were not accounted for in the correct periods. The Company and Audit Committee concluded that the original accounting for the walnut grower payments in fiscal 2011 and fiscal 2010 was not sufficiently supported and was not based on consideration of all relevant information available at the time. Accordingly, the nine months ended April 30, 2011 was affected for the remaining July 31, 2010 walnut inventories that were sold during the period.

Fiscal 2011 Quarterly Walnut Estimate Correction

The Company’s original walnut cost estimate used for the period ended April 30, 2011, was not sufficiently supported and was not based on consideration of all relevant information available at the time. We have determined that the contemporaneously available relevant information supports a correction of the original walnut cost estimate in this period. The effect of correcting this error for the period ended April 30, 2011 is summarized below. The corrections summarized below include consideration of the income tax effect of the restatement adjustments.

For the three and nine months ended April 30, 2011, the corrected walnut costs increased cost of sales by $10.2 million and $25.3 million, respectively. Inventories and payables to growers for the nine months ended April 30, 2011, increased by $15.2 million and $58.8 million, respectively.

Accounts Payable and Accrued Expenses Correction

Subsequent to the issuance of the consolidated financial statement for the fiscal year ended July 31, 2011, an invoice for services related to the then-pending Pringles merger was identified as not properly accrued for as of July 31, 2011. In response to this information, the Company performed an extensive review of vendor invoices and supporting documentation to determine whether other unrecorded liabilities existed for the interim and annual periods within the fiscal year ended July 31, 2011. The review identified certain expenses that were not properly reflected in accounts payable and accrued liabilities as of July 31, 2011 and for the interim periods ended April 30, 2011. Accordingly, we restated net income with a decrease of $0.2 million and $0.1 million for the three and nine months ended April 30, 2011, respectively, to correct accounts payable and accrued liabilities and related expenses or capitalized costs. The effect of correcting this error for the period ended April 30, 2011 is summarized below. The corrections summarized below include consideration of the income tax effect of the restatement adjustments.

Other Corrections

In addition to the restatements described above, the Company has made other corrections, some of which were previously identified, but were not corrected because management had determined they were not material, individually or in the aggregate, to our consolidated financial statements. These corrections related to stock-based compensation, foreign currency translation, timing of prepaid and expense recognition, capital lease designation, pecan inventory valuation, and deferred income tax. The Company also determined that a pecan inventory purchase price variance related to the second quarter of fiscal 2011 that had been previously recorded as an out of period adjustment in the third quarter of fiscal 2011 should be corrected. The Company has corrected this amount by decreasing pecan inventories by $3.0 million and increasing cost of sales by $3.0 million in the second quarter of fiscal 2011 to properly reflect the purchase price variance in the second quarter. The effect of correcting this error for the period ended April 30, 2011 is summarized below. The corrections summarized below include consideration of the income tax effect of the restatement adjustments.

Additionally, the Company has corrected certain disclosures, the most significant of which are discussed below:

•

Expected volatility assumptions used in the Black-Scholes model for the three and nine months ended April 30, 2011 were previously reported as 37.00% and 37.00%, respectively, and were restated to 41.39% and 41.87%, respectively. This change impacted several disclosures in Note 4 of the Notes to Condensed Consolidated Financial Statements. The weighted average fair value per share of options granted during the three and nine months ended April 30, 2011 was previously reported as $20.02 and $15.13, respectively, and restated to $21.85 and $16.90, respectively. The fair value per share of stock options vested during the three and nine months ended April 30, 2011 was previously reported as $12.14 and $10.65, respectively, and was restated to $11.78 and $13.57, respectively. Finally, the change in expected volatility impacted the calculation of diluted shares for the three and nine months ended April 30, 2011 resulting in a decrease from 22,341 and 22,128 previously reported, respectively, to 22,332 and 22,119 as restated, respectively.

•

In Note 9 of the Notes to the Condensed Consolidated Financial Statements, the defined contribution plan expenses for the three and nine months ended April 30, 2011 were previously reported as $0.3 million and $0.7 million respectively, and were restated to $0.4 million and $1.1 million respectively.

The effects of the restatement on the condensed consolidated balance sheet as of April 30, 2011 are summarized in the following table:

	April 30, 2011
	(In thousands, except share and per share information)
	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Correction	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,541	$—	$—	$—	$1,541
Trade receivables, net	105,266	—	—	58	105,324
Inventories	189,532	15,182	—	—	204,714
Deferred income taxes	9,748	—	—	1,721	11,469
Prepaid income taxes	2,600	14,624	(36)	23	17,211
Prepaid expenses and other current assets	9,393	—	—	(26)	9,367

Total current assets	318,080	29,806	(36)	1,776	349,626
Restricted cash	21,406	—	—	—	21,406
Property, plant and equipment, net	120,510	—	1,021	5,376	126,907
Deferred income taxes	4,785	—	—	(4,785)	—
Goodwill	410,034	—	—	2,177	412,211
Other intangible assets, net	455,119	—	—	—	455,119
Other long-term assets	7,366	—	—	194	7,560

Total assets	$1,337,300	$29,806	$985	$4,738	$1,372,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,700	$—	$—	$—	$41,700
Accounts payable and accrued liabilities	137,266	—	1,021	81	138,368
Payable to growers	15,702	58,791	—	—	74,493

Total current liabilities	194,668	58,791	1,021	81	254,561
Long-term obligations	530,669	—	—	—	530,669
Deferred income taxes	141,315	—	—	(1,940)	139,375
Other liabilities	20,218	—	—	6,181	26,399
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,289,111 shares issued and 22,020,989 shares outstanding at April 30, 2011	22	—	—	—	22
Treasury stock, at cost: 268,122 shares at April 30, 2011	(6,775)	—	—	—	(6,775)
Additional paid-in capital	316,020	—	—	924	316,944
Accumulated other comprehensive income	23,655	—	—	(1,061)	22,594
Retained earnings	117,508	(28,985)	(36)	553	89,040

Total stockholders’ equity	450,430	(28,985)	(36)	416	421,825

Total liabilities and stockholders’ equity	$1,337,300	$29,806	$985	$4,738	$1,372,829

The effects of the restatement on the condensed consolidated statement of operations for the quarter ended April 30, 2011 are summarized in the following table:

	Three Months Ended April 30, 2011
	(In thousands, except per share information)
	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Correction	Restated
Net sales	$222,991	$—	$—	$75	$223,066
Cost of sales	163,403	10,162	—	(2,989)	170,576

Gross profit	59,588	(10,162)	—	3,064	52,490
Operating expenses:
Selling, general and administrative	24,178	—	—	51	24,229
Advertising	11,925	—	(202)	—	11,723
Acquisition and integration related expenses	5,932	—	(86)	100	5,946

Total operating expenses	42,035	—	(288)	151	41,898

Income from operations	17,553	(10,162)	288	2,913	10,592
Interest expense, net	5,941	—	—	—	5,941

Income before income taxes	11,612	(10,162)	288	2,913	4,651
Income taxes	3,879	(3,765)	107	1,079	1,300

Net income	$7,733	$(6,397)	$181	$1,834	$3,351

Earnings per share:
Basic	$0.35	$(0.29)	$0.01	$0.08	$0.15
Diluted	$0.34	$(0.28)	$0.01	$0.08	$0.15
Shares used to compute earnings per share:
Basic	21,604	—	—	—	21,604
Diluted	22,341	—	—	(9)	22,332
Dividends declared per share	$0.045	$—	$—	$—	$0.045

The effects of the restatement on the condensed consolidated statement of operations for the nine months ended April 30, 2011 are summarized in the following table:

	Nine Months Ended April 30, 2011
	(In thousands, except per share information)
	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Correction	Restated
Net sales	$733,149	$—	$—	$(1,177)	$731,972
Cost of sales	539,109	25,339	—	(54)	564,394

Gross profit	194,040	(25,339)	—	(1,123)	167,578
Operating expenses:
Selling, general and administrative	71,292	—	(130)	408	71,570
Advertising	34,362	—	—	—	34,362
Acquisition and integration related expenses	7,368	—	—	180	7,548

Total operating expenses	113,022	—	(130)	588	113,480

Income from operations	81,018	(25,339)	130	(1,711)	54,098
Interest expense, net	18,050	—	—	—	18,050

Income before income taxes	62,968	(25,339)	130	(1,711)	36,048
Income taxes	21,301	(8,710)	60	(336)	12,315

Net income	$41,667	$(16,629)	$70	$(1,375)	$23,733

Earnings per share:
Basic	$1.90	$(0.76)	$0.00	$(0.06)	$1.08
Diluted	$1.85	$(0.74)	$0.00	$(0.06)	$1.05
Shares used to compute earnings per share:
Basic	21,563	—	—	—	21,563
Diluted	22,128			(9)	22,119
Dividends declared per share	$0.135	$—	$—	$—	$0.135

The effects of the restatement on the condensed consolidated statement of cash flows for the nine months ended April 30, 2011 are summarized in the following table:

	Nine Months Ended April 30, 2011
	(In thousands)
	Previously Reported	Walnut Corrections	Accounts Payable and Accrued Expenses Correction	Other Correction	Reclassifications	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,667	$(16,629)	$70	$(1,375)	$—	$23,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,299	—	—	—	—	22,299
Deferred income taxes	2,849	—	—	—	—	2,849
Excess tax benefit from stock option transactions	(2,266)	—	—	360	—	(1,906)
Stock-based compensation	5,097	—	—	518	—	5,615
Other, net	487	—	—	—	—	487
Changes in assets and liabilities:
Trade receivables, net	(39,713)	—	—	88	—	(39,625)
Inventories	(46,127)	(12,701)	—	(54)	—	(58,882)
Prepaid expenses and other current assets and income taxes	2,999	(8,710)	60	(2,076)	—	(7,727)
Other assets	—	—	—	—	(392)	(392)
Accounts payable and accrued liabilities	47,178	—	(130)	2,899	—	49,947
Payable to growers	(20,053)	38,040	—	—	—	17,987
Other liabilities	—	—	—	—	1,823	1,823
Other, net	1,431	—	—	—	(1,431)	—

Net cash provided by operating activities	15,848	—	—	360	—	16,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	259	—	—	—	(250)	9
Purchases of property, plant and equipment	(15,195)	—	—	—	—	(15,195)
Deposits of restricted cash	(21,406)	—	—	—	—	(21,406)
Other, net	—	—	—	—	250	250

Net cash used in investing activities	(36,342)	—	—	—	—	(36,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of revolving line of credit under the Secured Credit Facility, net	25,069	—	—	—	—	25,069
Proceeds from issuance of long-term debt	21,200	—	—	—	—	21,200
Payment of long-term debt and notes payable	(30,085)	—	—	—	—	(30,085)
Dividends paid	(2,967)	—	—	—	—	(2,967)
Excess tax benefit from stock option transactions	2,266	—	—	(360)	—	1,906
Purchase of treasury stock	—	—	—	—	(1,725)	(1,725)
Other, net	854	—	—	—	1,725	2,579

Net cash used in financing activities	16,337	—	—	(360)	—	15,977

Effect of exchange rate changes on cash	56	—	—	—	—	56
Net decrease in cash and cash equivalents	(4,101)	—	—	—	—	(4,101)
Cash and cash equivalents:
Beginning of period	5,642	—	—	—	—	5,642

End of period	$1,541	$—	$—	$—	$—	$1,541

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,281	$—	$—	$—	$—	$16,281
Income taxes	7,956	—	—	—	—	7,956
Non-cash investing activities:
Accrued capital expenditures	1,830	—	1,021	—	—	2,851
Capital lease	—	—	—	5,376	—	5,376

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

As discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, we have restated our previously issued condensed consolidated financial statements as of and for the three and nine months ended April 30, 2011, accordingly the following has been revised for the effects of the restatement.

Results of Operations

Net sales were $207.7 million and $757.4 million for the three and nine months ended April 30, 2012. Net sales were $223.1 million and $732.0 million for the three and nine months ended April 30, 2011. The decrease in net sales for the three months ended April 30, 2012 was primarily due to decreased international sales. The increase in net sales for the nine months ended April 30, 2012 was primarily due to increased snack and culinary sales. Higher pricing, net of promotional spending, was reflected across all channels as we increased pricing to offset higher input costs. The impact of foreign exchange on our net sales for the three and nine months ended April 30, 2012 and 2011 was not significant.

Net sales by channel (in thousands):

	Three Months ended April 30,		% Change from 2011 to 2012	Nine Months ended April 30,		% Change from 2011 to 2012
	2012	2011		2012	2011
Snack	$147,653	$134,799	9.5%	$446,593	$406,039	10.0%
Culinary and Retail In-shell	49,127	46,983	4.6%	241,916	217,884	11.0%

Total Retail	196,780	181,782	8.3%	688,509	623,923	10.4%

International Non-Retail	4,174	31,368	-86.7%	46,643	89,176	-47.7%
North American Ingredient/Food Service and Other	6,731	9,916	-32.1%	22,277	18,873	18.0%

Total Non-Retail	10,905	41,284	-73.6%	68,920	108,049	-36.2%

Total Net Sales	$207,685	$223,066	-6.9%	$757,429	$731,972	3.5%

For the three and nine months ended April 30, 2012, the growth in snack products was driven by favorable pricing and increased volume across all brands, partially offset by increased promotional spending. The increase in culinary and retail in-shell sales was driven by price increases, offset by a volume decline of 4% for the nine months ended April 30, 2012. International non-retail sales decreased for the three and nine months ended April 30, 2012 mainly as a result of volume declines attributable to a smaller crop and a decrease in contracted deliveries. North American ingredient/food service and other sales decreased for the three months ended April 30, 2012 mainly due to lower volume and increased for the nine months ended April 30, 2012 as a result of additional walnut inventory on hand as of July 31, 2011 as compared to the prior year, allowing for higher sales volume ahead of the 2011 crop. As the number of contracted walnut growers and delivered pounds have decreased in fiscal 2012, the reduction in available walnut supply for the Company has contributed to a decline in net sales and net income for the Company.

Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart) represented approximately18.5% and 18.4% of total net sales for the three and nine months ended April 30, 2012 and 15.3% and 15.6% of total net sales for the three and nine months ended April 30, 2011. Sales to our second largest customer accounted for approximately 14.5% and 11.3% of total net sales for the three and nine months ended April 30, 2012 and 12.4% and 10.3% of total net sales for the three and nine months ended April 30, 2011.

Gross profit. Gross profit as a percentage of net sales was 16.5% and 18.1% for the three and nine months ended April 30, 2012 and was 23.5% and 22.9% for the three and nine months ended April 30, 2011. Gross profit as a percentage of net sales reflects higher commodity costs, particularly for walnuts, partially offset by price increases taken in response to those rising costs.

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $33.3 million and $97.0 million for the three and nine months ended April 30, 2012 and $24.2 million and $71.6 million for the three and nine months ended April 30, 2011. Selling, general and administrative expenses as a percentage of net sales were 16.0% and 12.8% for the three and nine months ended April 30, 2012 and 10.9% and 9.8% for the three and nine months ended April 30, 2011. The increase in expense was primarily due to costs incurred as a result of the audit committee investigation and related lawsuits. The three months ended April 30, 2012 also included costs incurred for retention and severance plans, consulting services, and increased stock compensation costs resulting from new grants and changes in volatility assumptions.

Advertising. Advertising expenses were $7.2 million and $31.6 million for the three and nine months ended April 30, 2012 and $11.7 million and $34.4 million for the three and nine months ended April 30, 2011. Advertising expenses as a percentage of net sales were 3.5% and 4.2% for the three and nine months ended April 30, 2012 and 5.3% and 4.7% for the three and nine months ended April 30, 2011. Advertising expenses for the three and nine months ended April 30, 2012 decreased primarily due to programs cancelled during the three months ended April 30, 2012 in an effort to reduce costs.

Acquisition and integration related expenses. Acquisition and integration related expenses include items such as transaction related legal and consulting fees, as well as business and systems integration costs. For the three months ended April 30, 2012 these expenses also included contract termination costs related to facilities and software that were no longer needed due to the termination of the Pringles merger. Acquisition and integration related expenses associated with the proposed Pringles merger were $11.3 million and $40.6 million for the three and nine months ended April 30, 2012. Acquisition and integration related expenses were $5.9 million and $7.5 million for the three and nine months ended April 30, 2011.

Interest expense, net. Net interest expense was $7.7 million and $19.9 million for the three and nine months ended April 30, 2012 and $5.9 million and $18.1 million for the three and nine months ended April 30, 2011. Net interest expense as a percentage of net sales was 3.7% and 2.6% for the three and nine months ended April 30, 2012 and 2.7% and 2.5% for the three and nine months ended April 30, 2011. The increase is primarily due to the forbearance fee of 0.25% paid to our lenders. Further details are included in the discussion below under “Liquidity and Capital Resources.”

Income taxes. The effective tax rate for the three and nine months ended April 30, 2012 was approximately (74.2)% and (3.3)%. The effective tax rate for the three and nine months ended April 30, 2011 was approximately 28.0% and 34.2%. During the nine months ended April 30, 2012, we concluded a tax ruling with the United Kingdom tax authorities. This resulted in a net tax benefit for the period of $5.6 million, attributable to the reversal of our unrecognized tax benefit related to this event.

During the three months ended April 30, 2012, the Company recorded the effect of a tax valuation allowance charge. In accordance with generally accepted accounting principles, the Company regularly evaluates the need for a valuation allowance for its deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making this assessment, significant weight was given to evidence that could be objectively verified such as recent operating results and less consideration was given to less objective indicators such as future earnings projections. As a result of its most recent evaluation and after consideration of positive and negative evidence, including the recent history of losses in the current fiscal year, the Company recorded a valuation allowance of $27.6 million in the three months ended April 30, 2012.

Proposed Pringles Merger Terminated

On April 5, 2011, Diamond entered into a definitive agreement with The Procter & Gamble Company (“P&G”) to merge P&G’s Pringles business into the Company; on February 15, 2012, Diamond and P&G mutually agreed to terminate this proposed merger. No “break-up” fee or other fees were paid in connection with the termination, which included a mutual release. In fiscal 2012, the Company recorded acquisition related expenses associated with the Pringles termination of $7.0 million, the majority of which were previously capitalized in fiscal 2011 and primarily included contract termination costs related to facilities and software that were no longer needed due to the termination of the merger.

Liquidity and Capital Resources

Our liquidity is dependent upon funds generated from operations and external sources of financing.

During the nine months ended April 30, 2012, cash used in operating activities was $23.5 million compared to $16.2 million of cash provided by operating activities for the nine months ended April 30, 2011. The increase in cash used in operating activities was primarily due to significant expenditures related to acquisition, integration, and investigation related activities and higher walnut costing. Cash used in investing activities was $29.7 million during the nine months ended April 30, 2012 compared to $36.3 million for the nine months ended April 30, 2011. The lower cash used in investing activities for the nine months ended April 30, 2012 was primarily due to the completion of our Beloit, Wisconsin plant expansion, which was partially funded by the restricted cash received in fiscal 2011. Cash provided by financing activities during the nine months ended April 30, 2012 was $57.8 million compared to $16.0 million for the nine months ended April 30, 2011. The cash provided by financing activities was primarily attributable to increased borrowings under the revolving credit facility.

In February 2010, we entered into an agreement with a syndicate of lenders to replace our prior credit facility with a five-year $600 million secured credit facility (the “Secured Credit Facility”). As of April 30, 2012, our Secured Credit Facility consists of a $285 million revolving credit facility, of which $260 million was outstanding, and a $400 million term loan facility, of which $320 million was outstanding. Since the inception of the Secured Credit Facility, the syndicate of lenders has approved two requests to increase the revolving credit facility of the Secured Credit Facility: in March 2011, the revolving credit facility was increased from $200 million to $235 million to fund increased working capital requirements, and in August 2011, the revolving credit facility was increased from $235 million to $285 million to accommodate spending related to the proposed Pringles merger and to increase general liquidity. In both cases, the terms of the revolving credit facility were not changed. On the term loan, scheduled principal payments were $40 million for fiscal 2012 and each of the succeeding two years (due quarterly), and $10 million for each of the first two quarters in fiscal 2015, with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on the fifth anniversary of initial funding. Through February 15, 2012, borrowings under the Secured Credit Facility initially bear interest, at our option, at either a fluctuating rate per annum (the “Base Rate”) plus a margin of 2.50%, or the London Interbank Offered Rate (“LIBOR”), plus a margin for LIBOR loans ranging from 2.25% to 3.50%, based on the consolidated leverage ratio, which is defined as the ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). From February 16 through March 21, 2012, borrowings under the Secured Credit Facility bear interest at the LIBOR rate plus 3.50%; from March 22 through April 30, 2012, borrowings under the Secured Credit Facility bear interest at the LIBOR rate plus 4.25%. Substantially all of our tangible and intangible assets are considered collateral security under the Secured Credit Facility.

In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan with respect to our Beloit, Wisconsin plant expansion (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $19.1 million was outstanding as of April 30, 2012. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan is being used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account. Withdrawals from the escrow account were restricted to reimburse, dollar-for-dollar, approved expenditures directly related to equipment purchases. As the cash is being used to purchase non-current assets, such restricted cash is classified as non-current on the balance sheet. The Guaranteed Loan also provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. Initially, there was a limit to our debt to EBITDA ratio to no more than 4.35 to 1.00, and our fixed charge coverage ratio to no less than 1.05 to 1.00. As a result of the errors identified causing the restatement of our consolidated financial statements, we were in default with certain financial and reporting covenants, which non-compliance was waived as of July 31, 2012. In addition, the financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment, as defined below.

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

The Secured Credit Facility and the Securities Purchase Agreement, dated as of May 22, 2012, by and between Diamond and OCM PF/FF Adamantine Holdings, Ltd. (the “Oaktree SPA”), provide for customary affirmative and negative covenants and cross default provisions that may be triggered if we fail to comply with our obligations under our other credit facilities or indebtedness. The Secured Credit Facility and the Oaktree SPA include a covenant that restricts the amount of indebtedness (including capital leases and purchase money obligations for fixed or capital assets), to no more than $25 million. As of April 30, 2012, Diamond exceeded the covenant limit, due to the seven-year equipment lease for our Salem, Oregon plant (the “Kettle US Lease) and the five-year equipment lease for our Norfolk, UK plant (the “Kettle UK Lease”). These defaults were waived, with respect to the Kettle UK Lease on July 27, 2012, and with respect to the Kettle US Lease on August 23, 2012. Additionally, the Secured Credit Facility and the Oaktree SPA were each amended to allow Diamond to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount will be reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Oaktree SPA.

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

Working capital and stockholders’ equity were $60.1 million and $366.5 million at April 30, 2012, compared to $52.4 million and $420.5 million at July 31, 2011, and $95.1 million and $421.8 million at April 30, 2011. The increase in working capital was due to an increase in accounts payable and accrued liabilities as a result of increased walnut costing and costs incurred related to the audit committee investigation, offset by an increase in receivables attributable to increased sales.

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

Contractual Obligations and Commitments

Contractual obligations and commitments at April 30, 2012 were as follows (in millions):

	Payments Due by Period
	Total	Remainder FY 2012	FY 2013 - FY 2014	FY 2015 - FY 2016	Thereafter
Revolving line of credit	$259.7	$—	$—	$259.7	$—
Long-term obligations	624.3	10.4	83.7	234.1	296.1
Interest on long-term obligations (a)	339.9	7.6	85.2	84.0	163.1
Capital leases	12.5	0.5	4.4	4.6	3.0
Operating leases	26.0	1.6	10.5	6.7	7.2
Purchase commitments (b)	97.9	32.7	65.2	—	—
Pension liability (e)	27.3	0.1	5.2	1.5	20.5
Long-term deferred tax liabilities (c)	132.5	—	—	—	132.5
Other long-term liabilities (d)	2.7	0.2	0.9	0.4	1.2

Total	$1,522.8	$53.1	$255.1	$591.0	$623.6

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of April 30, 2012.
(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity of future deliveries, but includes payments to walnut growers for walnuts delivered prior to April 30, 2012, but paid after that date.
(c)	Represents obligations and commitments for the remaining three months of fiscal 2012.
(d)	Primarily relates to intangible assets of Kettle Foods.
(e)	Excludes $0.6 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($3.0 million at April 30, 2012, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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

We perform our annual goodwill impairment test required by ASC 350 as of June 30th of each year. As of April 30, 2012, we also performed an interim goodwill impairment test. Goodwill was determined not to be impaired. In testing goodwill for impairment, we initially compare the estimated fair value of our single reporting unit in relation to our market capitalization including an estimate for a control premium. We have one operating and reportable segment. If the estimated fair value of the reporting unit is less than the carrying value of the reporting unit, we perform an additional step to determine the implied fair value of goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all assets and liabilities and then computing the excess of the reporting units’ fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, the excess represents the amount of goodwill impairment. Accordingly, we would recognize an impairment loss in the amount of such excess.

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

Item 4. Controls and Procedures

In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer, based upon their evaluation as of April 30, 2012, the end of the fiscal quarter covered in this report, concluded that due to material weaknesses in our control environment, walnut grower accounting and accounts payable and accrued expenses accounting as described below, our disclosure controls and procedures were not effective.

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

With respect to changes in our internal control over financial reporting that occurred in the three months ended April 30, 2012, the following changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	In February 2012, we appointed our Interim Chief Executive Officer to replace our former Chief Executive Officer.

•	In February 2012, we appointed our Interim Chief Financial Officer to replace our former Chief Financial Officer.

Otherwise, during the three months ended April 30, 2012, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following are details of repurchases of common stock during the three months ended April 30, 2012:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
Repurchases from February 1—February 29, 2012	—	$—	—	$—
Repurchases from March 1—March 31, 2012	1,857	$23.66	—	$—
Repurchases from April 1—April 30, 2012	1,510	$22.93	—	$—

Total	3,367	$23.33	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.

On February 12, 2012, we granted 73,685 restricted shares of our common stock, for a nominal purchase price of $0.001 per share, to five of our officers in connection with retention agreements between those individuals and Diamond. The restricted shares were subject to vesting, with 40% of the shares vesting on the six-month anniversary of the date of grant and the remainder vesting on the 12-month anniversary of the date of grant.

On March 7, 2012, we granted options to purchase 20,000 shares of our common stock at an exercise price of $24.11 per share, and 9,954 restricted shares of our common stock at a nominal purchase price of $0.001 per share, to two new Board members, pursuant the new Board member equity grant provisions of our 2005 Equity Incentive Plan. The options and restricted shares vest in full on the one-year anniversary of the date of grant.

On March 26, 2012, and April 27, 2012, we granted options to purchase 20,000 shares of our common stock to two Board members, pursuant to the annual option grant provision of our 2005 Equity Incentive Plan. The options vest in full on the one-year anniversary of the date of grant. 10,000 options have an exercise price of $21.20 per share and 10,000 options have an exercise price of $23.61 per share.

These options and restricted shares have not been registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption from registration provided under Section 4(2) of that Act for transactions not involving a public offering. The shares may not be resold absent registration or an applicable exemption from the registration requirements under the Securities Act or other applicable law.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with this 10-Q	Incorporated by reference
Number	Exhibit Title		Form	File No.	Date Filed

10.01	Diamond Foods, Inc. Key Executive Retention Plan		8-K	000-51439	February 24, 2012

10.02	Forbearance Agreement and Second Amendment to Credit Agreement between Diamond Foods, Inc., Bank of America N.A. and the lenders thereto, dated March 21, 2012		8-K	000-51439	March 21, 2012

31.01	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications	X

101.INS*	XBRL Instance Document.	X

101.SCH*	XBRL Taxonomy Extension Schema Document.	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.

Date: November 14, 2012	By:	/s/ Michael Murphy
Michael Murphy
Interim Chief Financial Officer