Form 10-K
period 2012-07-31
Diamond Foods Inc
filed 2012-12-07
CIK 1320947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of January 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $755,699,712 based on the closing sale price as reported on the NASDAQ Stock Market. As of November 30, 2012, there were 22,069,833 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2012 Annual Report on Form 10-K includes forward-looking statements, including statements about our future financial and operating performance and results, business strategy, market price, brand portfolio and performance, our SEC filings, enhancing internal controls and remediating material weaknesses. These forward-looking statements are based on our assumptions, expectations and projections about future events only as of the date of this report, and we make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the SEC. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this report and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. Actual results may differ materially from what we currently expect because of many risks and uncertainties, such as: the possibility that we may be required to file additional periodic reports and financial statements in connection with our restatement disclosures; our leverage, which may make it more difficult for us to respond to changes in our business, markets and industry; possible increased borrowing costs; potential difficulties raising additional capital if needed, and the potential dilutive impact of any such equity capital raising; uncertainty and expense related to litigation and regulatory proceedings; the possibility that our common stock will be delisted from trading on the Nasdaq Stock Market; potential difficulties in signing up growers to new walnut purchase agreements; uncertain availability and cost of walnuts and other raw materials; increasing competition and possible loss of key customers; and general economic and capital markets conditions.

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

•

Non-retail. Our non-retail nut business includes international markets and North American ingredient customers. We market ingredient nuts internationally under the Diamond of California® brand to food processors, restaurants, bakeries and food service companies and their suppliers. Diamond’s institutional and industrial customers use our standard or customer-specified products to add flavor and texture in their product offerings. We also sell in-shell nuts to international markets.

Our net sales were as follows (in millions):

	Year Ended July 31,
	2012	2011	2010
Snack	$605.8	$553.7	$323.6
Culinary and Retail In-shell	292.8	263.2	249.0

Total Retail	898.6	816.9	572.6

International Non-Retail	51.2	119.0	69.2
North American Ingredient/Food Service Other	31.6	30.8	40.5

Total Non-Retail	82.8	149.8	109.7

Total Net Sales	$981.4	$966.7	$682.3

Sales to Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), accounted for approximately 18%, 15% and 17% of our net sales for fiscal 2012, 2011 and 2010, respectively. Sales to Costco Wholesale Corporation accounted for 12%, 11% and 12% of our net sales for fiscal 2012, 2011 and 2010, respectively. No other single customer accounted for more than 10% of our net sales.

Marketing

We believe that our marketing efforts are fundamental to the success of our business. Advertising expenses were $37.9 million in fiscal 2012, $45.0 million in fiscal 2011 and $33.7 million in fiscal 2010. We develop advertising campaigns featuring multiple brands, focusing on building brand awareness and attracting consumers to our offerings.

Our consumer-targeted marketing campaigns include television, print and digital advertisements, coupons, co-marketing arrangements with complementary consumer product companies and cooperative advertising with select retail customers. Our television advertising airs on national network, cable channels and digital media. We design and provide point-of-purchase displays for use by our retail customers. These displays help to merchandize our products in a consistent, eye-catching manner and make our products available for sale in multiple locations in a store, which increases impulse purchase opportunities. Our public relations and event sponsorship efforts are an important component of our overall marketing and brand awareness strategy. We offer samples and support active lifestyle consumers by sponsoring events such as running events. Promotional activities associated with our ingredient/food service products include attending regional and national trade shows, and customer-specific marketing efforts. These promotional efforts highlight our commitment to quality assurance, processing and storage capabilities and product customization.

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

We distribute our products from our production facilities in California, Indiana, Oregon, Wisconsin and Norwich, England, and from leased warehouse and distribution facilities in California, Colorado, Georgia, Illinois, Indiana, New Jersey, Oregon, Wisconsin, Ontario, Canada and Snetterton, England. Our sales administration and logistics departments manage the administration and fulfillment of customer orders. The majority of our products are shipped from our production, warehouse and distribution facilities by contract and common carriers.

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

Raw Materials and Supplies

We obtain our raw materials from domestic and international sources. We currently obtain a majority of our walnuts from growers located in California who have entered into supply contracts with us. We also purchase walnuts from time to time from other growers and walnut processors on the open market. We purchase other nuts from domestic and international processors on the open market. For example, during fiscal 2012, all of the walnuts, peanuts and almonds we obtained were grown in the United States, most of our supply of hazelnuts came from the United States, and our supply of pecans was sourced from the United States and Mexico. With respect to nut types sourced primarily from abroad, we import Brazil nuts from the Amazon basin, cashew nuts from India, Africa, Brazil and Southeast Asia and pine nuts from China and Turkey. Outside of our nut products, we obtain corn from our primary third party co-packer in the United States, with additional sourcing capabilities, if needed, from Argentina. We obtain potatoes from the United States and the United Kingdom, with additional sourcing capabilities, if needed, from Europe.

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

Seasonality

We experience seasonality in our business. Demand for our nut products, particularly in-shell nuts and to a lesser extent culinary nuts, is highest during the months of October, November and December. In sourcing walnuts, we contract directly with growers for their walnut crop. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the year in accordance with our walnut purchase agreements with the growers. We typically receive pecans during the period from October to March, and we pay for our pecan receipts over such period. Generally, we receive and pay for approximately 50% of the corn for popcorn in October, and approximately 50% in March. We contract for potatoes and oil annually and receive and pay for supply throughout the year. Generally, demand for potato chips is highest in the months of June, July and August in the United States and November and December in the United Kingdom. As a result of this seasonality, our personnel, working capital requirements and inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California and Fishers, Indiana facilities associated with the annual walnut harvest and seasonal in-shell and culinary product demand.

Employees

As of July 31, 2012, we had 1,407 full-time employees consisting of 1,082 production and distribution employees, 274 administrative and corporate employees and 51 sales and marketing employees. Our labor requirements typically peak during the last quarter of the calendar year, when we generally use temporary labor to supplement our full-time work force. Our production and distribution employees in the Stockton, California plant are members of the International Brotherhood of Teamsters. We consider relations with our employees to be good.

Available Information

On the Investor Relations page of our Internet website at http://www.diamondfoods.com, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information on our website is not incorporated into this report and is not a part of this report.

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

Risks Related to Our Business

Diamond, and some of our current and former officers and directors, have been named as parties to various lawsuits arising out of or related to Diamond’s restatement of our fiscal 2010 and fiscal 2011 consolidated financial statements, primarily resulting from our accounting for payments to walnut growers related to fiscal 2010 and fiscal 2011, and those lawsuits could adversely affect Diamond, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations and cash flows to suffer.

In November 2011, December 2011 and June 2012, various putative shareholder class action and derivative complaints were filed in federal and state court against Diamond and certain current and former Diamond directors and officers, after we announced that the Audit Committee of the Board of Directors had initiated an investigation into the accounting for certain payments to walnut growers.

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from The Procter & Gamble Company (“P&G”). On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On March 20, 2012, the court appointed a lead plaintiff, and on June 13, 2012, the court appointed lead counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our outside auditor as defendants. The amended complaint purports to allege claims covering the period from October 5, 2010 through February 8, 2012 and seeks compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. On September 28, 2012, Diamond moved to dismiss the action. On November 30, 2012, the court denied Diamond’s motion, allowing the matter to proceed with respect to Diamond and the former executive officers, and dismissed claims against Diamond’s outside auditor with leave to amend.

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

We have been delinquent in the filing of our periodic reports with the SEC and have delayed convening our annual meeting of stockholders, as a result of which we are not in compliance with the rules of the Nasdaq Stock Market and are subject to having our stock delisted from trading on Nasdaq. Nasdaq has approved our common stock for continued listing contingent upon our ability to convene our 2012 annual meeting of stockholders no later than January 14, 2013. There can be no assurance that we will be able to comply with this condition, in which case our common stock may again be subject to delisting by Nasdaq. If our common stock is delisted, there can no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

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

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. In connection with the Audit Committee’s investigation of the accounting for certain payments to walnut growers, and the restatement of our fiscal 2011 and fiscal 2010 consolidated financial statements, we determined that we had material weaknesses in our control environment as of July 31, 2012, as follows:

•

Control Environment — The control environment, which includes the Company’s Code of Conduct and Ethics Policy, is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its employees, and is the foundation for the other components of internal control over financial reporting. Former senior management’s operating style did not result in the open flow of information and communication and set a tone that contributed to an ineffective control environment in which dissemination of information was limited and alternative ideas were not routinely encouraged. This control environment material weakness contributed significantly to the material weaknesses related to walnut grower accounting described below.

•

Walnut Grower Accounting — Former senior management did not document the accounting policies or sufficiently design the processes for walnut grower payments and determination of walnut cost estimates. Further, management did not effectively or consistently communicate the nature and intent of certain prior walnut grower payments throughout the organization, which contributed to prior conflicting communications with growers and incomplete and ineffective communication and flow of information throughout the Company and to those charged with governance. The controls that were in place were not designed to ensure that the annual walnut costs and the quarterly walnut cost estimates and changes in such estimates were sufficiently supported and based on consideration of all relevant information. The controls that were in place were also not designed to provide for appropriate segregation of duties. These factors caused our controls related to accounting for walnut grower payments and quarterly walnut cost estimates to be ineffective for ensuring that walnut costs were recorded correctly within the appropriate period.

•

Accounts Payable and Accrued Expenses — Our controls over invoice processing were improperly designed and were not effective in ensuring that costs were recorded within the appropriate account and period.

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

We process and package our products in several domestic and international facilities and also have co-manufacturing agreements and co-pack arrangements with third parties. A temporary or extended interruption in operations at any of our facilities, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages, raw material shortage or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to lose sales and write off inventory. Any prolonged disruption in the operations of our facilities would have a significant negative impact on our ability to manufacture and package our products on our own and may cause us to seek additional third-party arrangements, thereby increasing production costs. Refer to Note 16 to the Notes to the Consolidated Financial Statements for further discussion on Diamond’s plan to consolidate its manufacturing operations and close its facility in Fishers. These third parties may not be as efficient as we are and may not have the capabilities to process and package some of our products, which could adversely affect sales or operating income. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products.

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

We source walnuts primarily from growers with whom we have entered into walnut purchase agreements of various durations. To the extent contracted growers deliver less supply than we expected or we are unable to renew enough walnut purchase agreements or enter into such agreements with new growers in any particular year, we may not have sufficient walnut supply under contract to satisfy our business requirements, which could have an adverse effect on our sales and our results of operations. To obtain sufficient walnut supply, which represents a significant portion of our cost of goods sold, we may be required to purchase walnuts from third parties at substantially higher prices or forgo sales to certain market segments, which would reduce our profitability. If we forgo sales to such market segments, we may lose customers and may not be able to replace them later. Given our fixed costs from our manufacturing facilities, if we have a lower supply of walnuts or other raw materials, our unit costs will increase and our gross margin will decline.

We make estimates of the price we will pay for walnuts to growers under contract starting in the first quarter of our fiscal year and, pursuant to our accounting policies, finalize the price to be paid to growers by the end of the fiscal year. The selling price to customers for walnuts fluctuates throughout the year depending on market forces. To the extent that we underestimate the price to be paid for walnuts and enter into contracts with our customers for products including walnuts at prices prevailing at the market at that time and based on walnut cost estimates that ultimately prove to be below the final price we determine to pay to growers, our business and results of operations could be harmed. Each year some of our walnut supply agreements are up for renewal, and significant competition among walnut handlers makes renewal with us uncertain. Disruption in our walnut supply and inability to secure walnuts cost effectively may adversely impact our business and our financial results.

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

In general, competition in our markets is highly competitive and based on product quality, price, brand recognition and brand loyalty. As a result, there are ongoing competitive product and pricing pressures in the markets in which we operate, as well as challenges in establishing and maintaining profit margins. Our products compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources than we have. The greater scale and resources that may be available to our competitors could provide them with the ability to lower prices or increase their promotional or marketing spending to compete more effectively. To address these challenges, we must be able to successfully respond to competitive factors, including pricing, promotional incentives and trade terms. We may need to reduce our prices or increase promotional incentives in response to competition or to grow or maintain our market share. If we decide to reduce or eliminate promotional incentives to improve our profitability, we may not be able to compete effectively and we may lose distribution and market share, which could also lead to a decline in revenue. Competition and customer pressures may restrict our ability to increase prices in response to commodity or other cost increases. We may also need to increase spending on marketing, advertising and new product innovation to maintain or increase our market share. If we are unable to compete effectively, we could be unable to increase the breadth of the distribution of our products or lose customers or distribution of products, which could have an adverse impact on our sales and profitability. In addition, if we are required to maintain high levels of promotional incentives or trade terms with respect to particular product lines, our margins and profitability would be adversely effected.

The loss of any major customer could decrease sales and adversely impact our net income.

We depend on a few significant customers for a large proportion of our net sales. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 18%, 15%, and 17% of our total net sales in fiscal 2012, 2011, and 2010 respectively. Sales to our second largest customer, Costco Wholesale Corporation, represented approximately 12%, 11%, and 12% of our total net sales in fiscal 2012, 2011, and 2010. The success of our business is dependent on our ability to successfully manage relationships with these customers, or any other significant customer. Further, there is a continuing trend towards retail trade consolidation, which can create significant cost and margin pressure on our business. The loss of any major customers, or any other significant customer, or a material decrease in their purchases from us, could result in decreased sales and adversely impact our net income.

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

If we need to compete with other manufacturers or with retailer brands on the basis of price, our business and results of operations could be negatively impacted.

Our branded products face competition from private label products that at times may be sold at lower price points. The impact of price gaps between our products and private label products may result in share erosion and harm our business. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products that are more attractive to customers or consumers than ours. These competitors may also prove to be more successful in marketing and selling their products than we are; and may be better able to increase prices to reflect cost pressures. We may not compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing or promotional activities of our competitors or whether they will have a negative effect on us. Many of our competitors engage in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share or decline in sales or result in significant price or margin erosion, which would have a material effect on our business, financial condition and results of operations.

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

We may review acquisition prospects that we believe could complement our existing business. There is no assurance that we will be successful in identifying, negotiating or consummating and future acquisitions. Any such future acquisitions could result in accounting charges, potentially dilutive issuances of stock and increased debt and contingent liabilities, any of which could have a material effect on our business and the market price of our common stock. Acquisitions entail many financial, managerial and operational risks, including difficulties integrating the acquired operations, effective and immediate implementation of internal control over financial reporting, diversion of management attention during the negotiation and integration phases, uncertainty entering markets in which we have limited prior experience and potential loss of key employees of acquired organizations. We may be unable to integrate product lines or businesses that we acquire, which could have a material effect on our business and on the market price of our common stock. We may evaluate the various components of our portfolio of businesses and may, as a result, explore divesting such products or businesses. Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, unexpected costs associated with the separation of the business to be sold from our integrated information technology systems and other operating systems and potential post-closing claims for indemnification. In addition, adverse economic or market conditions may result in fewer potential bidders and unsuccessful divestiture efforts. Transaction costs may be high, and expected cost savings, which are offset by revenue losses from divested businesses, may be difficult to achieve, and we may experience varying success in reducing costs or transferring liabilities previously associated with the divested businesses.

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

We conduct a substantial amount of business with vendors and customers located outside the United States. During fiscal 2012, 2011, and 2010, sales outside the United States, primarily in the United Kingdom, Canada, South Korea, Japan, Germany, Netherlands, Turkey, China and Spain accounted for approximately 23%, 30% and 19% of our net sales, respectively. Many factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:

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

A significant portion of our assets are goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a non-cash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. For example, our stock price dropped from $71.48 on August 1, 2011 to $14.24 on November 30, 2012. To the extent our market capitalization, increased by a reasonable control premium, results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill has occurred and to calculate an impairment loss. At July 31, 2011, the carrying value of goodwill and other intangible assets totaled approximately $860.6 million, compared to total assets of approximately $1,322.9 million and total shareholders’ equity of approximately $420.5 million. At July 31, 2012, the carrying value of goodwill and other intangible assets totaled approximately $840.2 million, compared to total assets of approximately $1,299.3 million and total shareholders’ equity of approximately $324.8 million.

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

A breach of any of the representations, warranties or affirmative and negative covenants contained in our credit facilities and outstanding senior notes, or other financing arrangements, including our inability to comply with the financial ratios required under any of those arrangements, could trigger events of default. As a result of the errors identified causing the restatement of our consolidated financial statements, we were in default under our secured credit facility and other financing arrangements for failing to comply with certain representations and warranties and not complying with certain covenants, including delivering certain financial statements in a timely manner and maintaining specified financial ratios. These defaults were waived by the required lenders of the Secured Credit Facility on May 22, 2012 and July 31, 2012. Additional events of default associated with the accounting classification of certain capital leases were waived on July 27, 2012 and August 23, 2012 by the required lenders of the Secured Credit Facility. If any further events of default occur and we are not able either to cure it or to obtain a waiver from the requisite lenders or noteholders, our lenders or noteholders may declare outstanding obligations, with accrued interest and fees, to be immediately due and payable. Such acceleration of our outstanding financial obligations could result in additional lenders or noteholders declaring other outstanding obligations to be immediately due and payable. In addition, upon any event of default, the administrative agent under our secured credit facility may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under the revolving credit facility and cease making further loans and could institute foreclosure proceedings against our pledged assets.

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

Additionally, under our secured credit facility we are required to have at least $20 million of cash, cash equivalents and revolving credit available beginning February 1, 2013. We believe we have sufficient liquidity for the next twelve months to meet this covenant.

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

One of our existing financing arrangements provides that if we secure a specified minimum supply of walnuts from the 2012 crop and achieve profitability targets for our nut businesses for the six-month period ending January 31, 2013, then warrants to purchase 4.4 million shares of our common stock at $10 per share that were issued to Oaktree will be cancelled and Oaktree may exchange $75 million of our senior notes for shares of our convertible preferred stock at an initial conversion price of $20.75. We believe it is unlikely that we will be able to meet those walnut crop and profitability targets, and as a result the entire $225 million principal amount of this indebtedness and the warrants would remain outstanding, which could dilute existing stockholders and impair our ability to meet our debt service obligations.

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

Oaktree Capital Management L.P. (“Oaktree”) is one of our creditors and beneficially owns a significant equity position in Diamond through its warrant holdings and may have interests that diverge from our interests and the interests of our security holders and is a lender. In addition, so long as Oaktree maintains ownership of specified thresholds of its warrant and senior note holdings, it will have the right to nominate up to two members of our board of directors and will be entitled to certain information rights and a right to participate in future offerings of our equity securities. Oaktree is in the business of investing in companies and is not restricted from investing in our current or future competitors. Future events may give rise to a divergence of interests between Oaktree and us or our other security holders.

A substantial number of shares of our common stock may be issued upon exercise of a warrant issued to Oaktree, which could cause a decline in the market price of our common stock.

Oaktree is the holder of a warrant exercisable for an aggregate of approximately 4.4 million shares of our common stock, which becomes exercisable on March 1, 2013. The Oaktree agreements provide that if Diamond secures a specified minimum supply of walnuts from the 2012 crop and achieve profitability targets for our nut businesses for the six-month period ending January 31, 2013, all of the warrants will be cancelled and Oaktree may exchange $75 million of the senior notes for convertible preferred stock of Diamond (the “Special Redemption”). The convertible preferred stock would have an initial conversion price of $20.75, which represents a 3.5% discount to the closing price of Diamond common stock on April 25, 2012, the date that we entered into our commitment with Oaktree. The convertible preferred stock would pay a 10% dividend that would be paid in-kind for the first two years. Diamond does not currently anticipate that the Special Redemption will occur. The presence of these additional issuable shares of our common stock may have an adverse effect on the market price of our shares.

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

We own our facility located on 70 acres in Stockton, California. This facility consists of approximately 635,000 square feet of office and production space and 120,000 square feet of refrigerated storage space. We acquired three production facilities in the Kettle Foods transaction consisting of approximately 70,000 square feet of office and production space in Salem, Oregon, approximately 123,000 square feet of office and production space in Norwich, England, and 140,000 square feet of office and production space in Beloit, Wisconsin. We lease office space in San Francisco, California. Three additional production facilities are located in Robertsdale, Alabama, Fishers, Indiana and Van Buren, Indiana. The Robertsdale facility is owned by us. It consists of approximately 55,000 square feet of office and production space and 15,000 square feet of refrigerated storage space. It is closed and is currently held for sale. The Fishers facility is leased and consists of approximately 117,000 square feet of office and production space and 60,000 square feet of warehouse/storage space. The leases on the Fishers facility are non-cancellable operating leases which expire in 2015 and 2019. Refer to Note 16 to the Notes to the Consolidated Financial Statements for further discussion on Diamond’s plan to consolidate its manufacturing operations and close its facility in Fishers. We own the Van Buren facility, in which a co-packer manufactures our popcorn products, which is approximately 40,000 square feet and is located on the co-packer’s manufacturing campus. Finally, we lease warehousing facilities in California, Georgia, Illinois, Indiana, New Jersey, Oregon, Wisconsin, Canada and the United Kingdom.

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

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from P&G. On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On March 20, 2012, the court appointed a lead plaintiff, and on June 13, 2012, the court appointed lead counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our outside auditor as defendants. The amended complaint purports to allege claims covering the period from October 5, 2010 through February 8, 2012 and seeks compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. On September 28, 2012, Diamond moved to dismiss the action. On November 30, 2012, the Court denied Diamond’s motion, allowing the matter to proceed with respect to Diamond and the former executive officers, and dismissed claims against Diamond’s outside auditor with leave to amend.

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

In re Diamond Foods, Inc., Derivative Litigation

On November 28, 2011 and December 19, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming certain current and former executive officers and members of our board of directors as individual defendants. On February 16, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint on March 1, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants, and also adding our outside auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010 and on or about September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and, against our auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. On April 16, 2012, Diamond moved to dismiss the action. On May 29, 2012, the court granted Diamond’s motion and dismissed the action with prejudice, based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ Section 14(a) claims. The court entered judgment in favor of Diamond the same day. On June 4, 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 29, 2012 order granting Diamond’s motion to dismiss. On October 12, 2012, the appellant filed its opening brief. Diamond filed its answering brief on November 27, 2012.

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

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades under the symbol “DMND” as a Global Select security on the NASDAQ Stock Market LLC. The following table sets forth for the periods indicated the high and low sales prices of our common stock on the NASDAQ Stock Market and quarterly cash dividends declared on common shares:

			Dividends
	High	Low	Declared
Year Ended July 31, 2012:
Fourth Quarter	$24.80	$16.15	$—
Third Quarter	$38.62	$20.44	$—
Second Quarter	$65.73	$26.11	$0.045
First Quarter	$96.13	$62.00	$0.045
Year Ended July 31, 2011:
Fourth Quarter	$79.37	$62.78	$0.045
Third Quarter	$65.92	$48.01	$0.045
Second Quarter	$55.97	$42.96	$0.045
First Quarter	$45.24	$37.91	$0.045

Certain of our credit agreements specify limitations on the amount of dividends that may be declared or paid in a fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

As of November 30, 2012, we had approximately 910 holders of record of our common stock, although we believe that there are a larger number of beneficial owners.

The following are details of repurchases of common stock during the three months ended July 31, 2012:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
Repurchases from May 1 — May 31, 2012	—	$—	—	$—
Repurchases from June 1 — June 30, 2012	2,355	$19.94	—	$—
Repurchases from July 1 — July 31, 2012	123	$19.12	—	$—

Total	2,478	$19.90	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.

On February 23, 2012, we granted 73,685 restricted shares of our common stock, for a nominal purchase price of $0.001 per share, to five of our officers in connection with retention agreements between those individuals and Diamond. The restricted shares were subject to vesting, with 40% of the shares vesting on the six-month anniversary of the date of grant and the remainder vesting on the 12-month anniversary of the date of grant.

On March 7, 2012, we granted options to purchase 20,000 shares of our common stock at an exercise price of $24.11 per share, and 9,954 restricted shares of our common stock at a nominal purchase price of $0.001 per share, to two new Board members, pursuant the new Board member equity grant provisions of our 2005 Equity Incentive Plan. The options vest in full on the one-year anniversary of the date of grant. The restricted shares vest over the 36-month period beginning on March 7, 2012, with one-third of the shares vesting every 12 months from that date, provided the Board member remains in continuous service through each such date

On March 26, 2012, and April 27, 2012, we granted options to purchase 20,000 shares of our common stock to two Board members, pursuant to the annual option grant provision of our 2005 Equity Incentive Plan. The options vest in full on the one-year anniversary of the date of grant. 10,000 options have an exercise price of $23.61 per share and 10,000 options have an exercise price of $21.20 per share.

On May 29, 2012, we granted options to purchase 10,000 shares of our common stock at an exercise price of $22.15 per share, and 5,417 restricted shares of our common stock at a nominal purchase price of $0.001 per share, to one new Board member, pursuant to the new Board member equity grant provisions of our 2005 Equity Incentive Plan. The options vest in full on the one-year anniversary of the date of grant. The restricted shares vest over the 36-month period beginning on May 29, 2012, with one-third of the shares vesting every 12 months from that date, provided the Board member remains in continuous service through each such date.

On July 20, 2012, we granted options to purchase 50,000 shares of our common stock at an exercise price of $17.61 per share, to five Board members, pursuant to the annual option grant provision of our 2005 Equity Incentive Plan. The options vest in full on the one-year anniversary of the date of grant.

These options have not been registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemption from registration provided under Section 4(2) of that Act for transactions not involving a public offering. The options may not be exercised absent registration or an applicable exemption from the registration requirements under the Securities Act or other applicable law.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five year period ended July 31, 2012:

	Year Ended July 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share information)
Statements of operations:
Net sales (a)	$981,418	$966,688	$682,326	$570,940	$531,492
Cost of sales	801,697	750,209	537,484	435,344	443,490

Gross profit	179,721	216,479	144,842	135,596	88,002
Operating expenses:
Selling, general and administrative (b)	130,599	97,506	64,551	60,971	43,613
Advertising	37,933	45,035	33,726	28,785	20,508
Acquisition and integration related expenses	41,334	20,350	11,328	—	—
Loss on warrant liability	10,360	—	—	—	—
Asset impairments	10,132	—	—	—	—

Total operating expenses	230,358	162,891	109,605	89,756	64,121

Income (loss) from operations	(50,637)	53,588	35,237	45,840	23,881
Interest expense, net (c)	33,976	23,918	10,180	6,255	1,040
Other expenses, net	—	—	1,849	898	—

Income (loss) before income taxes	(84,613)	29,670	23,208	38,687	22,841
Income taxes	1,723	3,103	7,532	14,944	8,085

Net income (loss)	$(86,336)	$26,567	$15,676	$23,743	$14,756

Earnings (loss) per share
Basic	$(3.98)	$1.21	$0.84	$1.45	$0.92
Diluted	$(3.98)	$1.17	$0.82	$1.42	$0.91
Shares used to compute earnings (loss) per share
Basic	21,692	21,577	18,313	16,073	15,767
Diluted	21,692	22,233	18,843	16,391	15,825
Dividends declared per share (d)	$0.09	$0.18	$0.18	$0.18	$0.18

(a)	In March 2010, we acquired Kettle Foods. Kettle Foods contributed net sales of $97.0 million for the fiscal year ended July 31, 2010. In September 2008, we acquired Pop Secret.
(b)	In fiscal 2012, we incurred higher costs of $17.4 million due to the Audit Committee investigation and restatement.
(c)	In May 2012, we entered into the Oaktree transaction, which involved debt at an interest rate of 12%. The interest rate on the Secured Credit Agreement increased. Please refer to the Liquidity and Capital Resources section for more information. Additionally, this amount includes certain third party costs related to the Oaktree transaction and the Secured Credit Agreement.
(d)	In March 2012, we suspended dividend payments to stockholders.

	Year Ended July 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$3,291	$3,112	$5,642	$24,802	$74,279
Working capital	61,587	52,446	62,608	51,422	121,516
Total assets	1,299,349	1,322,907	1,236,072	394,892	273,267
Total debt, including short-term debt	605,047	531,701	556,100	115,085	20,204
Total stockholders' equity	324,794	420,495	376,543	173,341	146,223

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In general, we sell directly to retailers, particularly larger national grocery store and drug store chains, and indirectly through wholesale distributors to independent and small regional retail grocery store chains and convenience stores. We sell our products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels, such as global ingredient nut customers.

Our business is seasonal. Demand for nut products, particularly in-shell nuts and to a lesser extent culinary nuts, is highest during the months of October, November and December. In sourcing walnuts, we contract directly with growers for their walnut crop. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the year in accordance with our walnut purchase agreements with the growers. We typically receive pecans during the period from October to March, and we pay for our pecan receipts over such period. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California and Fishers, Indiana facilities associated with the annual walnut harvest and seasonal in-shell and culinary product demand. Refer to Note 16 to the Notes to Consolidated Financial Statements for further discussion on Diamond’s plan to consolidate its manufacturing operations and close its facility in Fishers. Generally, we receive and pay for approximately 50% of the corn for popcorn in October, and approximately 50% in March. We contract for potatoes and oil annually and receive and pay for supply throughout the year. Generally, demand for potato chips is highest in the months of June, July and August in the United States, and November and December in the United Kingdom. Accordingly, the working capital requirement of our popcorn and potato chip product lines is less seasonal than that of the tree nut product lines.

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

For brand intangible assets not subject to amortization, we test for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing brand intangibles for impairment, we compare the fair value with the carrying value. The determination of fair value is based on a discounted cash flow analysis, using inputs such as forecasted future revenues attributable to the brand, assumed royalty rates and a risk-adjusted discount rate that approximates our estimated cost of capital. If the Company were to experience a decrease in forecasted future revenues attributable to the brands, this could indicate a potential impairment. If the carrying value exceeds the estimated fair value, the brand intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of the brand intangible asset. At June 30, 2012, the brand intangible asset had a carrying value that was approximately 13.3% over the fair value of the brand intangible asset.

We perform our annual goodwill impairment test required by ASC 350 as of June 30th of each year. In testing goodwill for impairment, we initially compare the fair value of our single reporting unit with the net book value of the Company since it represents the carrying value of the reporting unit. We have one operating and reportable segment. If the fair value of the reporting unit is less than the carrying value of the reporting unit, we perform an additional step to determine the implied fair value of goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, the excess represents the amount of goodwill impairment. Accordingly, we would recognize an impairment loss in the amount of such excess. We also consider the estimated fair value of our reporting unit in relation to our market capitalization. At July 31, 2011, the carrying value of goodwill and other intangible assets totaled approximately $860.6 million, compared to total assets of approximately $1,322.9 million and total shareholders’ equity of approximately $420.5 million. At July 31, 2012, the carrying value of goodwill and other intangible assets totaled approximately $840.2 million, compared to total assets of approximately $1,299.3 million and total shareholders’ equity of approximately $324.8 million. Goodwill was determined not to be impaired as of June 30, 2012. The estimated market capitalization calculated in this analysis was 40.5% above the carrying value. This estimate was based on our stock price on June 30, 2012 at a value of $17.84.

In November 2012, we performed step 1 of the goodwill impairment analysis in accordance with ASC 350, by comparing the estimated fair value of our single reporting unit in relation to our market capitalization, including an estimate for control premium. This review was triggered by the decline in our share price as a result of the filing of our fiscal 2011 and fiscal 2010 restatement of the consolidated financial statements on November 14, 2012. Goodwill was determined not to be impaired. The estimated market capitalization calculated in this analysis was 7.4% above the carrying value. This estimate was based on our stock price within a range from November 14, 2012 to November 21, 2012. Our stock price dropped from $71.48 on August 1, 2011 to $16.27 on July 31, 2012 and $14.24 on November 30, 2012. Based on a sensitivity analysis, it is estimated that if our stock price declines by a significant percentage, this could indicate a potential goodwill impairment.

We cannot guarantee that a material impairment charge will not be recorded in the future. To the extent our market capitalization, increased by a reasonable control premium, results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill has occurred and to calculate an impairment loss.

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

Derivative Financial Instruments. We account for the warrants issued as part of the Oaktree transaction as freestanding derivative financial instruments. We record derivative financial instruments at fair value in our consolidated balance sheet at the point the transaction is entered into and at the end of all subsequent reporting periods. On a quarterly basis, changes in the fair value of a derivative financial instrument are recorded in current period earnings.

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

Results of Operations

Fiscal 2012 Compared to Fiscal 2011

Net sales were $981.4 million and $966.7 million for fiscal 2012 and fiscal 2011, respectively. The increase in net sales was primarily due to increased snack sales and increased culinary and retail in-shell sales. Sales incentives (primarily promotional allowances, coupons and slotting) as a percentage of gross sales increased approximately 4% year over year. Sales incentives are recorded in net sales and are a reduction of sales. The impact of foreign exchange on our net sales was not significant for fiscal 2012.

Net sales by channel (in thousands):

	Year Ended July 31,		% Change from 2011 to 2012
	2012	2011
Snack	$605,821	$553,676	9.4%
Culinary and Retail In-shell	292,756	263,161	11.2%

Total Retail	898,577	816,837	10.0%

International Non-Retail	51,208	119,017	-57.0%
North American Ingredient/Food Service Other	31,633	30,834	2.6%

Total Non-Retail	82,841	149,851	-44.7%

Total Net Sales	$981,418	$966,688	1.5%

The volume of snack sales decreased by 16% from fiscal 2011 to fiscal 2012. The volume of culinary and retail in-shell sales was flat from fiscal 2011 to fiscal 2012. Higher pricing, net of promotional spending, was reflected across all channels as we increased pricing to offset higher input costs. International non-retail sales decreased in fiscal 2012 due to a 65% decline in sales volume, mainly as a result of a decrease in walnuts sold to customers in international markets after servicing retail customer demand. North American ingredient/food service and other sales increased slightly in fiscal 2012 as a result of additional walnut inventory on hand as of July 31, 2011 as compared to the prior year, allowing for higher sales volume ahead of the 2011 crop. The number of contracted walnut growers and delivered pounds decreased in fiscal 2012, reducing available walnut supply and contributing to a decline in earnings.

Gross profit. Gross profit as a percentage of net sales was 18.3% and 22.4% for fiscal 2012 and fiscal 2011, respectively. The decrease was mainly due to a substantial decline in walnut crop deliveries and higher commodity costs, particularly for walnuts, partially offset by price increases taken in response to those rising costs.

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were

$130.6 million and $97.5 million, and 13.3% and 10.1% of net sales, for fiscal 2012 and fiscal 2011, respectively. The increase was primarily due to the costs incurred in fiscal 2012 as a result of the Audit Committee investigation and related lawsuits of $17.4 million, retention and severance plans of $2.6 million, and consulting services of $9.6 million.

Advertising. Advertising expenses were $37.9 million and $45.0 million, and 3.9% and 4.7% of net sales, for fiscal 2012 and fiscal 2011, respectively. The decrease was primarily due to programs cancelled during fiscal 2012 in an effort to reduce costs.

Acquisition and integration related expenses. Acquisition and integration related expenses include items such as transaction related legal and consulting fees, as well as business and systems integration costs. On February 15, 2012, Diamond and P&G mutually agreed to terminate the proposed merger. Acquisition and integration related expenses associated with the proposed Pringles merger and Kettle Foods integration were $41.3 million for fiscal 2012, which included Pringles termination expenses of $7.0 million, the majority of which were capitalized in fiscal 2011 and subsequently expensed in fiscal 2012, including contract termination costs related to facilities and software that were no longer needed due to the termination of the merger. Acquisition and integration related expenses associated with the proposed Pringles merger and the Kettle Foods acquisition were $20.4 million for fiscal 2011.

Interest expense, net. Net interest expense was $34.0 million and $23.9 million, and 3.5% and 2.5% of net sales, for fiscal 2012 and fiscal 2011, respectively. The increase is primarily due to issuance expenses associated with the Oaktree agreements, and the third party costs incurred in connection with the Second Amendment, defined below, and the Third Amendment to our Secured Credit Facility (“Third Amendment”). The increase is also due to the higher interest rate on the Oaktree agreements. See “Liquidity and Capital Resources.”

Income taxes. Our effective tax rates for fiscal 2012 and fiscal 2011 were (2.0%) and 10.5%, respectively. Our 2012 effective tax rate was lower than the U.S. federal statutory rate primarily due to not benefiting tax losses by establishing a valuation allowance on federal and state net deferred assets taxes in the three months ended April 30, 2012. In Q3 as a result of cumulative losses, the Company concluded that a valuation allowance was required on certain US and state deferred tax assets (principally net operating losses (“NOL’s”) and California EZ credits) as it was management’s assessment that it was no longer more likely than not that those assets could be realized.

Our fiscal 2012 effective tax rate was also impacted by discrete tax benefits, and the conclusion of a tax ruling with the United Kingdom tax authorities. This resulted in a net tax benefit of $5.6 million, attributable to the reversal of our unrecognized tax benefit related to this event. Our 2011 effective rate was lower than the statutory rate due to 2011 earnings taxed at lower rates in the UK and by discrete tax benefits, primarily deferred tax adjustments for enacted tax law change in the UK, Wisconsin and California.

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

Proposed Pringles Merger Terminated

On April 5, 2011, Diamond entered into a definitive agreement with The Procter & Gamble Company (“P&G”) to merge P&G’s Pringles business into the Company; on February 15, 2012, Diamond and P&G mutually agreed to terminate this proposed merger. No “break-up” fee or other fees were paid to P&G in connection with the termination, which included a mutual release. In fiscal 2012, the Company recorded acquisition related expenses specifically associated with the Pringles termination of $7.0 million, the majority of which were capitalized in fiscal 2011 and subsequently expensed in fiscal 2012, including contract termination costs related to facilities and software that were no longer needed due to the termination of the merger.

Liquidity and Capital Resources

Our liquidity is dependent upon funds generated from operations and external sources of financing.

Cash used in operating activities was $46.3 million during fiscal 2012 compared to $66.7 million of cash provided by operating activities during fiscal 2011. The change from cash provided by operating activities to cash used in operating activities was primarily due to significant expenditures related to acquisition, integration, and investigation related activities and higher walnut costing. Cash used in investing activities was $33.9 million during fiscal year 2012 compared to $43.2 million during fiscal 2011. The lower cash used in investing activities was primarily due to the completion of our Beloit, Wisconsin plant expansion, which was partially funded by the restricted cash received in fiscal 2011. The Company expects lower capital expenditures during fiscal 2013 compared to previous fiscal years due to the Company’s effort to reduce costs. Cash provided by financing activities was $80.7 million during fiscal 2012 compared to $26.1 million cash used in financing activities during fiscal 2011. The change from cash used in financing activities to cash provided by financing activities was primarily due to increased borrowings from the Oaktree investment, which is described below.

Cash provided by operating activities during fiscal 2011 was $66.7 million compared to $1.8 million of cash used in operating activities during fiscal 2010. The increase in cash provided by operating activities was primarily due to improved working capital as accounts payable increased by $31.5 million partly due to Pringles merger costs as well as a $20.2 million increase in accounts payable to growers driven by a larger and more costly walnut crop. Cash used in investing activities was $43.2 million in fiscal 2011 compared to $626.6 million in fiscal 2010. The higher cash used in investing activities for fiscal 2010 was mainly due to the acquisition of Kettle Foods. Fiscal 2011 investing activities included an increase in purchases of property, plant and equipment related to Kettle Foods facility expansions and software implementations. Cash used in financing activities was $26.1 million in fiscal 2011 compared to $609.1 million provided by financing activities in fiscal 2010. The change from the prior year was primarily attributable to long-term borrowings and the equity offering used to fund the Kettle Foods acquisition.

At July 31, 2012, we had a total of $3.3 million in cash and cash equivalents. Of this balance, $0.9 million was held in the United Kingdom in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital and expand operations. Applicable U.S. income taxes have not been provided on approximately $48.3 million of undistributed earnings of certain foreign subsidiaries at July 31, 2012, because these earnings are considered indefinitely reinvested. The net federal income tax liability that would arise if these earnings were not indefinitely reinvested is approximately $16.9 million. Applicable U.S. income taxes are provided on these earnings in the periods in which they are no longer considered indefinitely reinvested. In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.

In February 2010, we entered into an agreement with a syndicate of lenders for a five-year $600 million secured credit facility (the “Secured Credit Facility”). We used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations. Our Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved our request for a $35 million increase in our revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved our request for a $50 million increase in our revolving credit facility to $285 million, under the same terms. In May 2012, the revolving credit facility was reduced from $285 million to $255 million as part of the Third Amendment. As of July 31, 2012, the revolving credit facility had $255 million in capacity, of which $182 million was outstanding. The capacity under the revolving credit facility is scheduled to decrease to $230 million effective July 31, 2013 and $180 million effective January 31, 2014. In May 2012, we made a $100 million pre-payment on the term loan facility as part of the Third Amendment. As of July 31, 2012, the term loan facility had $219 million in capacity, of which $219 million was outstanding. In addition, scheduled principal payments on the term loan facility were $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on February 25, 2015. Substantially all of our tangible and intangible assets are considered collateral security under the Secured Credit Facility.

The Secured Credit Facility provides for customary affirmative and negative covenants and cross default provisions that may be triggered if Diamond fails to comply with obligations under their other credit facilities or indebtedness. As of July 31, 2012, we had obtained covenant relief under the Third Amendment, as described below. The restatement of Diamond’s fiscal 2011 and fiscal 2010 consolidated financial statements rendered the Company non-compliant with certain financial and reporting covenants, which non-compliance was waived as a result of the Forbearance agreement. Please refer below for information regarding the Forbearance agreement.

In March 2010, we issued 5,175,000 shares of common stock priced at $37.00 per share. After deducting the underwriting discount and other related expenses, we received total net proceeds from the sale of our common stock of approximately $179.7 million. The proceeds from the equity offering were used to fund a portion of the purchase price for the Kettle Foods acquisition.

In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $18.7 million was outstanding as of July 31, 2012. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan is being used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account. Withdrawals from the escrow account were restricted to reimburse, dollar-for-dollar, approved expenditures directly related to equipment purchases. As the cash is being used to purchase non-current assets, such restricted cash is classified as non-current on the balance sheet.

The Guaranteed Loan provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility, such as limiting our debt to EBITDA ratio to no more than 4.70 to 1.00, and our fixed charge coverage ratio to no less than 2.00 to 1.00. The financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment.

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

The Oaktree investment initially consists of $225 million of newly-issued senior notes and warrants to purchase approximately 4.4 million shares of Diamond common stock. The senior notes will mature in 2020 and bear interest at 12% per year that may be paid-in-kind at our option for the first two years. Oaktree’s warrants will be exercisable at $10 per share starting on March 1, 2013.

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

On May 22, 2012, we entered into a Waiver and the Third Amendment, which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief until October 31, 2013. At that time, these covenants will become applicable at revised levels set forth in the Third Amendment (initially 4.70 to 1.00 for the senior leverage ratio, declining over four quarters to 3.25 to 1.00 in the quarter ending July 31, 2014 and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio for each fiscal quarter). The Third Amendment includes a new covenant requiring that we have at least $20 million of cash, cash equivalents and revolving credit availability beginning February 1, 2013. Refer below for discussion on how we expect to meet the covenant. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments on the term loan facility from $10 million to $0.9 million. The Third Amendment also amends the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over LIBOR and the Base Rate at which loans under the Secured Credit Agreement bear interest). Initially, Eurodollar rate loans will bear interest at 5.50% plus the LIBOR for the applicable loan period, and Base Rate loans will bear interest at 4.50% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Prime Rate, or (iii) Eurodollar Rate plus 1.00%. The LIBOR rate is subject to a LIBOR floor, initially 1.25% (the “LIBOR Floor”). The margins over LIBOR, the LIBOR floor, and the Base Rate will decline if and when we achieve specified reductions in our ratio of senior debt to EBITDA. The Third Amendment also eliminates the requirement that proceeds of future equity issuances be applied to repay outstanding loans, and waives certain covenants that we were non-compliant with in connection with our restatement of our consolidated financial statements.

The Secured Credit Facility and the Securities Purchase Agreement, dated as of May 22, 2012, by and between Diamond and OCM PF/FF Adamantine Holdings, Ltd. (the “Oaktree SPA”) provide for customary affirmative and negative covenants, and cross default provisions that may be triggered if we fail to comply with obligations under our other credit facilities or indebtedness. The Secured Credit Facility and the Oaktree SPA included a covenant that restricts the amount of other indebtedness (including capital leases and purchase money obligations for fixed or capital assets), to no more than $25 million. The accounting treatment for the seven-year equipment lease for our Salem, Oregon plant (the “Kettle US Lease”) and the five-year equipment lease for our Norfolk, UK plant (the “Kettle UK Lease”) caused us to be in default of the covenants limiting other indebtedness. These defaults were waived, with respect to the Kettle UK Lease on July 27, 2012 (“Fourth Amendment”), and with respect to the Kettle US Lease on August 23, 2012 (“Fifth Amendment”). Additionally, the Secured Credit Facility and the Oaktree SPA were each amended to allow the Company to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount will be reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Oaktree SPA.

Working capital and stockholders’ equity were $61.6 million and $324.8 million at July 31, 2012, compared to $52.4 million and $420.5 million at July 31, 2011. The increase in working capital was due to a decrease in payable to growers due to reduced crop volume and a decrease in the current portion of long-term debt due to a reduction in the remaining scheduled principal payments as part of the Third Amendment, partially offset by the warrant liability related to Oaktree recorded in fiscal 2012.

We believe our cash and cash equivalents, cash expected to be provided from our operations, borrowings available under our Secured Credit Facility, and restricted cash provided by the Guaranteed Loan, will be sufficient to fund our contractual commitments, repay obligations as required and fund our operational requirements for at least the next 12 months.

Contractual Obligations and Commitments

Contractual obligations and commitments at July 31, 2012 were as follows (in millions):

	Payments Due by Period
	Total	FY 2013	FY 2014 - FY 2015	FY 2016 - FY 2017	Thereafter
Revolving line of credit	$182.3	$—	$182.3	$—	$—
Long-term obligations	523.0	5.4	219.4	4.3	293.9
Interest on long-term obligations (a)	302.4	44.4	90.7	69.5	97.8
Capital leases	12.0	2.2	4.5	4.6	0.7
Operating leases	24.2	6.1	8.3	4.6	5.2
Purchase commitments (b)	112.2	109.8	2.4	—	—
Pension liability	30.6	6.5	1.4	1.5	21.2
Long-term deferred tax liabilities (c)	127.0	—	—	—	127.0
Other long-term liabilities (d)	2.7	0.7	0.3	0.3	1.4

Total	$1,316.4	$175.1	$509.3	$84.8	$547.2

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of July 31, 2012.
(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity, but includes payments due for prior year crop deliveries.
(c)	Primarily relates to the intangible assets of Kettle Foods.
(d)	Excludes $0.6 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($3.0 million at July 31, 2012, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

Off-balance Sheet Arrangements

As of July 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance does not have a material impact on our consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the indefinite-lived intangible asset is impaired. This guidance is effective for indefinite-lived intangible asset impairment tests performed in interim and annual periods for fiscal years beginning after September 15, 2012. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The sensitivity of our cash and cash equivalent portfolio as of July 31, 2012 to a 100 basis point increase or decrease in interest rates would not be significant.

Interest rate volatility could also materially affect the fair value of our fixed rate debt, as well as the interest rate we pay on future borrowings under our lines of credit and revolver. The interest rate we pay on future borrowings under our lines of credit and revolver are dependent on LIBOR. We feel a 100 basis point increase or decrease on our variable interest rates would not be significant.

Foreign Currency Exchange Risk. We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily in the United Kingdom. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates.

The foreign currency balance sheet exposures as of July 31, 2012 are not expected to result in a significant impact on future earnings or cash flows. However, in July 2010, we entered into a series of foreign exchange collars to hedge a portion of our expected Canadian Dollar denominated receivables of Kettle Foods between September 2010 and January 2011, which were subsequently extended through July 2011. In September 2010, we entered into a series of foreign exchange participating forwards to hedge a portion of our expected Canadian Dollar denominated receivables of Emerald between November 2010 and August 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Diamond Foods, Inc.

San Francisco, California

We have audited the accompanying consolidated balance sheets of Diamond Foods, Inc. and subsidiaries (the “Company”) as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diamond Foods, Inc. and subsidiaries as of July 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 6, 2012, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

San Francisco, California

December 6, 2012

DIAMOND FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,
	2012	2011
	(In thousands, except share and per share information)
ASSETS
Current assets:
Cash and cash equivalents	$3,291	$3,112
Trade receivables, net	85,041	98,275
Inventories	165,708	153,534
Deferred income taxes	3,697	14,490
Prepaid income taxes	4,434	17,499
Prepaid expenses and other current assets	16,025	13,089

Total current assets	278,196	299,999
Restricted cash	6,386	15,795
Property, plant and equipment, net	146,944	134,275
Deferred income taxes	1,107	5,376
Goodwill	403,158	409,735
Other intangible assets, net	437,021	450,855
Other long-term assets	26,537	6,872

Total assets	$1,299,349	$1,322,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$5,449	$41,700
Warrant liability	46,821	—
Accounts payable and accrued liabilities	130,623	129,153
Payable to growers	33,716	76,700

Total current liabilities	216,609	247,553
Long-term obligations	599,598	490,001
Deferred income taxes	127,024	132,470
Other liabilities	31,324	32,388
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,432,517 and 22,319,016 shares issued and 22,114,241 and 22,049,636 shares outstanding at July 31, 2012 and 2011, respectively	22	22
Treasury stock, at cost: 318,276 and 269,380 shares at July 31, 2012 and 2011	(9,815)	(6,867)
Additional paid-in capital	327,984	318,734
Accumulated other comprehensive income	4,044	17,728
Retained earnings	2,559	90,878

Total stockholders' equity	324,794	420,495

Total liabilities and stockholders' equity	$1,299,349	$1,322,907

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2012	2011	2010
	(In thousands, except per share information)
Net sales	$981,418	$966,688	$682,326
Cost of sales	801,697	750,209	537,484

Gross profit	179,721	216,479	144,842
Operating expenses:
Selling, general and administrative	130,599	97,506	64,551
Advertising	37,933	45,035	33,726
Acquisition and integration related expenses	41,334	20,350	11,328
Loss on warrant liability	10,360	—	—
Asset impairments	10,132	—	—

Total operating expenses	230,358	162,891	109,605

Income (loss) from operations	(50,637)	53,588	35,237
Interest expense, net	33,976	23,918	10,180
Other expense, net	—	—	1,849

Income (loss) before income taxes	(84,613)	29,670	23,208
Income taxes	1,723	3,103	7,532

Net income (loss)	$(86,336)	$26,567	$15,676

Earnings (loss) per share:
Basic	$(3.98)	$1.21	$0.84
Diluted	$(3.98)	$1.17	$0.82
Shares used to compute earnings (loss) per share:
Basic	21,692	21,577	18,313
Diluted	21,692	22,233	18,843
Dividends declared per share	$0.09	$0.18	$0.18

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share information)
Balance, July 31, 2009	16,552,019	$17	$(4,256)	$122,817	$56,059	$(1,296)	$173,341
Shares issued upon stock option exercises	44,574			818			818
Stock compensation expense	148,164			3,738			3,738
Tax benefit from stock option transactions				692			692
Shares issued for equity offering	5,175,000	5		191,470			191,475
Equity offering costs				(11,738)			(11,738)
Treasury stock repurchased	(27,829)		(794)				(794)
Dividends paid					(3,462)		(3,462)
Comprehensive income:
Net income					15,676		15,676
Change in pension liabilities						(842)	(842)
Foreign currency translation adjustment						7,908	7,908
Other comprehensive loss						(269)	(269)

Total comprehensive income:							22,473

Balance, July 31, 2010	21,891,928	$22	$(5,050)	$307,797	$68,273	$5,501	$376,543
Shares issued upon stock option exercises	96,924			1,803			1,803
Stock compensation expense	100,558			7,687			7,687
Tax benefit from stock option transactions				1,447			1,447
Treasury stock repurchased	(39,774)		(1,817)				(1,817)
Dividends paid					(3,962)		(3,962)
Comprehensive income:
Net income					26,567		26,567
Change in pension liabilities						(659)	(659)
Foreign currency translation adjustment						12,801	12,801
Other comprehensive income						85	85

Total comprehensive income:							38,794

Balance, July 31, 2011	22,049,636	$22	$(6,867)	$318,734	$90,878	$17,728	$420,495
Shares issued upon stock option exercises	1,554			44			44
Stock compensation expense	111,947			9,206			9,206
Tax benefit from stock option transactions							—
Treasury stock repurchased	(48,896)		(2,948)				(2,948)
Dividends paid					(1,983)		(1,983)
Comprehensive income:
Net loss					(86,336)		(86,336)
Change in pension liabilities						(2,920)	(2,920)
Foreign currency translation adjustment						(11,345)	(11,345)
Other comprehensive income						581	581

Total comprehensive loss:							(100,020)

Balance, July 31, 2012	22,114,241	$22	$(9,815)	$327,984	$2,559	$4,044	$324,794

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(86,336)	$26,567	$15,676
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,347	28,116	16,301
Deferred income taxes	8,661	(10,532)	5,977
Excess tax benefit from stock option transactions	—	(1,447)	(692)
Stock-based compensation	9,206	7,687	3,738
Loss on warrant	10,360	—	—
Debt issuance costs recognized	6,437	1,749	853
Payment-in-kind interest on debt	3,134	—	—
Write off of acquisition costs	6,406	—	—
Impairment of equipment	10,132	—	—
Other, net	952	1,055	1,109
Changes in assets and liabilities:
Trade receivables, net	12,034	(32,875)	(3,018)
Inventories	(12,330)	(7,703)	(48,279)
Prepaid expenses and other current assets and income taxes	8,499	(11,316)	(10,419)
Other assets	(9,338)	(141)	629
Accounts payable and accrued liabilities	8,652	38,178	(17,925)
Payable to growers	(42,984)	20,195	27,356
Other liabilities	(8,123)	7,158	6,848

Net cash provided by (used in) operating activities	(46,291)	66,691	(1,846)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	1,466	12	289
Purchases of property, plant and equipment	(44,962)	(27,703)	(11,790)
Deposits of restricted cash	—	(21,200)	—
Proceeds from restricted cash	9,409	5,405	—
Acquisitions, net of cash acquired	—	—	(615,389)
Other, net	168	250	329

Net cash used in investing activities	(33,919)	(43,236)	(626,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) of revolving line of credit under the Secured Credit Facility, net	21,000	(4,800)	166,100
Proceeds from issuance of long-term debt and warrants	218,250	21,350	400,000
Debt issuance costs	(19,279)	—	(8,852)
Payment of long-term debt and notes payable	(133,160)	(40,799)	(125,119)
Gross proceeds from equity offering	—	—	191,475
Equity offering costs	—	—	(11,738)
Dividends paid	(1,983)	(3,962)	(3,462)
Excess tax benefit from stock option transactions	—	1,447	692
Purchase of treasury stock	(2,948)	(1,817)	(794)
Other, net	(1,153)	2,475	818

Net cash (used in) provided by financing activities	80,727	(26,106)	609,120

Effect of exchange rate changes on cash	(338)	121	127
Net decrease in cash and cash equivalents	179	(2,530)	(19,160)
Cash and cash equivalents:
Beginning of period	3,112	5,642	24,802

End of period	$3,291	$3,112	$5,642

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$25,912	$22,752	$9,088
Income taxes	7,702	8,751	10,646
Non-cash investing activities:
Accrued capital expenditures	1,506	4,006	1,495
Capital Lease	6,441	5,376	—
Non-cash financing activities:
Oaktree financing fees	6,750	—	—

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012, 2011 and 2010

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”). Certain cash flow statement prior period amounts have been reclassified to conform to the current period presentation, there was no impact to the totals for cash flows from operating, investing, and financing activities.

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

Certain Risks and Concentrations

The Company’s revenues are principally derived from the sale of snack products and culinary, in-shell and ingredient nuts. Significant changes in customer buying behavior could adversely affect the Company’s operating results. Sales to the Company’s largest customer accounted for approximately 18%, 15% and 17% of net sales in 2012, 2011 and 2010, respectively. Sales to the second largest customer accounted for approximately 12%, 11% and 12% of net sales in 2012, 2011 and 2010, respectively. No other single customer accounted for more than 10% of our net sales.

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

Cash and Cash Equivalents

Cash and cash equivalents include investment of surplus cash in securities (primarily money market funds) with maturities at date of purchase of three months or less. At July 31, 2012, we had a total of $3.3 million in cash and cash equivalents. Of this balance, $0.9 million was held in the United Kingdom in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital and expand operations.

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

The Company performs its annual goodwill impairment test required by ASC 350 as of June 30th of each year. In testing goodwill for impairment, Diamond initially compares the fair value of the Company’s single reporting unit with the net book value of the Company because it represents the carrying value of the reporting unit. Diamond has one operating and reportable segment. If fair value of the reporting unit is less than the carrying value of the reporting unit, we perform an additional step to determine the implied fair value of goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all assets and liabilities and then computing the excess of the reporting units’ fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, the excess represents the amount of goodwill impairment. Accordingly, the Company would recognize an impairment loss in the amount of such excess. The Company considers the estimated fair value of the reporting unit in relation to the Company’s market capitalization. To the extent our market capitalization, increased by a reasonable control premium, results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill has occurred and to calculate an impairment loss.

In November 2012, the Company performed an interim goodwill impairment test. For further information please refer to Note 16 to the Notes to the Consolidated Financial Statements.

Employee Benefits

The Company incurs various employment-related benefit costs with respect to qualified and nonqualified pension and deferred compensation plans. Assumptions are made related to discount rates used to value certain liabilities, assumed rates of return on assets in the plans, compensation increases, employee turnover and mortality rates. Different assumptions could result in the recognition of differing amounts of expense over different periods of time.

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

Promotion and Advertising Costs

Promotional allowances, customer rebates, coupons and marketing allowances are recorded at the time the related revenue is recognized and are reflected as reductions of sales. Annual volume rebates, promotion and marketing allowances are recorded based upon the terms of the arrangements. Coupon incentives are recorded at the time of distribution in amounts based on estimated redemption rates. The Company expenses advertising costs as incurred. Payments to reimburse customers for cooperative advertising programs are recorded in accordance with ASC 605-50, “Revenue Recognition — Customer Payments and Incentives.” Advertising expenses were $37.9 million in fiscal 2012, $45.0 million in fiscal 2011 and $33.7 million in fiscal 2010.

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

Derivative Financial Instruments

Diamond accounts for the warrants issued as part of the Oaktree transaction as freestanding derivative financial instruments. Diamond records derivative financial instruments at fair value in the Company’s consolidated balance sheet at the point the transaction is entered into and at the end of all subsequent reporting periods. On a quarterly basis, changes in the fair value of a derivative financial instrument are recorded in current period earnings.

Fair Value of Financial Instruments

The fair value of certain financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate the amounts recorded in the balance sheet because of the relatively short-term nature of these financial instruments. The fair value of notes payable and long-term obligations at the end of each fiscal period approximates the amounts recorded in the balance sheet based on information available to Diamond with respect to current interest rates and terms for similar financial instruments.

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

Related Party Transactions

In fiscal 2012, two members of the Diamond Board of Directors were growers or affiliates of growers from whom Diamond purchased walnuts made in the ordinary course of business. In fiscal 2012 and fiscal 2011, costs associated with the acquisition of walnuts from these related parties were approximately $4.7 million for the 2011 crop and $4.2 million for the 2010 crop, respectively, of which $1.2 million and $1.8 million were included in payables for the fiscal years ended July 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance does not have a material impact on its consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the indefinite-lived intangible asset is impaired. This guidance is effective for indefinite-lived intangible asset impairment tests performed in interim and annual periods for fiscal years beginning after September 15, 2012. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

(2) Fair Value of Financial Instruments

The Company transacts business in foreign currencies and has international sales denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward contracts, generally with monthly maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The Company does not use foreign currency contracts for speculative or trading purposes. On the date a foreign currency forward contract is entered into, the Company may designate the contract as a hedge, for a forecasted transaction, of the variability of cash flows to be received (“cash flow hedge”). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to anticipated transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Effective changes in derivative contracts designated and qualifying as cash flow hedges of forecasted revenue are reported in other comprehensive income. These gains and losses are reclassified into interest income or expense, in the same period as the hedged revenue is recognized. The Company includes time value in the assessment of effectiveness of the foreign currency derivatives. The ineffective portion of the hedge is recorded in interest expense or income. No hedge ineffectiveness for foreign currency derivatives was recorded for the year ended July 31, 2012. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted foreign currency transactions is less than twelve months. Within the next twelve months, amounts expected to be reclassified from other comprehensive income to revenue for foreign currency derivatives are nil.

In the three months ended July 31, 2010, the Company entered into three interest rate swap agreements in accordance with Company policy to mitigate the impact of LIBOR based interest expense fluctuations on Company profitability. These swap agreements, with a total hedged notional amount of $100 million were entered into to hedge future cash interest payments associated with a portion of the Company’s variable rate bank debt. The Company has designated these swaps as cash flow hedges of future cash flows associated with its variable rate debt. All effective changes in the fair value of the designated swaps are recorded in other comprehensive income (loss) and are released to interest income or expense on a monthly basis as the hedged debt payments are accrued. Ineffective changes, if any, are recognized in interest income or expense immediately. For the year ended July 31, 2012, the Company recognized other comprehensive income of $0.6 million based on the change in fair value of the swap agreements; no hedge ineffectiveness for these swap agreements was recognized in interest income or expense over the same period. Other comprehensive loss of $0 million is expected to be reclassified to interest expense within the next twelve months.

In the three months ended July 31, 2012, the Company entered into an interest rate cap agreement in accordance with Company policy to mitigate the impact of LIBOR based interest expense fluctuations on Company profitability. This swap agreement had a total notional amount of $100 million and was entered into to mitigate the interest rate impact of the Company’s variable rate bank debt. The Company accounts for the interest rate cap as a freestanding derivative.

On May 29, 2012, Diamond closed an agreement to recapitalize its balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”). The Oaktree investment initially consists of $225 million of newly-issued senior notes and warrants to purchase approximately 4.4 million shares of Diamond common stock. Oaktree’s warrants will be exercisable at $10 per share starting on March 1, 2013. The warrants are accounted for as derivative liabilities and are remeasured at fair value each reporting period with gains and losses recorded in net income.

The fair values of the Company’s derivative instruments as of July 31were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		2012	2011
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable and accrued liabilities	$—	$(581)
Interest rate contracts	Other liabilities	—	(4)
Foreign currency contracts	Accounts payable and accrued liabilities	—	—

Total derivatives designated as hedging instruments under ASC 815		$—	$(585)

Derivatives not designated as hedging instruments under ASC 815:
Commodity contracts	Prepaid and other current assets	$483	$—
Interest rate contracts	Other long-term assets	10	—
Foreign currency contracts	Accounts payable and accrued liabilities	—	(11)
Warrants	Warrant liability	(46,821)	—

Total derivatives not designated as hedging instrument under ASC 815		$(46,328)	$(11)

Total derivatives		$(46,328)	$(596)

The effects of the Company’s derivative instruments on the Consolidated Statements of Operations for the years ended July 31 were as follows:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(4)	$(643)	Interest expense	$(585)	$(728)	Interest expense	$(148)	$—
Foreign currency contracts	—	(182)	Net sales	—	(194)	Net sales	—	—

Total	$(4)	$(825)		$(585)	$(922)		$(148)	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in Income on Derivative	Amount of Income (Loss) Recognized in Income on Derivative
		2012	2011
Commodity contracts	Selling, general and administrative	$192	$—
Interest rate contracts	Interest expense	(43)	—
Foreign currency contracts	Interest expense	(10)	(145)
Warrants	Gain or (loss) on warrant liability	(10,360)	—

Total		$(10,221)	$(145)

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s cash equivalents measured at fair value on a recurring basis were $1.5 million as of July 31, 2012. These investments were classified as Level 1 based on quoted prices in active markets for identical assets, to value the cash equivalents. There were no cash equivalents as of July 31, 2011.

The Company’s derivative assets (liabilities) measured at fair value on a recurring basis were $0.5 million and ($0.6) million as of July 31, 2012 and 2011, respectively. The Company has elected to use the income approach to value the derivative liabilities, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments.

The Company’s warrant liability measured at fair value on a recurring basis was $46.8 million and $0 million as of July 31, 2012 and 2011, respectively. The Company has elected to use the income approach to value the warrant liability and uses the Black-Scholes option valuation model. This valuation is considered Level 3 due to the use of certain unobservable inputs. Inputs into the Black-Scholes model include: remaining term, stock price, strike price, maturity date, risk-free rate, and expected volatility. The significant Level 3 unobservable inputs used in the valuation are shown below:

	2012	2011
Expected volatility	54.75%	N/A
Probability of Special Redemption	0.00%	N/A

In applying the valuation model, small increases or decreases in the expected volatility would result in a significantly higher or lower fair value measurement. In addition, increases in the probability of the Special Redemption, as described below, would result in lower fair value measurements. During the quarter ended July 31, 2012, the decrease in the probability of the Special Redemption resulted in the loss associated with the increased value of the warrant liability.

The following is a reconciliation of activity for 2012 liabilities measured at fair value based on Level 3 inputs:

	Warrant Liability
	2012	2011
Beginning Balance	$—	$—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or (losses) (realized/unrealized)
Included in earnings	(10,360)	—
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	(36,461)	—
Sales	—	—
Settlements	—	—

Ending Balance	$(46,821)	$—

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

Assets and Liabilities Disclosed at Fair Value

The fair value of certain financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate the amounts recorded in the balance sheet because of the relatively short term nature of these financial instruments. The fair value of notes payable and long-term obligations at the end of each fiscal period approximates the amounts recorded in the balance sheet based on information available to Diamond with respect to current interest rates and terms for similar financial instruments, except for the Oaktree debt.

The following table presents the carrying value and fair value of our outstanding Oaktree debt as of July 31, 2012:

	Carrying Value	Fair Value
Senior Note	$103,295	$103,203
Redeemable Note	$81,686	$51,601

The fair value of the notes was estimated using a discounted cash flow approach. The discounted cash flow approach uses a risk adjusted yield to present value the contractual cash flows of the notes. The fair value of the notes would be classified as Level 3 within the fair value measurement hierarchy. The Company applies a fair value method for accounting for the paid-in-kind interest on the Oaktree debt. Under this method, the Company adjusts interest expense based on the fair value of the Oaktree debt. Accordingly, while interest expense recognition on the Oaktree debt would be at the contractual rate, the Company will account for the related interest expense based on the fair value of the Oaktree debt at every interest payment date and reporting period end.

(3) Equity Offering and Stock-Based Compensation

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

In 2005, the Company began granting shares of restricted stock and stock options under the Plan. The shares of restricted stock vest over three, four or five-year periods. The stock options expire in ten years and vest over three, four or five years. As of July 31, 2012, options to purchase 2,079,535 shares of common stock were outstanding, of which 1,448,176 were exercisable. At July 31, 2012, the Company had 739,748 shares available for future grant under the Plan.

ASC 718, “Compensation — Stock Compensation,” requires the recognition of compensation expense in an amount equal to the fair value of share-based awards. Beginning with the Company’s adoption of ASC 718 in August 2005, the fair value of all stock options granted subsequent to August 1, 2005 is recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. The guidance requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period, generally three, four or five years from date of grant or award. The Company recorded total stock-based compensation expense of $9.2 million, $7.7 million and $5.8 million for the years ended July 31, 2012, 2011 and 2010, respectively.

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

Assumptions used in the Black-Scholes model are presented below (for the year ended July 31):

	2012	2011	2010
Average expected life, in years	6	6	6
Expected volatility	49.59%	41.63%	43.77%
Risk-free interest rate	1.13%	2.10%	3.04%
Dividend rate	0.20%	0.34%	0.50%

The following table summarizes option activity during the years ended July 31, 2012, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at July 31, 2009	1,332	$18.54	6.9	$12,871
Granted	191	40.79
Exercised	(45)	18.35
Cancelled	(26)	38.64

Outstanding at July 31, 2010	1,452	21.11	6.4	$34,027
Granted	442	46.59
Exercised	(97)	18.61
Cancelled	(26)	38.61

Outstanding at July 31, 2011	1,771	27.34	6.3	$78,551
Granted	371	68.73
Exercised	(2)	27.94
Cancelled	(61)	57.33

Outstanding at July 31, 2012	2,079	33.85	5.8	$123

Exercisable at July 31, 2010	1,218	18.32	5.9	$31,939
Exercisable at July 31, 2011	1,235	19.98	5.1	$63,756
Exercisable at July 31, 2012	1,448	24.36	4.5	$123

The weighted average fair value of options granted during 2012, 2011 and 2010 was $28.50, $18.95 and $18.18, respectively. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $0.1 million, $3.0 million and $0.8 million, respectively. The total fair value of options vested during 2012, 2011 and 2010 was $4.8 million, $2.1 million and $1.4 million, respectively.

Changes in the Company’s nonvested options during 2012 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at July 31, 2011	536	$18.09
Granted	371	28.50
Vested	(237)	20.28
Cancelled	(39)	24.38

Nonvested at July 31, 2012	631	23.00

As of July 31, 2012, there was $5.7 million of total unrecognized compensation cost net of forfeitures related to nonvested stock options, which is expected to be recognized over a weighted average period of 5.4 years.

Restricted Stock Awards: Restricted stock activity during 2012, 2011 and 2010 is summarized as follows:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding at July 31, 2009	336	$21.79	—	$—
Granted	193	34.29	—	—
Vested	(76)	20.92	—	—
Cancelled	(45)	31.60	—	—

Outstanding at July 31, 2010	408	26.78	—	—
Granted	115	47.04	—	—
Vested	(115)	24.51	—	—
Cancelled	(15)	38.44	—	—

Outstanding at July 31, 2011	393	32.96	—	—
Granted	138	46.93	16	74.62
Vested	(125)	28.54	—	—
Cancelled	(26)	52.22	(3)	74.62

Outstanding at July 31, 2012	380	38.18	13	74.62

The total intrinsic value of restricted stock vested in 2012, 2011 and 2010 was $7.6 million, $5.5 million and $2.2 million, respectively.

As of July 31, 2012, there was $5.9 million of unrecognized compensation cost net of forfeitures related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 3.6 years. As of July 31, 2012, there was $0.8 million of unrecognized compensation cost net of forfeitures related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of 4.2 years.

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

The computations for basic and diluted earnings per share are as follows:

	Year Ended July 31,
	2012	2011	2010
Numerator:
Net income (loss)	$(86,336)	$26,567	$15,676
Less: income allocated to participating securities	—	(482)	(310)

Income (loss) attributable to common shareholders — basic	(86,336)	26,085	15,366
Add: undistributed income attributable to participating securities	—	412	295
Less: undistributed income reallocated to participating securities	—	(400)	(287)

Income (loss) attributable to common shareholders — diluted	$(86,336)	$26,097	$15,374

Denominator:
Weighted average shares outstanding — basic	21,692	21,577	18,313
Dilutive shares — stock options	—	656	530

Weighted average shares outstanding — diluted	21,692	22,233	18,843

Income (loss) per share attributable to common shareholders (1):
Basic	$(3.98)	$1.21	$0.84
Diluted	$(3.98)	$1.17	$0.82

(1)	Computations may reflect rounding adjustments.

Options to purchase 2,079,535, 1,771,253 and 1,451,963 shares of common stock were outstanding at July 31, 2012, 2011 and 2010, respectively. Options to purchase 776,184 shares of common stock were not included in the computation of diluted earnings per share for fiscal 2012 because the Company had a net loss, and therefore their effect would be antidilutive. Options to purchase 87,500 and 156,000 shares of common stock were not included in the computation of diluted earnings per share for fiscal 2011 and fiscal 2010 because their exercise prices were greater than the average market price of Diamond’s common stock of $54.62 and $36.43, and therefore their effect would be antidilutive.

(5) Acquisitions

Proposed Pringles Merger Terminated

On April 5, 2011, Diamond entered into a definitive agreement with The Procter & Gamble Company (“P&G”) to merge P&G’s Pringles business into the Company. On February 15, 2012, Diamond and P&G mutually agreed to terminate the Company’s proposed merger of the Pringles business. No “break-up” fee or other fees were paid to P&G in connection with the termination, which included a mutual release.

(6) Intangible Assets and Goodwill

The changes in the carrying amount of goodwill were as follows:

Balance as of July 31, 2010:	$403,264
Translation adjustments	6,471

Balance as of July 31, 2011:	409,735
Translation adjustments	(6,577)

Balance as of July 31, 2012:	$403,158

Other intangible assets consisted of the following at July 31:

	2012	2011
Brand intangibles (not subject to amortization)	$298,952	$301,148
Intangible assets subject to amortization:
Customer contracts and related relationships	159,882	163,786

Total other intangible assets, gross	458,834	464,934

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(21,813)	(14,079)

Total other intangible assets, net	$437,021	$450,855

Identifiable intangible asset amortization expense in each of the five succeeding years will amount to approximately $8.0 million.

For the years ended July 31, 2012, 2011 and 2010, the amortization period for identifiable intangible assets was approximately 20 years with amortization expense of approximately $8.0 million, $8.1 million and $3.9 million recognized, respectively.

The Company also performed its 2012 annual impairment test of goodwill and non-amortizing intangible assets required by ASC 350 as of June 30, 2012. There were no goodwill or indefinite lived intangible asset impairments during fiscal 2012, 2011 and 2010.

In November 2012, the Company performed an interim goodwill impairment test. For further information please refer to Note 16 to the Notes to the Consolidated Financial Statements.

(7) Notes Payable and Long-Term Obligations

In February 2010, Diamond entered into an agreement with a syndicate of lenders for a five-year $600 million secured credit facility (the “Secured Credit Facility”). Diamond’s Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved Diamond’s request for a $35 million increase in our revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved Diamond’s request for a $50 million increase in our revolving credit facility to $285 million, under the same terms. In May 2012, the revolving credit facility was reduced from $285 million to $255 million as part of the Third Amendment, as described below. As of July 31, 2012, the revolving credit facility had $255 million in capacity, of which $182 million was outstanding. The capacity under the revolving credit facility is scheduled to decrease to $230 million effective July 31, 2013 and $180 million effective January 31, 2014. In May 2012, Diamond made a $100 million pre-payment on the term loan facility as part of the Third Amendment. As of July 31, 2012, the term loan facility had $219 million in capacity, of which $219 million was outstanding. In addition, scheduled principal payments on the term loan facility were $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on February 25, 2015. For the year ended July 31, 2012, the blended interest rate was 4.36% for the Company’s consolidated borrowings which excludes the Oaktree debt. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility.

The Secured Credit Facility provides for customary affirmative and negative covenants and cross default provisions that may be triggered if Diamond fails to comply with obligations under their other credit facilities or indebtedness. As of July 31, 2012, the Company had obtained covenant relief under the Third Amendment, as described below. The restatement of Diamond’s fiscal 2011 and fiscal 2010 consolidated financial statements rendered the Company non-compliant with certain financial and reporting covenants, which non-compliance was waived as a result of the Forbearance agreement. Please refer below for information regarding the Forbearance agreement.

In December 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $18.7 million was outstanding as of July 31, 2012. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan is being used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds have been placed in an interest-bearing escrow account and will be made available as expenditures are approved for reimbursement. As the cash will be used to purchase non-current assets, such restricted cash has been classified as non-current on the balance sheet.

The Guaranteed Loan provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility, such as limiting our debt to EBITDA ratio to no more than 4.70 to 1.00, and our fixed charge coverage ratio to no less than 2.00 to 1.00. The financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment.

On March 21, 2012, Diamond reached an agreement with its lenders to forbear from seeking any remedies under the Secured Credit Facility with respect to specified existing and anticipated non-compliance with the credit agreement and to amend its credit agreement. Under the amended credit agreement, Diamond had continued access to its existing revolving credit facility through a forbearance period (initially through June 18, 2012) subject to Diamond’s compliance with the terms and conditions of the amended credit agreement. During the forbearance period, the interest rate on borrowings increased. The amended credit agreement required Diamond to suspend dividend payments to stockholders. In addition, Diamond paid a forbearance fee of 25 basis points to its lenders. The forbearance period concluded on May 29, 2012, when Diamond closed agreements to recapitalize its balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”).

The Oaktree investment initially consists of $225 million of newly-issued senior notes and warrants to purchase approximately 4.4 million shares of Diamond common stock. The senior notes will mature in 2020 and bear interest at 12% per year that may be paid-in-kind at Diamond’s option for the first two years. Oaktree’s warrants will be exercisable at $10 per share starting on March 1, 2013.

The Oaktree agreements provide that if Diamond secures a specified minimum supply of walnuts from the 2012 crop and achieves profitability targets for its nut businesses for the six-month period ending January 31, 2013, all of the warrants will be cancelled and Oaktree may exchange $75 million of the senior notes for convertible preferred stock of Diamond (the “Special Redemption”). The convertible preferred stock would have an initial conversion price of $20.75, which represents a 3.5% discount to the closing price of Diamond common stock on April 25, 2012, the date that the Company entered into its commitment with Oaktree. The convertible preferred stock would pay a 10% dividend that would be paid in-kind for the first two years. The warrant is accounted for as a derivative liability with gains or losses included within other expense, net. Diamond does not currently anticipate that the Special Redemption will occur.

On May 22, 2012, Diamond entered into a Waiver and Third Amendment to its Secured Credit Facility (“Third Amendment”), which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief until October 31, 2013. At that time, these covenants will become applicable at revised levels set forth in the amendment (initially 4.70 to 1.00 for the senior leverage ratio, declining over four quarters to 3.25 to 1.00 in the quarter ending July 31, 2014 and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio). The Third Amendment includes a new covenant requiring that Diamond have at least $20 million of cash, cash equivalents and revolving credit availability beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments from $10 million to $0.9 million. The Third Amendment also amends the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over the London Interbank Offered Rate (“LIBOR”) and the base rate at which loans under the Secured Credit Agreement bear interest). Initially, Eurodollar rate loans will bear interest at 5.50% plus the LIBOR for the applicable loan period, and base rate loans will bear interest at 450 basis points plus the highest of (i) the Federal Funds Rate plus 50 basis points, (ii) the Prime Rate, (iii) Eurodollar Rates plus 100 basis points. The LIBOR rate is subject to a

LIBOR floor, initially 125 basis points (the “LIBOR Floor”). The margins over LIBOR and the prime rate, and the LIBOR Floor, will decline if and when Diamond achieves reductions in its ratio of senior debt to EBITDA. The Third Amendment also eliminates the requirement that proceeds of future equity issuances be applied to repay outstanding loans, and waives certain covenants in connection with Diamond’s restatement of its consolidated financial statements.

(8) Balance Sheet Items

Inventories consisted of the following at July 31:

	2012	2011
Raw materials and supplies	$63,684	$64,060
Work in process	33,495	25,031
Finished goods	68,529	64,443

Total	$165,708	$153,534

Accounts payable and accrued liabilities consisted of the following at July 31:

	2012	2011
Accounts payable	$84,324	$74,471
Accrued salaries and benefits	13,872	16,616
Accrued promotion	21,927	27,358
Accrued taxes	4,952	4,099
Other	5,548	6,609

Total	$130,623	$129,153

(9) Property, Plant and Equipment

Property, plant and equipment consisted of the following at July 31:

	2012	2011
Land and improvements	$9,638	$10,822
Buildings and improvements	51,556	41,303
Machinery, equipment and software	169,211	168,974
Construction in progress	26,236	28,230
Capital leases	11,790	5,376

Total	268,431	254,705
Less accumulated depreciation	(119,830)	(120,238)
Less accumulated amortization	(1,657)	(192)

Property, plant and equipment, net	$146,944	$134,275

For the fiscal years ended July 31, 2012, 2011 and 2010, depreciation expense was $20.3 million, $20.0 million and $12.4 million, respectively.

During the fiscal year ended July 31, 2012, Diamond recorded asset impairment charges of $10.1 million associated with Fishers equipment that either is not currently being utilized or will not be utilized for its remaining useful life. The fair value of the equipment was determined utilizing third party quotes.

(10) Income Taxes

The components of income (loss) before income taxes, by tax jurisdiction, are as follows for the fiscal years ended July 31:

	2012	2011	2010
United States	$(65,182)	$42,269	$25,242
Foreign	(19,431)	(12,599)	(2,034)

Total	$(84,613)	$29,670	$23,208

Income tax expense consisted of the following for the fiscal years ended July 31:

	2012	2011	2010
Current
Federal	$(2,388)	$7,250	$887
State	813	785	(1,020)
Foreign	(5,363)	5,600	1,688

Total current	(6,938)	13,635	1,555

Deferred
Federal	(768)	(3,389)	7,171
State	13,624	(2,719)	274
Foreign	(4,195)	(4,424)	(1,468)

Total deferred	8,661	(10,532)	5,977

Total tax provision	$1,723	$3,103	$7,532

A reconciliation of the statutory federal income tax rate of 35% to Diamond’s effective income tax rate is as follows for the fiscal years ended July 31:

	2012	2011	2010
Federal tax at statutory rate	$(29,615)	$10,385	$8,124
State tax, net of federal benefit	9,580	(255)	(530)
Net tax benefit of earnings at lower rates	(9,727)	(10,489)	(3,197)
Accrual for uncertain tax positions	(6,382)	7,507	2,026
Acquisition costs	—	—	2,282
Compensation	258	897	744
Financing related	7,582	—	—
Domestic production activities deduction	—	(600)	(89)
Impact of tax law changes	(2,453)	(3,972)	(1,271)
Impact of valuation allowance	31,937	—	—
Changes in estimates	315	300	(712)
Other	228	(670)	155

Income tax expense	$1,723	$3,103	$7,532

Applicable U.S. income taxes have not been provided on approximately $48.3 million of undistributed earnings of certain foreign subsidiaries at July 31, 2012, because these earnings are considered indefinitely reinvested. The net federal income tax liability that would arise if these earnings were not indefinitely reinvested is approximately $16.9 million. Applicable U.S. income taxes are provided on these earnings in the periods in which they are no longer considered indefinitely reinvested.

With respect to the Company’s stock option plans, realized tax benefits in excess of tax benefits recognized in net earnings are recorded as increases to additional paid-in capital. Excess tax benefits of approximately $0, $1.4 million and $0.7 million, were realized and recorded to additional paid-in capital for fiscal 2012, 2011 and 2010, respectively. The Company has unrecorded excess stock option tax benefits of $2.0 million as of July 31, 2012, which will be credited to additional paid-in-capital when such amounts reduce cash taxes payable.

The tax effect of temporary differences and net operating losses which give rise to deferred tax assets and liabilities consist of the following as of July 31:

	2012	2011
Deferred tax assets:
Current:
Inventories	$1,528	$2,033
Receivables	149	253
Accruals	4,208	7,816
Compensation	2,583	3,896
State tax	99	48
Other	(11)	11

Total current	8,556	14,057
Valuation allowance	(4,900)	—

Net current	3,656	14,057
Non-current:
State tax credits	7,883	6,328
Retirement benefits	4,092	3,938
Other comprehensive income	2,866	2,013
Net operating loss carryover	38,191	1,863
Employee stock compensation benefits	5,790	4,351
Acquisition and integration expenses	—	6,133
Other	1,953	1,403

Subtotal	60,775	26,029

Valuation allowance	(39,732)	—

Total non-current	$21,043	$26,029

Deferred tax liabilities:
Current	$—	$—
Non-current:
Property, plant and equipment	10,783	13,617
Intangibles	127,104	129,358
Foreign unremitted earnings	7,883	9,019
Other	1,150	692

Total non-current	146,920	152,686

Total deferred taxes, net	$(122,221)	$(112,600)

Composed of:
Net current deferred taxes	$3,656	$14,057
Net non-current deferred taxes	(125,877)	(126,657)

Total deferred taxes, net	$(122,221)	$(112,600)

Valuation allowances have been provided to reduce deferred tax assets to amounts considered recoverable. The Company’s valuation allowance was $44.6 million as of July 31, 2012 and $0 as of July 31, 2011. In the

three months ended April 30, 2012, as a result of cumulative losses, the Company concluded that a valuation allowance was required on certain US and state deferred tax assets (principally NOL’s and California EZ credits) because it was management’s assessment that it was no longer more likely than not that those assets could be realized. The valuation allowances may be reversed in a future period when facts and circumstances indicate that it is more likely than not that the particular deferred tax asset can be realized.

As of July 31, 2012, the Company had $101.1 million of cumulative federal tax loss carryforwards and $112.7 million of cumulative state tax loss carryforwards. The federal loss carryforward will expire in 2032 if not used prior to that time. The state tax loss carryforwards will expire beginning fiscal 2017 through fiscal 2032. The Company also has a foreign net operating loss carryforward of $0.7 million with no expiration period. As a result of certain realization requirements of ASC 718, the table of deferred tax asset and deferred tax liabilities shown above does not include certain deferred tax assets as of July 31, 2012 and 2011 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $2.0 million if and when such deferred tax assets are ultimately realized. The Company uses tax ordering rules for purposes of determining when excess tax benefits have been realized.

The state tax credits of $13.2 million are California Enterprise Zone Credits, and $0.2 million of California Research and Development Credits, neither of which have expiration dates.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	2012	2011	2010
Balance, beginning of year	$14,260	$5,454	$313
Tax position related to current year:
Additions	359	7,977	5,429
Tax positions related to prior years:
Additions	518	840	10
Reductions	(11,210)	(11)	—
Settlements	—	—	(269)
Statute of limitations closures	—	—	(29)

Balance, end of year	$3,927	$14,260	$5,454

Included in the balance of unrecognized tax benefits at July 31, 2012, July 31, 2011 and July 31, 2010, respectively, are potential benefits of $0.6 million, $9.1 million and $2.6 million, respectively, that if recognized, would affect the effective tax rate on earnings.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company accrued $0.2 million, $0.1 million and $0 million, net of federal benefit, in interest and $0 million, $0.1 million and $0 million in penalties associated with uncertain tax positions for each of the fiscal years ended July 31, 2012, 2011 and 2010.

In the twelve months following July 31, 2012, audit resolutions, lapse of statute of limitations, and filing the amended returns could potentially reduce total unrecognized tax benefits by up to $3.0 million.

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

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed acquisition of the Pringles business from The Procter & Gamble Company (“P&G”). On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On March 20, 2012, the court appointed a lead plaintiff, and on June 13, 2012, the court appointed legal counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our outside auditor as defendants. The amended complaint purports to allege claims covering the period from October 5, 2010 through February 8, 2012 and seeks compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. On September 28, 2012, Diamond moved to dismiss the action. On November 30, 2012, the Court denied Diamond’s motion, allowing the matter to proceed with respect to Diamond and the former executive officers, and dismissed claims against Diamond’s outside auditor with leave to amend.

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

In re Diamond Foods, Inc., Derivative Litigation

On November 28, 2011 and December 19, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming certain current and former executive officers and members of the Company’s board of directors as individual defendants. On February 16, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint on March 1, 2012, again naming certain current and former executive officers and members of the Company’s board of directors as individual defendants, and also adding the Company’s outside auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010 and on or about September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement, and, against the Company’s auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. On April 16, 2012, Diamond moved to dismiss the action. On May 29, 2012, the court granted Diamond’s motion and dismissed the action with prejudice, based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ Section 14(a) claims. The court entered judgment in favor of Diamond the same day. On June 4, 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 29, 2012 order granting Diamond’s motion to dismiss. On October 12, 2012, the appellant filed its opening brief. Diamond filed its answering brief on November 27, 2012.

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

At July 31, 2012, the Company had $2.8 million of letters of credit outstanding related to normal business transactions and commitments of $2.2 million to purchase new equipment.

Operating lease expense for the fiscal years ended July 31, 2012, 2011 and 2010 were $5.5 million, $4.7 million and $3.2 million, respectively.

At July 31, 2012, future minimum payments under non-cancelable operating leases (primarily for real property) were as follows:

2013	$6,084
2014	4,414
2015	3,906
2016	2,683
2017	1,905
Thereafter	5,245

Total	$24,237

At July 31, 2012, future minimum payments under non-cancelable capital leases (primarily for real property) were as follows:

2013	$2,164
2014	2,211
2015	2,259
2016	2,307
2017	2,277
Thereafter	704

Total	$11,922

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

The geographic distributions of the Company’s net sales for the fiscal years ended July 31 were as follows:

	2012	2011	2010
United States	$754,966	$676,829	$556,141
Europe	141,670	161,365	64,909
Other	84,782	128,494	61,276

Total	$981,418	$966,688	$682,326

Net sales by channel:

	Year Ended July 31,
	2012	2011	2010
Snack	$605,821	$553,676	$323,620
Culinary and Retail In-shell	292,756	263,161	248,960

Total Retail	898,577	816,837	572,580

International Non-Retail	51,208	119,017	69,206
North American Ingredient/Food Service Other	31,633	30,834	40,540

Total Non-Retail	82,841	149,851	109,746

Total Net Sales	$981,418	$966,688	$682,326

The geographic distributions of the Company’s long-lived assets as of July 31 were as follows:

	2012	2011
United States	$116,273	$107,077
United Kingdom	30,671	27,198

Total	$146,944	$134,275

(13) Valuation Reserves and Qualifying Accounts

	Beginning of Period	Charged to Expense	Charged to Reserve	End of Period
Allowance for Doubtful Accounts
Year ended July 31, 2010	$500	$106	$—	$606
Year ended July 31, 2011	606	55	(19)	642
Year ended July 31, 2012	642	(165)	—	477
Deferred Tax Asset Valuation Allowance
Year ended July 31, 2010	$—	$—	$—	$—
Year ended July 31, 2011	—	—	—	—
Year ended July 31, 2012	—	44,632	—	44,632

(14) Retirement Plans

Diamond provides retiree medical benefits and sponsors two defined benefit pension plans. One of the defined benefit plans is a qualified plan covering all bargaining unit employees and the other is a nonqualified plan for one former salaried employee. The amounts shown for pension benefits are combined amounts for all plans. Diamond uses a July 31 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Any employee who joined the Company after January 15, 1999 is not entitled to retiree medical benefits.

In March 2010, the Company determined that the defined benefit pension plan for the bargaining unit employees would be frozen at July 31, 2010 in conjunction with the execution of a new union contract. This amendment was accounted for in accordance with ASC 715, “Compensation — Retirement Benefits.”

Obligations and funded status of the remaining benefit plans at July 31 were:

	Pension Benefits		Other Benefits
Change in Benefit Obligation	2012	2011	2012	2011
Benefit obligation at beginning of year	$26,868	$24,186	$2,269	$2,204
Service cost	97	79	62	65
Interest cost	1,323	1,258	104	107
Plan participants' contributions	—	—	19	27
Plan amendments	—	—	—	—
Actuarial loss (gain)	2,838	1,809	(371)	61
Benefits paid	(489)	(464)	(87)	(195)

Benefit obligation at end of year	$30,637	$26,868	$1,996	$2,269

	Pension Benefits		Other Benefits
Change in Plan Assets	2012	2011	2012	2011
Fair value of plan assets at beginning of year	$14,451	$13,144	$—	$—
Actual return on plan assets	709	1,771	—	—
Employer contribution	—	—	68	168
Plan participants' contributions	—	—	19	27
Benefits paid	(489)	(464)	(87)	(195)

Fair value of plan assets at end of year	$14,671	$14,451	$—	$—

Funded status at end of year	$(15,966)	$(12,417)	$(1,996)	$(2,269)

Assets (liabilities) recognized in the consolidated balance sheet at July 31 consisted of:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Current liabilities	$(5,865)	$—	$(106)	$(114)
Noncurrent liabilities	(10,101)	(12,417)	(1,890)	(2,155)

Total	$(15,966)	$(12,417)	$(1,996)	$(2,269)

Amounts recognized in accumulated other comprehensive income (pre-tax) as of July 31 consisted of:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Net loss (gain)	$12,026	$9,545	$(4,686)	$(5,086)
Prior service cost	—	87	—	—

Total	$12,026	$9,632	$(4,686)	$(5,086)

The accumulated benefit obligation for all defined benefit pension plans was $30.6 million and $24.4 million at July 31, 2012 and 2011.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of July 31 was as follows:

	2012	2011
Projected benefit obligation	$30,637	$26,868
Accumulated benefit obligation	30,637	24,400
Fair value of plan assets	14,671	14,451

Components of net periodic benefit cost (income) for the fiscal years ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Net Periodic Benefit Cost / (Income)
Service cost	$97	$79	$728	$62	$65	$63
Interest cost	1,323	1,258	1,198	104	107	133
Expected return on plan assets	(1,134)	(1,031)	(952)	—	—	—
Amortization of prior service cost	16	16	26	—	—	—
Amortization of net (gain) loss	782	643	517	(771)	(795)	(824)
Curtailment cost	71	—	3	—	—	—

Net periodic benefit cost / (income)	$1,155	$965	$1,520	$(605)	$(623)	$(628)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.8 million and $0, respectively. The estimated net gain and prior service cost for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.7 million and $0, respectively.

For calculation of retiree medical benefit cost, prior service cost is amortized on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants. For calculation of net periodic pension cost, prior service cost is amortized on a straight-line basis over the average remaining years of service of the active plan participants.

Assumptions

Weighted-average assumptions used to determine benefit obligations at July 31 were as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	3.09%	5.00%	5.28%	3.20%	4.70%	5.00%
Rate of compensation increase	N/A	5.50	5.50	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal years ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	5.00%	5.28%	5.80%	4.70%	5.00%	5.80%
Expected long-term return on plan assets	8.00	8.00	8.00	N/A	N/A	N/A
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A

The expected long-term rate of return on plan assets is based on the established asset allocation.

Assumed trend rates for medical plans were as follows:

	2012	2011	2010
Health care cost trend rate assumed for next year	8.75%	9.00%	9.50%
Rate to which the cost trend rate assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year the rate reaches ultimate trend rate	2028	2028	2020

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$21	$(18)
Effect on post-retirement benefit obligation	210	(182)

Plan Assets

Effective July 31, 2010, Diamond adopted the provisions of ASU No. 2010-06 on employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The fair values of the Company’s pension plan assets by asset category were as follows (see Note 2 for description of levels):

	Fair Value Measurements at July 31, 2012
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$317	$—	$317	$—
Mutual funds — equity:
Domestic	5,602	5,602	—	—
International	1,978	1,978	—	—
Mutual funds — debt:
Government	2,078	2,078	—	—
Corporate	4,039	4,039	—	—
Other	657	657	—	—

Total	$14,671	$14,354	$317	$—

	Fair Value Measurements at July 31, 2011
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$419	$—	$419	$—
Mutual funds — equity:
Domestic	5,681	5,681	—	—
International	2,180	2,180	—	—
Mutual funds — debt:
Government	1,909	1,909	—	—
Corporate	3,547	3,547	—	—
Other	715	715	—	—

Total	$14,451	$14,032	$419	$—

Pension obligations and expenses are most sensitive to the expected return on pension plan assets and discount rate assumptions. Other post-retirement benefit obligations and expenses are most sensitive to discount rate assumptions and health care cost trend rate. Diamond determines the expected return on pension plan assets based on an expectation of the average annual returns over an extended period of time. This expectation is based, in part, on the actual returns achieved by the Company’s pension plan in prior periods. The Company also considers the weighted average historical rates of return on securities with similar characteristics to those in which the Company’s pension assets are invested.

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

Cash Flows

Estimated future benefit payments, which reflect expected future service, as appropriate, expected to be paid are as follows:

	Pension Benefits	Other Benefits
2013	$6,473	$113
2014	666	140
2015	745	135
2016	758	126
2017	781	100
2018 — 2022	4,765	697

Defined Contribution Plan

The Company also recognized defined contribution plan expenses of $1.8 million, $1.4 million and $0.7 million for the fiscal years ended July 31, 2012, 2011 and 2010, respectively.

(15) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended July 31, 2012
Net sales	$287,393	$262,351	$207,685	$223,989
Gross profit	61,307	41,922	34,228	42,264
Operating expenses (1)	59,385	58,033	51,796	61,144
Net income (loss)	10,801	(20,184)	(44,017)	(32,936)
Basic earnings (loss) per share	0.49	(0.93)	(2.02)	(1.52)
Basic shares (in thousands)	21,668	21,724	21,752	21,733
Diluted earnings (loss) per share	0.47	(0.93)	(2.02)	(1.52)
Diluted shares (in thousands)	22,567	21,724	21,752	21,733

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended July 31, 2011
Net sales	$252,061	$256,844	$223,066	$234,717
Gross profit (2)	56,108	58,978	52,490	48,903
Operating expenses (3)	36,337	35,245	41,898	49,411
Net income	9,282	11,098	3,351	2,836
Basic earnings per share	0.42	0.51	0.15	0.13
Basic shares (in thousands)	21,489	21,565	21,604	21,652
Diluted earnings per share	0.42	0.49	0.15	0.12
Diluted shares (in thousands)	21,933	22,212	22,332	22,569

(1)	Includes acquisition and integration related expenses of $0.7 million, $11.3 million, $12.1 million and $17.2 million for the quarters ended July 31, 2012, April 30, 2012, January 31, 2012 and October 31, 2011, respectively.
(2)

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
(3)	Includes acquisition and integration related expenses of $12.9 million, $5.9 million, $1.0 million, and $0.6 million for the quarters ended July 31, 2011, April 30, 2011, January 31, 2011 and October 31, 2010, respectively.

(16) Subsequent Events

On October 25, 2012, Diamond announced a plan to consolidate its manufacturing operations and will close its facility in Fishers, Indiana. Certain manufacturing equipment at Fishers will be relocated to our facility in Stockton, California.

In November 2012, subsequent to Diamond’s annual goodwill impairment measurement date, Diamond performed step 1 of the goodwill impairment analysis in accordance with ASC 350, by comparing the estimated fair value of Diamond’s single reporting unit in relation to the Company’s market capitalization, including an estimate for control premium. This review was triggered by the decline in the Company’s share price as a result of the Company’s filing of the fiscal 2011 and fiscal 2010 restatement of the consolidated financial statements on November 14, 2012. Goodwill was determined not to be impaired.

On November 19, 2012, Mr. Mendes formally resigned from the Company. The Company and Mr. Mendes entered into a Separation and Clawback Agreement, pursuant to which Mr. Mendes agreed to deliver to the Company a cash payment of $2.7 million (“Cash Clawback”), representing the total value of his fiscal 2010 and fiscal 2011 bonuses and 6,665 shares of Diamond common stock, representing the vested shares of Company common stock awarded to Mr. Mendes after fiscal 2010. The Cash Clawback will be deducted from the amount Diamond owes to Mr. Mendes pursuant to the Diamond Foods Retirement Restoration Plan (“SERP”). Mr. Mendes and Diamond have determined that prior to giving effect to the Cash Clawback, the retirement benefit due to Mr. Mendes in a lump sum under the SERP was approximately $5.4 million. Accordingly, after giving effect to the Cash Clawback, the SERP amount will be reduced to approximately $2.7 million, which is expected to be paid in December 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to our principal officers as appropriate to allow timely decisions regarding required disclosure. Management determined that due to the material weaknesses in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of July 31, 2012. Notwithstanding the material weaknesses, management has concluded that the consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting

The material weaknesses in our internal control over financial reporting discussed below were identified in connection with the preparation and filing of Amendment No. 2 to our Annual Report on Form 10-K for the year ended July 31, 2011, and we have begun remediating those control deficiencies. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following initial remediation steps that have been implemented by the Company:

Control Environment

•	Replacement of former CEO; and

•	Hiring of a new Controller.

Walnut Grower Accounting

•	Revised grower contracts for new growers and renewals.

Management’s Report on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting (as is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of our financial statements in accordance with generally accepted accounting principles. A system of internal control over financial reporting has inherent limitations and may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting as of July 31, 2012. Based on that evaluation, our management determined that material weaknesses in our internal control over financial reporting existed as of July 31, 2012, as described below. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2012. We have reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in our internal control over financial reporting are identified as follows:

•

Control Environment — The control environment, which includes the Company’s Code of Conduct and Ethics Policy, is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its employees, and is the foundation for the other components of internal control over financial reporting. Former senior management’s operating style did not result in the open flow of information and communication and set a tone that contributed to an ineffective control environment in which dissemination of information was limited and alternative ideas were not routinely encouraged. This control environment material weakness contributed significantly to the material weaknesses related to walnut grower accounting described below.

•

Walnut Grower Accounting — Former senior management did not document the accounting policies or sufficiently design the processes for walnut grower payments and determination of walnut cost estimates. Further, management did not effectively or consistently communicate the nature and intent of certain prior walnut grower payments throughout the organization, which contributed to prior conflicting communications with growers and incomplete and ineffective communication and flow of information throughout the Company and to those charged with governance. The controls that were in place were not designed to ensure that the annual walnut costs and the quarterly walnut cost estimates and changes in such estimates were sufficiently supported and based on consideration of all relevant information. The controls that were in place were also not designed to provide for appropriate segregation of duties. These factors caused our controls related to accounting for walnut grower payments and quarterly walnut cost estimates to be ineffective for ensuring that walnut costs were recorded correctly within the appropriate period.

•

Accounts Payable and Accrued Expenses — Our controls over invoice processing were improperly designed and were not effective in ensuring that costs were recorded within the appropriate account and period.

Deloitte & Touche LLP, our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in Item 9A.

Remediation Efforts

We have developed certain remediation steps to address the material weaknesses discussed above, to reinforce a control environment that facilitates internal and external communications, and to improve our internal control over financial reporting. If not remediated, these control deficiencies could result in further material misstatements to our financial statements. The Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes described within Changes in Internal Control Over Financial Reporting above, are essential to maintaining a strong internal control environment. Along with the Changes in Internal Control described above, the following remediation steps are among the measures that will be implemented as soon as practicable:

Control Environment

•	Replacement of former CFO (interim CFO engaged in February 2012);

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

Walnut Grower Accounting

•	Revised the walnut cost estimation policy to incorporate a wide variety of inputs each quarter with review and sign-off by cross-functional management;

•	Enhanced documentation, oversight and monitoring of accounting policies and procedures relating to walnut grower payments and walnut grower accounting;

•	Enhanced review and oversight of grower communications;

•	Reassessment of responsibilities and realignment of reporting relationships within the walnut operations and grower accounting function;

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

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent significant improvements in our controls when they are fully implemented. We believe that we have made progress toward the remediation of the material weaknesses described above. However, certain remediation steps have not been implemented or have not had sufficient time to be fully integrated in the operations of our internal control over financial reporting. As such, the identified material weaknesses in internal control over financial reporting will not be considered remediated until controls have been designed and/or controls are in operation for a sufficient period of time for our management to conclude that the control environment is operating effectively. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

/s/ Brian Driscoll	/s/ Michael Murphy
President and Chief Executive Officer	Interim Chief Financial Officer

December 7, 2012

Item 9B. Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Diamond Foods, Inc.

San Francisco, California

We have audited Diamond Foods, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•

Control Environment — The control environment, which includes the Company’s Code of Conduct and Ethics Policy, is the responsibility of senior management, sets the tone of the organization, influences the actions of its employees, and is the foundation for all other components of internal control over financial reporting. The Company did not maintain an effective control environment. Management’s operating style and concentrated decision making increased the risk of management override of certain controls, limited effective communication and flow of information throughout the organization and to those charged with governance and did not provide an environment that consistently encouraged open discussion of alternate views or opinions.

•

Walnut Grower Accounting — The above material weakness in the control environment contributed to material weaknesses in walnut grower accounting control activities. Management did not effectively or consistently communicate the nature and intent of certain prior walnut grower payments throughout the organization, to growers, and to those charged with governance. Controls were not designed to ensure that the annual walnut costs and quarterly walnut cost estimates and changes in such estimates were sufficiently supported and based on consideration of all relevant information. Controls over walnut costs and accounting for certain grower payments were improperly designed, were not designed to provide appropriate segregation of duties, and were not operating effectively in ensuring that walnut costs and payments were recorded correctly in the appropriate period.

•

Accounts Payable and Accrued Expenses — The controls over recording accounts payable and accrued expenses were improperly designed and were not operating effectively to ensure that all expenditures were identified and recorded in the appropriate account and period.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audits of the consolidated financial statements as of and for the year ended July 31, 2012, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 31, 2012, of the Company and our report dated December 6, 2012, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Francisco, California

December 6, 2012

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board currently consists of eleven directors.

Name	Age	Principal Occupation	Director Since
Laurence M. Baer	55	President, San Francisco Giants Baseball Club	2005
Edward A. Blechschmidt	60	Retired former Chief Executive Officer and current member of three public company boards	2008
Alison Davis	50	Retired, Former Managing Partner, Belvedere Capital	2012
Brian J. Driscoll	53	President and Chief Executive Officer of Diamond Foods, Inc.	2012
R. Dean Hollis	52	Retired former President and Chief Operating Officer, ConAgra Foods, Inc. Consumer Foods and International Division	2012
Robert M. Lea	69	Founder and Owner, Law Offices of Robert Lea	2005
Nigel A. Rees	66	Vice President and Controller, McKesson Corporation	2012
William Tos.	54	Co-owner, Tos Farms, Inc.	2012
Glen C. Warren	56	President, Antero Resources	2005
Matthew C. Wilson	37	Managing Director, Oaktree Capital Management, L.P.	2012
Robert J. Zollars	55	Chairman and Chief Executive Officer of Vocera Communications, Inc.	2005

Laurence M. Baer. Mr. Baer has served as the President of the San Francisco Giants Baseball Club, a major league baseball team, since October 2008. Prior to becoming President, Mr. Baer was Executive Vice President of the San Francisco Giants Baseball Club since 1992 and was its Chief Operating Officer since 1996. From 1985 through 1989, Mr. Baer served in marketing positions at Westinghouse Broadcasting. From 1990 until 1992, Mr. Baer served as Assistant to the Chairman of CBS, Inc., a media and entertainment corporation. Mr. Baer holds a B.A. from the University of California, Berkeley, and an M.B.A. from Harvard Business School. Mr. Baer brings to Diamond a background in marketing, media and general management and lends his expertise to our strategic focus on building our consumer brands, including the use of advertising and consumer promotions.

Edward A. Blechschmidt was Chief Executive Officer of Novelis Corp. from 2006 until its sale to the Birla Group in 2007. Mr. Blechschmidt was Chairman, Chief Executive Officer and President of Gentiva Health Services, Inc., a leading provider of specialty pharmaceutical and home health care services, from 2000 to 2002. From 1999 to 2000, Mr. Blechschmidt served as Chief Executive Officer and a director of Olsten Corporation, the conglomerate from which Gentiva Health Services was split off and taken public. He served as President of Olsten from 1998 to 1999. Mr. Blechschmidt also served as President and Chief Executive Officer of Siemens Nixdorf America and Siemens Pyramid Technologies from 1996 to 1998. Prior to Siemens, he spent more than 20 years with Unisys Corporation, including serving as its Chief Financial Officer. Mr. Blechschmidt serves as a director of Lionbridge Technologies, Inc., VWR International and Columbia Laboratories, Inc. Mr. Blechschmidt also is Chairman of the Board of Quintig, a private software company. In addition, he served on the board of directors of Healthsouth Corp. from 2004 to 2012 and Option Care, Inc. from 2005 to 2007. He has a B.S. in

Business Administration from the Arizona State University. Mr. Blechschmidt brings to the Board his extensive background in executive management, mergers and acquisitions, and his financial and accounting expertise, including as Audit Committee Chairman for other public companies.

Alison Davis is the former Managing Partner of Belvedere Capital, a private equity firm and regulated bank holding company focused on investments in the financial services sector, where she worked from 2003 to December 2010. From 2000 to 2003, Ms. Davis was the Chief Financial Officer and a member of the Global Management Committee of Barclays Global Investors, an institutional asset manager with $1.5 trillion of assets under management. From 1984 to 2000, Ms. Davis worked as a strategy consultant and advisor to Fortune 500 CEOs, boards and executive teams with A.T. Kearney and McKinsey & Company. Ms. Davis has extensive experience serving on the boards of public companies and currently serves on the boards of the Royal Bank of Scotland and Unisys. Ms. Davis received a B.A. degree and M.A. degree in Economics from Cambridge University and an M.B.A. from the Stanford Graduate School of Business. With her experience in global financial services and her roles as a senior executive and as a consultant, Ms. Davis brings valuable expertise in corporate strategy and financial management to our Board and to the Audit Committee.

Brian J. Driscoll has served as President and Chief Executive Officer of Diamond Foods and as a member of our Board since May 2012. Prior to joining Diamond, Mr. Driscoll was Chief Executive Officer of Hostess Brands from June 2010 to March 2012, which filed for Chapter 11 bankruptcy protection in January 2012. From 2002 to June 2010, he held senior management positions at Kraft Foods, Inc., including as President, Sales, Customer Service and Logistics, Kraft North America from 2007 to June 2010. Mr. Driscoll joined Kraft Foods, Inc. as a result of Kraft’s acquisition of Nabisco Biscuits and Snacks, where he worked from 1995 to 2002, first as President of Sales and Integrated Logistics and later as the Senior Vice President, Biscuit Sales and Customer Service. Earlier in his career, Mr. Driscoll held sales and sales management positions of increasing responsibility at Nestlé USA and Procter & Gamble Company. Mr. Driscoll holds a B.S. degree from St. John’s University. Mr. Driscoll brings to the Board extensive experience is the food and consumer packaged goods industries as well as a background in general management, sales and logistics.

R. Dean Hollis is the former President and Chief Operating Officer of the Consumer Foods and International Division of ConAgra Foods, Inc. and served in that role from December 2005 to July 2008. Mr. Hollis had management responsibility for ConAgra’s consumer and customer branded businesses consisting of over 40 global brands in 110 countries. During Mr. Hollis’ 21 years with ConAgra, he had a broad array of responsibilities, including Executive Vice President, Retail Products; President, Frozen Foods; President, Grocery Foods; President, Specialty Foods; and President, Gilardi Foods. Currently, Mr. Hollis is a Senior Advisor for Oaktree Capital Management, L.P. He also serves on the board of directors for AdvancePierre Foods, an Oaktree portfolio company, for which he is Chairman of the Board, Landec Corporation, for which he chairs the Compensation Committee and Smart Balance, Inc., for which he serves on the Audit Committee. Mr. Hollis is a graduate of Stetson University where he currently serves on its board. Mr. Hollis also serves on the university’s finance committee and marketing and enrollment committee, which he also chairs. Mr. Hollis is a Board designee for Oaktree Capital Management, which has the right to designate two members to the Board in connection with its investment in Diamond. With over 20 years of experience in the food industry, Mr. Hollis provides the Board with significant expertise in marketing and sales of packaged foods, overall strategy development for food products and in-depth general management expertise for investing in food companies.

Robert M. Lea served as a member of the Board of Directors of our predecessor company, Diamond Walnut Growers, from 1993 to 2005. Since 2004, Mr. Lea has practiced law as a solo practitioner with the Law Offices of Robert Lea, which he founded. From 1984 to 2003, Mr. Lea was a partner of the law firm Lea & Arruti. Mr. Lea holds a B.A. from the University of California, Davis and a J.D. from the University of California, Berkeley, School of Law (Boalt Hall). Mr. Lea brings to Diamond Foods extensive legal experience handling complex civil cases, business experience generally, a long-term perspective on Diamond as a result of his service on the Board of Diamond Walnut Growers, and his insights on the walnut industry, tree-nut commodity markets and general economic conditions affecting Diamond.

Nigel A. Rees joined McKesson Corporation, a publicly traded healthcare services and technology company, in 2001 and he serves as its Vice President and Controller. Prior to joining McKesson Corporation, Mr. Rees was Senior Vice President of Finance from 1998 to 2001 for Adecco, SA, a global staffing and professional services company. From 1995 to 1998, he served as Director of Internal Audit for Tandem Computers, Inc., from 1993 to 1994, he served as the Chief Financial Officer for International Microcomputer Software, Inc., and from 1991 to 1993, he served as Vice President of Finance and Administration for Challenge Dairy Products, Inc. Mr. Rees is a CPA and began his career in public accounting with Deloitte and Touche LLP. He holds an M.B.A. from the University of Washington and a B.A. from Whitman College. Mr. Rees brings to Diamond deep expertise in financial reporting, accounting and compliance.

William L. Tos, Jr., is a third-generation Northern California family farmer and co-owner of Tos Farms, Inc., and a partner with the Tos Farming Company. Tos Farms harvests peaches, plums, nectarines, cherries, table grapes, corn, alfalfa, walnuts and almonds. Mr. Tos presently serves as an alternate member of the Walnut Marketing Board and the California Walnut Commission. From 1991 to 2005 he served as a director of Diamond Walnut Growers, Inc., the predecessor to Diamond Foods, and as a member of the California Tree Fruit Agreement Research Committee. He served as the past director of the Kings County Farm Bureau from 1988 through 1991 and currently is a member of the Kings County (California) Board of Supervisors Agricultural Advisory Committee. Mr. Tos received a B.S. degree from California Polytechnic State University. Mr. Tos brings to Diamond deep experience in agribusiness and the walnut industry, and he has a long-term perspective on Diamond as a result of his service on the Board of Diamond Walnut Growers.

Glen C. Warren, Jr. Mr. Warren has served as President, Chief Financial Officer and a director of Antero Resources LLC, a natural gas exploration and production company, since 2002. Prior to joining Antero Resources LLC, Mr. Warren served as a Managing Director of Concert Energy Advisors, an investment banking advisory firm to energy companies, from 2001 to 2002. From 1998 to 2001, Mr. Warren served as Chief Financial Officer, Executive Vice President and a member of the Board of Directors of Pennaco Energy, Inc., an energy exploration and production company. From 1989 to 1998, Mr. Warren was an investment banker with Dillon, Read & Co., Inc., Kidder, Peabody & Co. Incorporated and Lehman Brothers Inc. From 2004 to May 2007, Mr. Warren served on the board of Venoco, Inc. Mr. Warren holds a B.A. from the University of Mississippi, a J.D. from the University of Mississippi School of Law and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles. Mr. Warren has wide-ranging experience and expertise in mergers and acquisitions, finance, and investment banking, which assist us in assessing strategic transactions to support our growth plans.

Matthew C. Wilson has been a Managing Director with Oaktree Capital Management, L.P. since November 2007 and leads the firm’s principal investments in the consumer products, food and beverage and retail sectors. Mr. Wilson began his career in the Investment Banking division of Merrill Lynch & Co., where he worked from 1997 to 1999 and later joined J.H. Whitney & Co in their middle market buyout group, where he worked from 1999 to 2001. He then went to work at H.I.G. Capital, LLC in 2003, where Mr. Wilson was a founding member of Bayside Capital, Inc., a fund focused on special situations and credit oriented investments. He currently serves on the Boards of Directors of AdvancePierre Foods, for which he chairs the Compensation Committee and serves on the Audit Committee, and The Bridge Direct, Inc. He is also a member of Board of Trustees of The Children’s Bureau of Los Angeles. Mr. Wilson earned B.A. degrees in Economics and History from the University of Virginia and an M.B.A. from the Harvard Business School. Mr. Wilson is a Board designee for Oaktree Capital Management, which has the right to designate two members to the Board in connection with its investment in Diamond. Mr. Wilson brings to Diamond transactional and finance expertise as well as investment experience in consumer packaged goods companies, which Diamond will leverage in setting its operational and strategic direction.

Robert J. Zollars has served as Chairman and Chief Executive Officer of Vocera Communications, Inc., a company providing instant wireless communications solutions, since June 2007. From May 2006 to June 2007, Mr. Zollars was President and Chief Executive Officer of Wound Care Solutions, LLC, a holding company that operates chronic wound care centers in partnership with hospitals in the U.S. From July 1999 to March 2006, Mr. Zollars was Chairman of the Board of Directors and Chief Executive Officer of Neoforma, Inc., a provider of supply chain management solutions for the healthcare industry. From 1997 to 1999, Mr. Zollars served as Executive Vice President and Group President of Cardinal Health, Inc., a healthcare products and services company. Earlier in his career, while employed at Baxter International, a healthcare products and services company, Mr. Zollars served as President of a dietary products joint venture between Baxter International and Kraft General Foods. Mr. Zollars holds a B.S. from Arizona State University and an M.B.A. from John F. Kennedy University. Mr. Zollars brings to the Board his experience in serving as the chief executive of public companies and running businesses from $100 million to over $5 billion in revenue, and his expertise in general management, corporate strategy, and mergers and acquisitions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires our directors and officers, and persons who own shares representing more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. The Securities and Exchange Commission regulations also require these persons to furnish us with a copy of all Section 16(a) forms they file. Based solely on our review of the copies of the forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2012.

CORPORATE GOVERNANCE MATTERS

We are committed to maintaining high standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a code of conduct and ethics for our directors, officers and employees, known as the Diamond Code of Conduct. Our certificate of incorporation, bylaws, committee charters and Diamond Code of Conduct form our corporate governance framework. The Diamond Code of Conduct and the charters governing the responsibilities and duties of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are available through the investor relations page at our website: www.diamondfoods.com. We will post on this website any amendments to the Diamond Code of Conduct.

Leadership Structure and Risk Oversight

The Board regularly considers the appropriate leadership structure for the Company and believes that it is important to retain the flexibility to be able to adjust the leadership structure as circumstances require. From January 2010 until February 2012, our former Chief Executive Officer was also our Chairman of the Board. From July 2011 to February 2012, Mr. Zollars served as the Lead Director for our Board of Directors, with responsibility for leading the independent directors. In February 2012, our former Chairman and Chief Executive Officer was placed on administrative leave, and at that time Mr. Zollars was appointed to serve as Chairman of the Board. In May 2012, Brian Driscoll was appointed President and Chief Executive Officer and a member of the Board, with Mr. Zollars remaining as Chairman.

We believe it is beneficial to have an independent Chairman whose role is to lead the Board. In deciding to separate the CEO and Chairman positions, the Board considered Diamond’s corporate governance requirements and anticipated time commitments required from the Board as distinct from requirements on Mr. Driscoll as CEO. We believe our CEO and our Chairman have an excellent working relationship that has allowed Mr. Driscoll to effectively transition into the role of Diamond’s CEO and will allow Mr. Driscoll to focus on the challenges facing Diamond. We believe that the separate Chairman position, filled by one of our independent directors, supports the Board’s role in providing strong, independent oversight of the governance of the Company.

Our Board has responsibility, directly and through its committees for the oversight of risk management, and our officers are responsible for the day-to-day management of the material risks we face. In its oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The involvement of the Board in setting our business strategy at least annually is a key part of its oversight of risk management, as is its assessment of management’s appetite for risk and its determination of what constitutes an appropriate level of risk for Diamond Foods. The Board regularly receives updates from management and outside advisors regarding certain risks we face, including litigation and various operating risks.

In addition, our Board committees each oversee certain aspects of risk management. For example, our Audit Committee is responsible for overseeing risk management of financial matters, financial reporting, the adequacy of our risk-related internal controls, and internal investigations; our Compensation Committee oversees risks related to compensation policies and practices; and our Nominating and Governance Committee oversees governance related risks, such as Board independence and conflicts of interest, as well as management and director succession planning. Our Board committees report their findings to the Board.

Senior management attends Board and Board committee meetings at the invitation of the Board or its committees and is available to address any questions or concerns raised by the Board on risk management-related and any other matters. The Board holds strategic planning sessions with senior management periodically to discuss strategies, key challenges, and risks and opportunities for the Company.

The Audit Committee is responsible for: overseeing the integrity of our accounting and financial reporting processes and the audits of our financial statements; monitoring the periodic reviews of the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by our independent auditors and Diamond Foods’ financial and senior management; reviewing and evaluating the independence and performance of our independent auditors; and facilitating communication among our independent auditors, our financial and senior management and the Board. The committee has the authority and right, at our expense, to retain legal and other consultants, experts and advisers of its choice to assist the committee in connection with its functions. At the beginning of fiscal 2012, our Audit Committee was comprised of Mr. Blechschmidt (our Audit Committee Chair), Mr. Zollars and one of our former Board members, Rick Wolford. In February 2012, Mr. Wolford was appointed our Interim Chief Executive Officer, at which time he stepped down from the Audit Committee and Mr. Warren joined in his place. In March 2012, Ms. Davis and Mr. Rees were appointed to the Board and the Audit Committee, at which time Mr. Zollars left the committee. As a result, the Audit Committee as of March 2012 was comprised of Mr. Blechschmidt, Mr. Warren, Ms. Davis and Mr. Rees. Mr. Warren then stepped down from the Audit Committee in September 2012. The Board has determined that each of our current Audit Committee members, Ms. Davis, Mr. Rees and Mr. Blechschmidt, qualifies as an “audit committee financial expert” as defined by SEC rules. All of the members of the Audit Committee are independent directors under applicable NASDAQ rules. The Audit Committee met 27 times during fiscal 2012. The Audit Committee is governed by a charter adopted by the Board, which is available at the Investor Relations page of our Internet website (www.diamondfoods.com) and upon written request to Diamond Foods, Inc., 600 Montgomery Street, 13th Floor, San Francisco, CA 94111, attention: Investor Relations.

MANAGEMENT

Executive Officers

Name	Age	Position
Brian J. Driscoll	53	President, Chief Executive Officer and Director
Michael Murphy	54	Interim Chief Financial Officer
Lloyd J. Johnson	50	Chief Sales Officer, Executive Vice President
Andrew Burke	46	Chief Marketing Officer, Executive Vice President
David J. Colo	49	Executive Vice President, Global Operations and Supply Chain
Linda B. Segre	52	Senior Vice President, Corporate Strategy and Human Resources
Stephen E. Kim	43	Senior Vice President, General Counsel

Brian J. Driscoll has served as President and Chief Executive Officer of Diamond Foods and as a member of the Diamond Foods Board of Directors since May 2012. Prior to joining Diamond Foods, Mr. Driscoll was Chief Executive Officer of Hostess Brands from June 2010 to March 2012, which filed for Chapter 11 bankruptcy protection in January 2012. From 2002 to June 2010, he held senior management positions at Kraft Foods, Inc., including as President, Sales, Customer Service and Logistics, Kraft North America from 2007 to June 2010. Mr. Driscoll joined Kraft Foods, Inc. as a result of Kraft’s acquisition of Nabisco Biscuits and Snacks, where he worked from 1995 to 2002, first as President of Sales and Integrated Logistics and later as the Senior Vice President, Biscuit Sales and Customer Service. Earlier in his career, Mr. Driscoll held sales and sales management positions of increasing responsibility at Nestlé USA and Procter & Gamble Company. Mr. Driscoll is a graduate of St. John’s University and he has completed Northwestern University’s Kellogg School of Management’s CEO Perspective Program.

Michael Murphy has served as Diamond Foods’ interim Chief Financial Officer since February 2012. Mr. Murphy has served as a Managing Director of AlixPartners, a global business consulting firm, since 2005 and has over twenty-five years of professional experience in providing financial consulting services. He has served in interim officer roles including Chief Financial Officer, Chief Operating Officer, Chief Administrative Officer, Chief Restructuring Officer and Treasurer. He has extensive experience in a broad range of industries including consumer packaged goods, retail, media, high technology and real estate.

Lloyd J. Johnson has served as our Executive Vice President and Chief Sales Officer since September 2008. From 2005 until August 2008, Mr. Johnson was a Senior Vice President for Expedia Inc., an online travel service company, during which time he managed various divisions within the Partner Services Group. Prior to joining Expedia, Mr. Johnson was employed at Kraft Foods, Inc., a food company, where he was Vice President, Sales and Customer Development, Kraft Canada from January 2005 to June 2005, and Customer Vice President, Kroger, from 2001 to 2004. Earlier in his career, Mr. Johnson held a variety of sales and sales management positions of increasing responsibility at Nabisco Biscuit Company and Ernest & Julio Gallo Winery. Mr. Johnson holds a B.A. from Eastern Washington University.

Andrew Burke has served as our Executive Vice President, Chief Marketing Officer since January 2010. From 2007 until January 2010, Mr. Burke was our Senior Vice President of Marketing, and from 2006 to 2007, Mr. Burke was our Vice President of Marketing. From 2004 until 2006, Mr. Burke served as Vice President, Marketing for Economy Wine, Spirits, Sparkling Wine and Beverages, at Ernest & Julio Gallo Winery. From 1997 until 2004, Mr. Burke worked at Kraft Foods, Inc. in a variety of capacities, including as a Category Business Director from 2003 to 2004 and a Senior Brand Manager from 2001 until 2003. Prior to Kraft, Mr. Burke worked at Young & Rubicam, Inc., as an Account Supervisor and Financial Analyst, and Laura Ashley, as a financial and inventory analyst. Mr. Burke holds an M.B.A from Fordham University and a B.A. from Rutgers University.

David J. Colo has served as Executive Vice President of Global Operations and Supply Chain of Diamond Foods since December 2012. From August 2009 to December 2012, Mr. Colo served as an independent industry consultant working on organizational optimization and strategic planning. From April 2005 through July 2009, Mr. Colo held leadership positions in ConAgra Foods, Inc.’s Consumer Products division, including as the Senior Vice President Operations (January 2007 to July 2009), Senior Vice President Enterprise Manufacturing (May 2006 to December 2006) and Senior Vice President Sales and Operations Planning (April 2005 to April 2006). From January 2003 to March 2005, Mr. Colo worked in ConAgra Foods’ Commercial Production division, with his last position in such division as President, ConAgra Food Ingredients. Earlier in his career, Mr. Colo held positions of increasing responsibility at Nestle-Purina, where he worked from 1986 to 2002. Mr. Colo holds a B.S. from Southern Illinois University.

Linda B. Segre has served as Senior Vice President, Corporate Strategy and Human Resources since October 2012. From August 2009 to October 2012, Ms. Segre served as Senior Vice President, Corporate Strategy. From 2006 until April 2009, Ms. Segre was a Managing Director at Google.org, the corporate philanthropy organization of Google Inc., where she oversaw the climate change and global development initiatives and managed all operational aspects of the organization. From 1995 until 2006, Ms. Segre was Vice President, Officer and Director at The Boston Consulting Group, a global management consulting firm, and served as the Managing Director of the San Francisco office from 2001 until 2005. She first joined The Boston Consulting Group in 1987 and worked in a number of roles with increasing responsibilities until she became a Vice President in 1995. During her tenure at Boston Consulting Group, she focused on serving clients in the consumer goods and financial services sectors. From 1981 until 1985, Ms. Segre was a touring golf professional in the United States, Europe and Asia. Ms. Segre holds a B.A. from Stanford University and an M.B.A. from the Stanford Graduate School of Business.

Stephen E. Kim has served as our Senior Vice President, General Counsel since January 2010. From January 2008 until January 2010, Mr. Kim was Vice President, General Counsel, and Human Resources, and from 2005 to January 2008, he served as our Vice President, General Counsel. Previously, Mr. Kim served as General Counsel for Oblix, Inc., a software company in Cupertino, California, from 2000 to March 2005. Before joining Oblix, Inc., Mr. Kim was an attorney with Wilson, Sonsini, Goodrich and Rosati, a law firm located in Palo Alto, California, from 1996 to 1999 and Weil Gotshal & Manages, a law firm located in New York, New York, from 1994 to 1996. Mr. Kim holds a B.A. from Johns Hopkins University and a J.D. from New York University School of Law.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

In this section we provide an explanation and analysis of the material elements of the fiscal 2012 compensation arrangements for individuals who served as named executive officers during the year. The purpose of this discussion is to provide the context for the presentation of the specific compensation paid to our named executive officers, as shown in the tables and narrative disclosure that follow. During fiscal 2012, we had three individuals who served as President and Chief Executive Officer. Michael Mendes held this position until February 7, 2012, when he was placed on administrative leave. From February 7, 2012 to May 8, 2012, Rick Wolford, a former member of our Board of Directors, served as our interim President and Chief Executive Officer while the Board conducted a search for a permanent replacement. Commencing on May 8, 2012, Brian Driscoll joined Diamond as President and Chief Executive Officer. Steven Neil was our Chief Financial Officer until February 7, 2012, when he was placed on administrative leave, at which time Michael Murphy became our interim Chief Financial Officer. On November 19, 2012, Mr. Mendes formally resigned and Mr. Neil was formally terminated from Diamond.

The other named executive officers during fiscal 2012 were Andrew Burke, EVP and Chief Marketing Officer, Lloyd Johnson, EVP and Chief Sales Officer, Linda Segre, SVP Corporate Strategy and Stephen Kim, SVP General Counsel.

Diamond Foods Compensation Philosophy and Objectives

The objective of our executive compensation program is to attract, retain and motivate executives of exceptional ability who have the capability to provide strong leadership for Diamond Foods and increase stockholder value. To that end, our executive compensation is designed to be competitive within our industry, taking into account performance and scope of responsibility, and to have a significant portion of each named executive officer’s total compensation “at-risk” through both near-term and long-term incentive compensation arrangements. We design these incentives to reward increases in stockholder value, accomplishment of corporate strategic objectives and accomplishment of individual goals. Our philosophy is to analyze base salaries in the context of the median of the peer group benchmarks, with consideration given to each individual’s historical compensation, skill set, performance, tenure, internal pay relationship to other executives and importance to the organization, and to analyze equity awards in the context of the 50th to 75th percentile of peer group awards to incent our executives to achieve the objectives we set for Diamond Foods. With respect to cash incentives, our philosophy is to set target bonus amounts as a percentage of base salary in the context of the median of the peer group benchmarks, and to provide our executives significant upside opportunity for strong performance as incentive to achieve the strategic initiatives in support of our growth targets. Market pay information for the peer group is one of the factors considered in determining individual executive officer compensation levels.

Fiscal 2012 Overview

On November 1, 2011, we announced that the Audit Committee of our Board of Directors was conducting an internal investigation of our accounting for certain crop payments made to walnut growers. In September 2011 and August 2010 we had made payments to walnut growers of approximately $61.5 million and $20.8 million, referred to as Momentum Payments and Continuity Payments, respectively. As a result of the investigation, on February 8, 2012, we announced that the Audit Committee determined that these walnut grower payments were not accounted for in the correct periods and that our financial statements for fiscal 2010 and fiscal 2011 would need to be restated. Our former CEO and CFO were placed on administrative leave, and a previously announced acquisition was subsequently terminated. These events had a significant impact on the fiscal 2012 compensation of our named executive officers, including:

•

CEO Compensation: Three individuals served as our principal executive officer in fiscal 2012. Our former CEO was placed on administrative leave in February 2012 (with such leave converting to administrative leave without pay on April 6, 2012) and did not earn any fiscal 2012 bonus compensation. We engaged our Interim CEO in February 2012 under a per-month compensation arrangement before hiring Brian Driscoll as our new CEO in May 2012. Mr. Driscoll’s employment agreement provides for base salary, guaranteed bonus for fiscal 2012 and equity awards, as described in “Compensation Decisions for Fiscal 2012.”

•

CFO Compensation: Two individuals served as our principal financial officer in fiscal 2012. Our former CFO was placed on administrative leave in February 2012 (with such leave converting to administrative leave without pay on April 6, 2012) and did not earn any fiscal 2012 bonus compensation. Since February 8, 2012, Michael Murphy has acted as our Interim CFO, under a per-month compensation arrangement as further described below in “Compensation Decisions for Fiscal 2012.”

•

Equity Awards: In September 2011, option and restricted stock awards for Mr. Burke, Mr. Johnson, Mr. Kim and Ms. Segre were approved. The full value of the grants, not taking into account the fact that the grants are subject to four-year vest schedules, are set forth in the Summary Compensation

Table. The economic value of the restricted shares granted was translated into a number of shares based on our closing price on the date of grant. Our closing price on the date of grant was $91.13. Similarly the economic value of the options was translated into a number of options based on a Black-Scholes calculation using a $91.13 stock price. The options also have an exercise price of $91.13. As a result, the incentive value of the equity grants made to the named executive officers in September 2011 has declined significantly.

•

Cash Incentive Awards: Fiscal 2012 bonuses for Mr. Burke, Mr. Johnson, Mr. Kim and Ms. Segre, were significantly lower than in prior years. Our bonus program in fiscal 2012 was split between achievement of earnings per share goals (60% of bonus potential) and individual objectives (40% of bonus potential). In fiscal 2012, the Company did not meet the minimum threshold for bonuses to be paid on the earnings per share measure, so none of our named executive officers earned any bonus based on earnings per share. Bonuses based on individual objectives were significantly below prior years. Bonuses paid to our eligible named executive officers in fiscal 2012 compared to fiscal 2011 were:

Named Executive Officer	Fiscal 2012 Bonus (1)	Fiscal 2011 Bonus (1)
Lloyd Johnson	$125,398	$499,736
Andrew Burke	$77,477	$346,096
Stephen Kim	$54,138	$236,941
Linda Segre	$55,167	$216,320

(1)	See “Non-Equity Incentive Plan Compensation” information in the Summary Compensation Table.

•

Retention Program: After we announced that our financial results for fiscal 2010 and 2011 would need to be restated and that our former CEO and CFO were placed on administrative leave, the Compensation Committee believed it was in the best interests of Diamond and its stockholders to seek to retain Mr. Burke, Mr. Johnson, Ms. Segre and Mr. Kim given the need to stabilize leadership of the Company and execute on the restatement and other strategic initiatives the Company needed to undertake. As a result, the Compensation Committee adopted a retention program, under which it made awards to these named executive officers. See “Components of Executive Compensation – Retention Program” below.

•

Repayments of Certain Amounts by Executives: On November 19, 2012, the Company’s former CEO, Michael Mendes, who had been on administrative leave since February 8, 2012 (which leave was without pay after April 6, 2012), formally resigned from the Company and entered into a Separation and Clawback Agreement pursuant to which Mr. Mendes agreed to deliver to the Company the following: (i) a cash payment of $2,743,400 (the “Cash Clawback”), representing the entire amount of his fiscal 2010 and fiscal 2011 bonuses; and (ii) 6,665 shares of Company common stock, representing all shares released to Mr. Mendes upon vesting under stock awards granted for fiscal 2010 and all later years. The Cash Clawback was deducted from the amount Diamond owed to Mr. Mendes pursuant to the Retirement Restoration Plan. The Company also sought to have the Company’s former CFO, Steven Neil, repay his fiscal 2010 and 2011 bonuses, but was unable to reach an agreement with Mr. Neil providing for such repayment. Mr. Neil, who had been on administrative leave since February 8, 2012 (which leave was without pay after April 6, 2012), was formally terminated on November 19, 2012. Following deliberation, our Compensation Committee recommended, and our Board determined, that it would not be in the Company’s best interests to seek repayment from the other named executive officers of their fiscal 2010 and 2011 bonuses.

•

Redesigned Bonus Plan: To better align our compensation practices with the interests of our stockholders, in November 2012, the Compensation Committee and Board recently approved a redesigned bonus program for all employees, including our named executive officers. The bonus plan will be funded each year only if Diamond achieves certain levels of financial performance, as determined by the Compensation Committee or Board each fiscal year. Executive officers then will earn bonuses from the funded plan to the extent the Company achieves its financial goals and the individual achieves an acceptable level of individual performance. See “Components of Executive Compensation — Annual Cash Incentives” below.

Executive Compensation Processes

Role of the Compensation Committee. The Compensation Committee (which we refer to in this section as the “Committee”) of our Board makes all decisions about compensation of our named executive officers other than our Chief Executive Officer. For decisions affecting the compensation of the Chief Executive Officer, the Board makes the ultimate compensation decision, taking into account the Committee’s recommendations.

Role of Independent Consultant. We believe that utilizing an independent compensation consultant is important in developing executive compensation programs that are reasonable and consistent with our objectives. Until April 2012, the Compensation Committee retained Mercer Consulting to serve as a third-party compensation consultant to assist in evaluating executive compensation programs and amounts of executive and director compensation. To prepare for evaluation of executive compensation for fiscal 2012, Mercer reviewed market data for base salaries, total cash compensation, annualized value of long-term incentive awards, and total direct compensation for positions comparable to those held by our named executive officers. Mercer was asked to make recommendations about the form of the equity grants component of executive compensation, but otherwise was informed about the other elements of executive compensation we use and instructed to recommend appropriate ranges for each of the compensation elements. Mercer is an affiliate of Marsh & McLennan Companies. Affiliates of Marsh & McLennan Companies other than our compensation consultant have provided insurance brokerage and employee benefits consulting services to Diamond Foods, and in fiscal 2012, we paid $557,000 for such services. In fiscal 2012, we paid Mercer $90,996 in executive and director compensation-related consulting services.

In April 2012, the Compensation Committee decided to retain Exequity to serve as the independent compensation consultant instead of Mercer to assist in evaluating executive compensation programs and amounts of executive and director compensation. For the fiscal year ended July 31, 2012, Exequity did not perform any work for Diamond other than work performed on behalf of the Compensation Committee.

Benchmark Data. For fiscal 2012, Mercer developed benchmarks for compensation of the named executive officers from U.S. public companies in the food manufacturing and consumer products industries with revenues of approximately $1 billion to $6 billion, which resulted in a peer group of eleven companies with a median annual revenue of $2.58 billion. Our fiscal 2012 peer group and trailing twelve month revenue, as such information was provided by Mercer, were as follows:

Peer Company	Trailing 12 month revenue ($MM)
Church & Dwight Inc.	$2,597
Constellation Brands	$3,180
Flowers Foods Inc.	$2,581
Green Mountain Coffee Roasters, Inc.	$2,312
Hain Celestial Group, Inc.	$1,061
Hansen Natural Corp.	$1,422
Hershey Co.	$5,919
JM Smucker Co.	$4,826
McCormick & Co., Inc.	$3,440
Snyders-Lance Inc.	$1,149
Treehouse Foods Inc.	$1,913

Mercer reviewed the peer group proxy statement data on base salaries, bonus potential as a percentage of base salary, actual total cash compensation, value of long-term incentive awards, and total compensation for positions comparable to those held by our named executive officers. To evaluate compensation levels for the Chief Executive Officer and Chief Financial Officer, those positions were matched to the comparable position in the peer group. With respect to the other named executive officers, we used a pay-rank approach, which compared the officer’s ranking in terms of total target cash pay versus the same pay rank in the peer group data. To provide additional analytical support for compensation decisions, Mercer also developed benchmarks for the named executive officers compensation by analyzing survey data reported in the “Mercer US Global Premium Executive Remuneration Suite” and “Towers Watson Survey Report on Top Management Compensation.” Each named executive officer’s compensation was compared to his or her similar functional position in the survey data. As noted below in “Compensation Decisions for Fiscal 2012,” the peer group and survey information was not used in establishing base salaries for the named executive officers at the beginning of fiscal 2012, and instead such officers were each provided a 3% increase.

The Committee asked Mercer to provide recommendations as to the form of long term incentive compensation for our named executive officers. Based on its analysis of equity grant practices among the peer group companies, Mercer recommended that the Committee consider including stock options as part of the long term incentive compensation, to put additional compensation at risk and to increase the incentive associated with that long term compensation, while keeping a portion of the long term equity package in the form of restricted stock in order to support retention of named executive officers. Mercer and the Committee reviewed the elements of our executive compensation, and Mercer recommended ranges for those compensation elements that would be appropriate for each of our named executive officers for consideration by the Committee and the Board.

For fiscal 2013, considering input from its new independent consultant Exequity, the Committee decided to re-evaluate the peer group. The independent consultant evaluated U.S. public food and consumer products companies as candidates for selection to the peer group and recommended twelve companies with annual revenues ranging from approximately $525 million to $2.9 billion and a median annual revenue of $1.5 billion. Our fiscal 2013 peer group and trailing twelve month revenue, as such information was provided by Exequity, were as follows:

Peer Company	Trailing 12 month revenue ($MM)
B&G Foods, Inc.	$570
Boston Beer, Inc.	$524
Church & Dwight Inc.	$2,798
Coca-Cola Bottling Companies	$1,579
Flowers Foods Inc	$2,870
Hain Celestial Group, Inc.	$1,349
J & J Snack Foods Corp	$788
Lancaster Colony Corp	$1,113
Monster Beverage Corp. (formerly Hansen Natural Corp.)	$1,801
Snyders-Lance Inc.	$1,639
Tootsie Roll Industries Inc.	$534
Treehouse Foods Inc.	$2,080

The Chief Executive Officer Makes Recommendations. Our Chief Executive Officer, in consultation with each named executive officer, develops individual goal achievement plans that serve as the basis for the determination of annual bonuses. After completion of the fiscal year, the Chief Executive Officer reviews the executive officer’s performance relative to those individual goals and makes recommendations to the Committee about the officer’s bonus achievement. The Committee reviews the Chief Executive Officer’s recommendations and makes determinations regarding bonus payments to these officers based in part on this rating. The Chief Executive Officer also makes recommendations to the Committee about appropriate compensation for our named executive officers for the new fiscal year.

Components of Executive Compensation

The material elements of compensation for our named executive officers are salaries, bonuses and equity incentives. Named executive officers also receive perquisites, termination benefits and participate in other employee benefit programs.

Base Salary. Base salary enables us to attract and retain executives by establishing minimum compensation levels for them. In addition, salary increases enable us to reward superior performance, organizational advancement and increasing levels of responsibility of particular executives. Base salaries for our named executive officers are based on the Committee’s subjective determination of appropriate salary levels, taking into consideration peer group information, the Chief Executive Officer’s recommendations (for named executive officers other than himself), salary adjustments in prior years, the individual executive officer’s role in the organization, his or her performance during the prior fiscal year, and the individual’s skill set relative to anticipated challenges facing Diamond Foods in the future.

Annual Cash Incentives. Annual cash incentive compensation helps us to attract and retain executive talent and to motivate our t team to pursue strategic objectives by creating opportunities for additional compensation on an annual basis contingent on performance results. Annual cash incentives are intended to promote the achievement of our annual corporate financial goals, other corporate initiatives and individual goals under programs administered by the Committee.

In fiscal 2012, target cash incentives were set for named executive officers based on their level in the organization, as follows: President & Chief Executive Officer — 100% of base salary; Chief Sales Officer, Chief Financial and Administrative Officer and Chief Marketing Officer — 70% of base salary; Senior Vice President, General Counsel — 50% of salary; and Senior Vice President, Corporate Strategy and Human Resources — 50% of base salary. Award potential is based on both a corporate financial objective, representing 60% of incentive potential, and individual objectives, representing 40% of incentive potential. Corporate and individual components of the award are not mutually dependent, and individual awards are capped at 200% of target.

For fiscal 2012, the Committee selected non-GAAP earnings per share as the corporate financial performance metric for named executive officer awards under the plan. For these purposes, non-GAAP earnings per share was calculated the same way Diamond calculates it for earnings disclosure purposes. The Committee set the target level at which 100% of the target corporate financial objective portion of the award would be earned at $3.15 non-GAAP earnings per share. The threshold level at which the corporate financial objective portion of the award could be earned was set at $2.96 non-GAAP earnings per share (at which 5.0% of the target award could be earned). The maximum level at which the corporate financial objective portion of the award could be earned was set at $3.47 non-GAAP earnings per share (at which 200% of the target award could be earned). These threshold, target and maximum amounts were established taking into account the anticipated closing of a previously announced acquisition in fiscal 2012. For performance results between the threshold, target and maximum levels of the corporate financial objective portion of the award, award amounts are interpolated.

The annual plan outlining our business objectives and key initiatives serves as the basis for the individual objectives for named executive officer incentive awards. The Chief Executive Officer develops individual goals for each named executive officer that support achievement of the annual plan. At the end of the fiscal year, the Chief Executive Officer assesses the performance of his direct reports and assigns a rating to each individual based on performance outcomes and the level of contribution to the business, which is provided to the Committee. For exceptional results, a named executive officer may earn up to two times the individual objectives portion of the target award. In fiscal 2012, the full annual plan served as the basis for our former Chief Executive Officer’s individual incentive award objectives.

In November 2012, the Board approved changes to the Company’s bonus plan, which we call the annual cash incentive plan (“AIP”) for employees, including executive officers. Under the AIP, eligible employees are assigned a target bonus (“Target Bonus”) and a maximum bonus (“Maximum Bonus”), each consisting of a specified percentage of the employee’s base salary. Actual bonuses paid depend upon the level at which the AIP is funded for a particular year, which is determined by Company performance, and the individual performance of each participant. The Committee will select one or more corporate financial objectives (“AIP Metrics”), and the threshold, target and maximum levels of Company performance with respect to those metrics, that will apply to the AIP for that fiscal year. The AIP Metrics may be any one or more Company-wide financial metrics, including without limitation revenue, gross margin, gross profit, operating margin, operating profit, earnings growth, EBITDA, and any per-share or non-GAAP calculations of any such metrics, as determined in the sole discretion of the Committee. The AIP will fund as follows:

•

The AIP will be funded at the target level (“Target Funding”) selected by the Committee if the Company achieves the target level of performance (“Target Performance”) against the AIP Metrics. The Target Funding represents the aggregate of all eligible employees’ Target Bonuses, and the amount of the Target Funding will be established each year.

•

The AIP will fund at the threshold level (“Threshold Funding”) selected by the Committee only if the Company achieves the threshold level of performance (“Threshold Performance”) against the AIP Metrics. The amount of the Threshold Funding will be a portion of the Target Funding established each year.

•

The AIP will fund at the maximum level (“Maximum Funding”) selected by the Committee only if the Company achieves the maximum level of performance (“Maximum Performance”) against the AIP Metrics. The amount of the Maximum Funding is 200% of the Target Funding, and the determination of what constitutes Maximum Performance will be established each year.

•

For levels of performance between the Threshold, Target and Maximum Performance levels, the level of AIP funding is interpolated on a straight-line basis or on such other basis as may be established each year.

The objectives against which an eligible employee may be measured may include, without limitation, corporate goals (such as revenue, gross margin, gross profit, operating margin, earnings growth, earnings per share, and non-GAAP calculations of any such metrics), departmental goals (such as category business team or functional goals relating to accomplishment of strategic initiatives, brand or category financial performance, market share, revenue, profitability, cost efficiency, products, brand equity, human capital or other goals) or individual goals as determined in conjunction with the eligible employee’s manager. The Committee will establish the objectives for the Company’s executive officers.

Equity Incentives. The Committee believes that equity awards are a key component of our executive compensation program because they help us attract, motivate and retain executive talent. Our 2005 Equity Incentive Plan enables us to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards, and to subject those awards to vesting to promote a long-term perspective. The Committee believes that equity-based incentives help to align the interests of our executives with those of other stockholders by making a portion of the executive’s compensation and net worth dependent upon the performance of our common stock. The grant of stock options and restricted stock creates general corporate performance incentives that are dependent on stock price performance, as stock options only have value if our stock price increases above the original grant price and restricted stock have a value that may go up or down consistent with the stock value. These incentive grants are designed to reward long term sustained share price growth.

The Committee and Board make equity awards to named executive officers annually, and may make additional equity awards for recruiting, retention or other purposes. The Chief Executive Officer presents equity award recommendations for the other named executive officers to the Committee, based on recommendations of the Committee’s compensation consultant, the individual’s contributions during the prior fiscal year, importance to the organization and scope of responsibility. The Committee considers the Chief Executive Officer recommendations and has discretion to determine whether or not to make any equity grant and the size of any grant. The Committee takes into account the grant recommendations from the compensation consultant, the total value of the other elements of the compensation package for named executive officers, the related expense and the dilution costs associated with equity grants when making its determinations. The Committee makes recommendations to the full Board as to any equity grant for the Chief Executive Officer, with reference to benchmark data and based on corporate financial performance and individual officer performance. The Board has the discretion to determine whether to make any equity grant to the Chief Executive Officer and if so, the size of such grant.

The Committee makes annual grants either at in-person meetings or by unanimous written consent, with the stock option exercise price equal to the closing price of our common stock on the date of the meeting or the date on which all of the written consents were signed. From time to time, the Committee has acted by unanimous written consent to approve new hire option grants for newly-hired officers, in which case the Committee’s practice has been to set the stock option exercise price equal to the closing price of our common stock on the date all written consents have been signed or the date of commencement of employment, if later.

Restricted stock awards are subject to time-based vesting (typically over four years), during which time the executive officer is the beneficial owner of the restricted shares and possesses all voting and dividend rights. Dividends are payable at the same rate as is paid on Diamond Foods’ common stock generally. During fiscal 2012, we paid quarterly dividends at a rate of $0.045 per share until dividends were suspended in February 2012.

Stock Ownership Guidelines. In 2008, the Board approved stock ownership guidelines for Board members and executive officers, to more closely align their interests with those of our stockholders. Under the guidelines, our Chairman of the Board is required to hold at least 75,000 shares of our common stock and all other Board members are required to hold at least 15,000 shares. Each executive officer is expected to own a number of shares equal in value to the following multiples of his or her base salary: Chief Executive Officer — 500%; Executive Vice President — 200%; Senior Vice President — 150%; and Vice President — 150%. Shares that count toward satisfaction of these stock ownership guidelines include: shares beneficially owned by the executive or director, or by any of his or her immediate family members residing in the same household, regardless of how such shares were acquired; shares beneficially owned through any business entity controlled by such individual; shares held in trust for the benefit of the executive or director or his or her family; vested and unvested shares of restricted stock granted under our equity incentive plans; and one-third of all shares subject to stock options granted to the executive or director under our equity incentive plans. Executive officers and Board members are expected to comply with these guidelines within three years after being appointed an executive officer or being appointed or elected a member of the Board. As of July 31, 2012, all of our executive officers and Board members were in compliance with our stock ownership guidelines.

Severance and Change of Control Benefits. Pursuant to his employment agreement with Diamond Foods, in the event Mr. Driscoll is terminated for cause (as defined in his employment agreement), or in the event of his death or disability, or in the event of his voluntary termination, Mr. Driscoll will receive: (i) any earned but unpaid base salary and earned but unused vacation or paid time off; (ii) any bonus earned and payable from a prior year that remains unpaid; (iii) other unpaid vested benefits under compensation, incentive and benefit plans; and (iv) reimbursement for expenses incurred, as of such termination of employment (“Accrued Compensation”). If he is terminated without cause, has a “constructive termination” (as defined in his employment agreement) or if Diamond Foods chooses not to renew his contract resulting in a termination of employment, Mr. Driscoll will receive: (i) the Accrued Compensation; (ii) a lump sum payment equal to 18 months of his then current Base Salary (reduced to 12 months after the initial three–year term of his employment with Diamond Foods); (iii) a lump sum payment equal to 150% of his target bonus for the current fiscal year (reduced to 100% after the initial three-year term of the employment agreement); (iv) if such termination occurs following the one-year anniversary of the Grant Date, the restricted stock award will be deemed to have vested on a quarterly rather than annual basis; (v) an amount equal to the annual bonus for the fiscal year in which termination occurs to the extent that performance objectives are achieved, but if termination occurs in the first two fiscal years this amount shall not be less than the guaranteed bonus amount; and (vi) a lump sum payment equal to the cost of 18 months of

COBRA health coverage. If he is terminated without cause or constructive termination in connection with a change in control (as defined in his employment agreement) of Diamond, Mr. Driscoll will receive: (i) the Accrued Compensation; (ii) a lump sum payment equal to 30 months of his then current base salary; (iii) a lump sum payment equal to 250% of his target bonus for the current fiscal year; (iv) a lump-sum payment equal to the cost of 18 months of COBRA health benefits; (v) an amount equal to the annual bonus for the fiscal year in which termination occurs to the extent that performance objectives are achieved, but if termination occurs in the first two fiscal years this amount shall not be less than the guaranteed bonus amounts; and (vi) acceleration of all his then unvested equity awards.

Each of Lloyd Johnson, Andrew Burke, Linda Segre and Stephen Kim are covered by an arrangement under which the executive officer will receive payments in the event employment is terminated within six months after a change of control of Diamond. Payments are (i) one times salary and annual bonus for Mr. Burke, Mr. Kim and Ms. Segre and two times salary and annual bonus for Mr. Johnson and (ii) acceleration of any outstanding unvested equity awards.

Mr. Mendes and Mr. Neil also were parties to change of control agreements with Diamond Foods during fiscal 2012. In addition, in connection with Mr. Mendes’ employment offer letter entered into in 1997, if his employment was terminated without cause, he would have been entitled to continuation of his salary and health, dental and vision insurance benefits for up to 12 months, and outplacement services.

On November 19, 2012, Mr. Mendes resigned from the Company. Mr. Mendes was not eligible for, and was not paid, any severance payment in connection with his termination. Mr. Mendes and the Company entered into a Separation and Clawback Agreement with the Company, pursuant to which Mr. Mendes agreed to deliver to the Company the following: (i) a cash payment of $2,743,400 (the “Cash Clawback”), representing the entire amount of his fiscal 2010 and fiscal 2011 bonuses; and (ii) 6,665 shares of Diamond common stock, representing all shares of Company common stock released to Mr. Mendes upon vesting under stock awards granted for fiscal 2010 and all later years. The Cash Clawback was deducted from the amount Diamond owed to Mr. Mendes pursuant to the Diamond Foods Retirement Restoration Plan. Mr. Mendes and Diamond have determined that prior to giving effect to the Cash Clawback, the retirement benefit due to Mr. Mendes in a lump sum under the Retirement Restoration Plan was $5.44 million. Accordingly, after giving effect to the Cash Clawback, the Retirement Restoration Plan amount was reduced to $2,696,600, which was paid in early December 2012. No termination benefits were paid to Mr. Neil in fiscal 2012.

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

None of our change of control agreements provide for tax gross-ups for Internal Revenue Code section 280G excess benefits.

Retirement Plans. Our named executive officers participate in the same 401(k) plan on the same terms provided to all administrative employees. We make a contribution of 3% of base salary into 401(k) accounts, up to a maximum of $7,500 per year. We do not consider the 401(k) plan an important element of our executive compensation arrangements. In addition, Mr. Mendes, the former Chief Executive Officer, participated in the Diamond Foods Retirement Restoration Plan, a non-qualified supplemental retirement plan providing for supplemental benefits upon retirement, which was implemented in 1989. For more information regarding the Diamond Foods Retirement Restoration Plan, please see “Pension Benefits.”

Perquisites. We provide executive officers with perquisites and other personal benefits, such as payment of standard life and health insurance premiums, which we believe are consistent with our overall compensation program. The Committee periodically reviews the types of perquisites and other personal benefits provided to named executive officers, and does not consider perquisites a significant element of our executive compensation arrangements. Diamond Foods does not provide tax gross up reimbursements for any perquisites.

Retention Program. On February 18, 2012, Diamond Foods established a Key Executive Retention Plan (“Plan”), under which participating executives received a benefit equal to a percentage of their annual base salary, one-half of which was payable in cash and one-half of which will be paid in the form of restricted stock. Forty percent of the retention benefit was paid on August 23, 2012 and the remainder of the retention benefit will be payable on February 23, 2013 if the participant remains employed by us as of that date. The retention benefits may be accelerated if Diamond Foods terminates the participant’s employment without cause, the participant terminates his or her employment for good reason, or the participant is terminated without cause or terminates his or her employment for good reason within 12 months following a change of control of Diamond Foods. The Committee approved this retention program given the need to stabilize leadership of the Company and execute on the restatement and other strategic initiatives the Company needed to undertake.

The Committee selected Mr. Johnson, Mr. Burke, Mr. Kim and Ms. Segre as participants in the Plan, each with a total retention benefit as described above equal to 250% of his or her current annual base salary.

Compensation Decisions for Fiscal 2012

Chief Executive Officer

The specific fiscal 2012 compensation decisions for each person who served as our principal executive officer in fiscal 2012, and for all other named executive officers, are described below.

Mr. Driscoll

In connection with his appointment as our Chief Executive Officer, Diamond Foods entered into an employment agreement with Mr. Driscoll, with an initial term of three years, pursuant to which we agreed to pay him a base salary of $825,000. Mr. Driscoll was eligible to receive an annual cash incentive with a target amount equal to 100% of his base salary based on performance objectives being satisfied, with 100% of his target award, pro-rated for the number of days employed by Diamond Foods, for fiscal 2012 guaranteed and a minimum of 75% of his target award for fiscal 2013 was guaranteed. Starting in fiscal 2013 a maximum bonus of up to 200% of the target bonus could be paid based on performance objectives being satisfied. For fiscal 2012, the Committee ratified Mr. Driscoll’s guaranteed bonus amount. Diamond Foods also paid Mr. Driscoll a relocation payment of $250,000.

In addition, we agreed to issue to Mr. Driscoll a nonqualified stock option and a restricted stock award on the third business day after the date on which Diamond filed with the SEC its restated financial statements for fiscal 2010 and fiscal 2011 (“Grant Date”). The stock option was to be granted at an exercise price equal to the closing price of Diamond common stock on The NASDAQ Stock Market on the Grant Date and was to be for a number of shares with an aggregate value of $1,500,000 divided by the fair value of Diamond Foods common stock using the assumptions of ASC 718 and the closing price of Diamond Foods common stock on the Grant Date. The restricted stock award was to be granted on the Grant Date and was to be for a number of shares equal to $1,500,000 divided by the closing price of Diamond Foods common stock on The NASDAQ Stock Market on the Grant Date. The option and restricted stock award were issued on November 19, 2012.

Mr. Wolford

Mr. Wolford served as interim President and Chief Executive Officer from February 7, 2012 until May 8, 2012. Mr. Wolford received a fee of $100,000 per month, which the Compensation Committee deemed to be reasonable compensation given his recent experience as a Chief Executive Officer of a larger, branded, public food company and for the services to be provided by him to the company during this transition period. Due to the temporary nature of this role, Mr. Wolford did not participate in any Diamond Foods management incentive or equity plans.

Mr. Mendes

Base Salary: In September 2011, based on recommendation of the Committee, the Board approved a 3% increase in Mr. Mendes’ base salary from $725,000 to $746,750, effective in October 2011. The increase was the average annualized increase for U.S. based executives as reported in Mercer’s 2010/2011 U.S. Compensation Planning Report. The Committee decided to use the 3.0% increase factor as a result of an acquisition that was pending at the time and to defer until after the closing of the transaction any other base salary increases. Since this acquisition transaction was terminated in February 2012, no additional base salary increases were made in fiscal 2012.

Based on the Committee’s recommendation, in September 2011 the Board decided to maintain the target bonus for Mr. Mendes equal to 100% of his base salary. Since Mr. Mendes was placed on administrative leave on February 8, 2012 and then subsequently resigned, he earned no bonus for fiscal 2012.

Based on the Committee’s recommendation, effective September 22, 2011, the Board approved a grant of 10,974 restricted shares and an option to purchase 100,368 shares at an exercise price of $91.13, which was the closing stock price on the date of grant. The Board approved these grants, which had an aggregate value of approximately 75th percentile equity award in Diamond Foods’ peer group, which was consistent with past practice. The Board believed that to align Mr. Mendes’ interests with the interests of Diamond Foods stockholders, it was appropriate to award 75% of the total grant date value of Mr. Mendes’ equity awards in the form of stock options and 25% in the form of restricted stock. All vesting on equity awards ceased on February 7, 2012, and as a result, none of the equity awards granted in fiscal 2012 vested or will vest.

Other Named Executive Officers

Interim CFO. Mr. Murphy has served as our interim Chief Finance Officer since February 8, 2012, pursuant to an engagement letter entered into between us and an affiliate of AlixPartners, in which we agreed to pay AlixPartners $100,000 per month for Mr. Murphy’s services. We also pay AlixPartners for the services of other of its employees who assist Diamond Foods on a time-billed basis. Mr. Murphy is not eligible for any bonus or equity awards.

Base salary and cash incentive targets. In September 2011, the Committee approved a 3% increase in base salary for all of our named executive officers, including Mr. Johnson, Mr. Burke, Ms. Segre, Mr. Kim and Mr. Neil, effective October 2011. This increase was the average annualized increase for U.S.-based executives as reported in Mercer’s 2010/2011 U.S. Compensation Planning Report. In addition, the Committee maintained the targeted incentive award opportunities for each of the named executive officers at their respective levels in the prior years.

Fiscal 2012 Cash Incentive

For fiscal 2012, the corporate financial objectives target for our Annual Bonus Program was $3.15 non-GAAP earnings per share (with a threshold bonus available upon achievement of $2.96 non-GAAP earnings per share and the maximum bonus available upon achievement of $3.45 non-GAAP earnings per share). These objectives were set taking into account projected earnings for fiscal 2012, which included the assumed closing of an acquisition during the year. As a result of Diamond Foods not completing the anticipated acquisition, we did not achieve the fiscal 2012 threshold non-GAAP earnings per share amount of $2.96. As a result, Mr. Johnson, Mr. Burke, Mr. Kim and Ms. Segre earned no cash incentive tied to financial objectives for fiscal 2012.

With respect to bonuses tied to individual objectives representing 40% of the total annual award opportunity, the Committee made the following determinations for fiscal 2012:

Mr. Johnson received 105% of the target amount attributable to accomplishment of his individual objectives for fiscal 2012, resulting in a bonus of $125,398. The Committee considered Mr. Johnson’s performance in achieving sales and market share targets, efforts related to acquisition integration activity and cost savings resulting from renegotiating broker arrangements.

Mr. Burke received 91.5% of the target amount attributable to accomplishment of his individual objectives for fiscal 2012, resulting in a bonus of $77,477. The Committee considered Mr. Burke’s performance in achieving sales and financial targets, distribution and market share, new product launches and other brand building activity and enhancing marketing organizational capability.

Mr. Kim received 94.5% of the target amount attributable to accomplishment of his individual objectives for fiscal 2012, resulting in a bonus of $54,138. The Committee considered Mr. Kim’s performance in litigation management, building legal infrastructure and managing executive staff functions and leading human resources strategic initiatives.

Ms. Segre received 103.0% of the target amount attributable to accomplishment of her individual objectives for fiscal 2012, resulting in a bonus of $55,167. The Committee considered Ms. Segre’s performance in acquisition integration efforts and leading cost-efficiency and productivity initiatives, investor relations and strategic planning projects, human resources and organizational development activity and corporate branding projects.

Since Mr. Mendes and Mr. Neil were placed on administrative leave on February 7, 2012, they earned no cash incentive awards for fiscal 2012.

Equity Awards. In September 2011, the Committee approved equity grants for the named executive officers as follows:

Mr. Johnson: The Committee approved a grant of 7,408 restricted shares and an option to purchase 22,583 shares at an exercise price of $91.13. The Committee approved these grants, which had an aggregate value in excess of the 75th percentile for equity awards in Diamond Foods’ peer group for fiscal 2012, based on Mr. Johnson’s contributions over his tenure with Diamond Foods, the importance of his position and the effort required for acquisition integration work. The Committee believed that awarding half of the total grant date value of equity awards in the form of stock options and half in the form of restricted stock provided an appropriate mix of performance incentive and long-term retention.

Mr. Burke: The Committee approved a grant of 5,487 restricted shares and an option to purchase 16,728 shares at an exercise price of $91.13, which was the closing stock price on the date of grant. The Committee approved these grants, which had an aggregate value in excess of the 75th percentile for equity awards in Diamond Foods’ peer group for fiscal 2012, based on Mr. Burke’s contributions over his tenure with Diamond Foods, the importance of his position and the effort required for acquisition integration work. The Committee believed that awarding half of the total grant date value of equity awards in the form of stock options and half in the form of restricted stock provided an appropriate mix of performance incentive and long-term retention.

Mr. Kim: The Committee approved a grant of 4,390 restricted shares and an option to purchase 13,382 shares at an exercise price of $91.13, which was the closing stock price on the date of grant. The Committee approved these grants, which had an aggregate value in excess of the 75th percentile for equity awards in Diamond Foods’ peer group for fiscal 2012, based on Mr. Kim’s contributions over his tenure with Diamond Foods, the importance of his position and the effort required for acquisition integration work. The Committee believed that awarding half of the total grant date value of equity awards in the form of stock options and half in the form of restricted stock provided an appropriate mix of performance incentive and long-term retention.

Ms. Segre: The Committee approved a grant of 4,390 restricted shares and an option to purchase 13,382 shares at an exercise price of $91.13, which was the closing stock price on the date of grant. The Committee approved these grants, which had an aggregate value in excess of the 75th percentile for equity awards in Diamond Foods’ peer group for fiscal 2012, based on Ms. Segre’s contributions over her tenure with Diamond Foods, the importance of her position and the effort required for acquisition integration work. The Committee believed that awarding half of the total grant date value of equity awards in the form of stock options and half in the form of restricted stock provided an appropriate mix of performance incentive and long-term retention.

Mr. Neil: The Committee approved a grant of 9,877 restricted shares and an option to purchase 30,110 shares at an exercise price of $91.13. The Committee approved these grants, which had an aggregate value in the 50th to 75th percentile for equity awards in Diamond Foods’ peer group for fiscal 2012, based on the determination at the time of Mr. Neil’s contributions over his tenure with Diamond Foods, the importance of his position and the effort required for acquisition integration work. The Committee believed that awarding half of the total grant date value of equity awards in the form of stock options and half in the form of restricted stock provided a mix of performance incentive and long-term retention. Mr. Neil was placed on administrative leave effective February 7, 2012, and was subsequently terminated, and all vesting on the stock awards described above ceased. As a result, none of the equity awards granted in fiscal 2012 vested or will vest.

Tax and Accounting Considerations

In evaluating potential compensation alternatives, the Compensation Committee considers the possible impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) of the Code places a limit of $1 million on the amount of compensation that we may deduct as a business expense in any year with respect to certain of our most highly paid executive officers unless, among other things, such compensation is performance-based and has been approved by stockholders. Generally, we have not designed our executive compensation program, including our 2005 Equity Incentive Plan and annual incentive plan, to be eligible for deductibility to the extent permitted by Section 162(m) of the Code. Accordingly, a portion of the compensation to our named executive officers or covered employees may not be deductible.

Accounting considerations also play an important role in the design of our executive compensation program. Accounting rules require us to expense the grant date fair values of our equity awards. Because of this stock-based expensing and the impact of dilution to our stockholders, we closely monitor the number and the fair values of the stock options that are granted each year.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

COMPENSATION COMMITTEE

Laurence M. Baer, Chairman

Robert J. Zollars (prior to March 7, 2012)

Edward Blechschmidt (effective March 7, 2012)

Glen C. Warren, Jr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee is, or was at any time, an officer or employee of Diamond Foods or any of its subsidiaries. None of Diamond’s executive officers serves or has served on the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving our Board or Compensation Committee during the most recently completed fiscal year.

Summary of Executive Compensation

The following table presents information about the fiscal 2012 compensation of our named executive officers. We also provide benefits to our executive officers that are generally available to all of our employees. As noted in the Compensation Discussion and Analysis, the portion of non-equity incentive plan awards tied to a corporate financial metric did not meet the threshold target for fiscal 2012, and accordingly, that component resulted in no payment award for named executive officers.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)		Total ($)
Brian Driscoll	2012	171,346	189,863	(6)	—		—		—	—	259,267	(7)	620,476
President and Chief Executive Officer (5)

Rick Wolford Interim President and Chief Executive Officer (8)	2012	329,310	—		—		—		—	—	—		329,310

Michael Murphy Interim Chief Financial Officer (9)	2012	612,458	—		—		—		—	—	—		612,458

Lloyd J. Johnson	2012	424,134	—		1,208,239		841,074		125,398	—	57,488	(10)	2,656,333
Executive Vice President,	2011	413,623	198,289		524,996		524,968		499,736	—	60,233		2,221,844
Chief Sales Officer	2010	401,250	198,289		417,435		—		568,145	—	94,546		1,679,665

Andrew Burke	2012	300,714	—		878,043		623,013		77,477	—	31,809	(11)	1,911,056
Executive Vice President	2011	293,269	72,706		350,024		349,978		346,096	—	29,517		1,441,591
Chief Marketing Officer	2010	269,493	132,461		153,059		—		329,954	—	27,627		975,594

Stephen E. Kim	2012	284,877	—		758,140		498,395		54,138	—	30,850	(12)	1,626,400
Senior Vice President,	2011	277,788	66,096		300,014		299,982		236,941	—	33,952		1,214,774
General Counsel and Human Resources	2010	259,231	99,559		139,145		—		272,538	—	33,233		803,706

Linda B. Segre	2012	266,300	—		734,823		498,395		55,167	—	26,419	(13)	1,581,104
Senior Vice President,	2011	259,615	—		175,012		174,989		216,320	—	28,672		854,608
Corporate Strategy	2010	235,577	—		329,990		151,868		247,000	—	14,276		978,711

Michael J. Mendes	2012	527,197	—		3,738,076	(15)	1,000,050	(15)	—	—	50,080	(16)	5,846,943
Former Chairman,	2011	721,985	495,722		1,081,262		3,243,517		1,293,400	374,341	81,941		7,292,168
President and Chief Executive Officer (14)	2010	645,192	914,007		1,043,587		—		1,450,000	146,135	143,989		4,342,910

Steven M. Neil	2012	326,766	—		1,121,408	(15)	900,081	(15)	—	—	61,993	(18)	2,410,248
Former Executive Vice	2011	448,596	198,289		575,005		574,965		548,628	—	83,577		2,429,059
President, Chief Financial and Administrative Officer (17)	2010	428,000	258,044		417,435		—		629,160	—	62,589		1,795,228

(1)	Represents the fair value of equity award on the date of grant, even though the award is subject to vesting, and excludes the impact of forfeitures related to service-based vesting conditions. The grant date fair value is determined in accordance with ASC Topic 718. Amounts are based on our ASC Topic 718 assumptions described in “Note 3 of the Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K, without regard to forfeitures. Mr. Driscoll did not receive any stock awards in fiscal 2012, and Mr. Wolford and Mr. Murphy did not receive any stock awards in their roles as interim President and Chief Executive Officer and interim Chief Financial Officer, respectively.
(2)

Represents the fair value of equity award on the date of grant, even though the award is subject to vesting, and excludes the impact of forfeitures related to service-based vesting conditions. The grant date fair value is determined in accordance with ASC Topic 718. Amounts are based on our ASC Topic 718 assumptions described in “Note 3 of the Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K, without regard to forfeitures. Mr. Driscoll did not receive any awards in fiscal 2012, and Mr. Wolford and

Mr. Murphy did not receive any option awards in their roles as interim President and Chief Executive Officer and interim Chief Financial Officer, respectively. Option awards granted in fiscal 2012 have an exercise price of $91.13.
(3)	The portion of non-equity incentive plan awards tied to a corporate financial metric did not meet the threshold target for fiscal 2012, and accordingly, that component will result in no payment award for named executive officers. Mr. Driscoll did not receive any non-equity incentive plan compensation in fiscal 2012, and Mr. Wolford and Mr. Murphy did not receive any non-equity incentive plan compensation in their roles as interim President and Chief Executive Officer and interim Chief Financial Officer, respectively.
(4)	On November 19, 2012, Mr. Mendes formally resigned from the Company. Diamond and Mr. Mendes entered into a Separation and Clawback Agreement, pursuant to which Mr. Mendes agreed to deliver to Diamond the following: (i) a cash payment of $2,743,400 (“Cash Clawback”), representing the total value of his fiscal 2010 and fiscal 2011 bonuses; and (ii) 6,665 shares of Diamond common stock, representing the vested shares of Company common stock awarded to Mr. Mendes after fiscal 2010. The Cash Clawback will be deducted from the amount Diamond owes to Mr. Mendes pursuant to the Retirement Restoration Plan. Mr. Mendes and Diamond have determined that prior to giving effect to the Cash Clawback, the retirement benefit due to Mr. Mendes in a lump sum under the Retirement Restoration Plan was approximately $5.44 million. Accordingly, after giving effect to the Cash Clawback, the Retirement Restoration Plan amount will be reduced to approximately $2.7 million, which is expected to be paid in December 2012. Accordingly, the table above doesn’t reflect a change in pension value.
(5)	Mr. Driscoll became Diamond Foods’ President and Chief Executive Officer on May 8, 2012.
(6)	In connection his employment agreement, Mr. Driscoll was guaranteed a bonus for fiscal 2012 equal to 100% of his base salary pro-rated for the number of days employed by Diamond in fiscal 2012. Mr. Driscoll was employed by Diamond Foods for 84 days during fiscal 2012. Accordingly, in July 2012, the Committee approved the guaranteed bonus amount of $189,863.
(7)	Includes a one-time relocation payment of $250,000. Also includes amounts attributable to car allowance payments, office parking and premiums for health and life insurance.
(8)	Mr. Wolford served as our interim President and Chief Executive Officer from February 7, 2012 to May 8, 2012.
(9)	Mr. Murphy has served as our interim Chief Financial Officer since February 8, 2012. Amount shown in Salary above represents fees paid by Diamond to AlixPartners for Mr. Murphy’s services. Diamond does not pay amounts directly to Mr. Murphy.
(10)	Amount is comprised of health care cost reimbursements, 401(k) contributions, dividends on restricted stock awards, health club membership, $11,000 in financial planning services, $12,000 in car allowance payments, and life insurance and health insurance premium payments.
(11)	Amount is comprised of health care cost reimbursements, 401(k) contributions, dividends on restricted stock awards, health club membership, and life insurance and health insurance premium payments.
(12)	Amount is comprised of health care cost reimbursements, 401(k) contributions, dividends on restricted stock awards, health club membership, office parking, and life insurance and health insurance premium payments.
(13)	Amount is comprised of health care cost reimbursements, 401(k) contributions, dividends on restricted stock awards, and life insurance and health insurance premium payments.
(14)	Effective February 7, 2012, Mr. Mendes was placed on administrative leave. Mr. Mendes resigned effective November 19, 2012.
(15)	As a result of being placed on administrative leave during fiscal 2012, the Stock Awards and Option Awards underlying the values reflected above for Mr. Mendes and Mr. Neil did not vest, and therefore Mr. Mendes and Mr. Neil did not receive such value.
(16)	Amount is comprised of health care cost reimbursements, 401(k) contributions, family travel, dividends on restricted stock awards, health club membership, office parking, company car personal miles, $15,429 in financial planning services, and life insurance and health insurance premium payments.
(17)	Effective February 7, 2012, Mr. Neil was placed on administrative leave, and effective November 19, 2012, Mr. Neil was terminated.
(18)	Amount is comprised of $27,112 of health care cost reimbursements, 401(k) contributions, dividends on restricted stock awards, health club membership, office parking, auto allowance and life insurance and health insurance premium payments.

2012 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Brian Driscoll (2)	N/A	—	—	—	—	—	—	—	—	—	—
Rick Wolford (3)	N/A	—	—	—	—	—	—	—	—	—	—
Michael Murphy	N/A	—	—	—	—	—	—	—	—	—	—
Lloyd J. Johnson	9/22/11	8,957	298,564	579,740	—	—	—	7,408	—	—	675,091	(4)
	9/22/11	—	—	—	—	—	—	—	22,583	91.13	840,991	(4)
	2/23/12	—	—	—	—	—	—	22,225	—	—	533,178	(5)
Andrew Burke	9/22/11	6,359	211,974	423,948	—	—	—	5,487	—	—	500,030	(4)
	9/22/11	—	—	—	—	—	—	—	16,728	91.13	622,951	(4)
	2/23/12	—	—	—	—	—	—	15,758	—	—	378,034	(5)
Stephen E. Kim	9/22/11	4,297	143,220	286,440	—	—	—	4,390	—	—	400,061	(4)
	9/22/11	—	—	—	—	—	—	—	13,382	91.13	498,346	(4)
	2/23/12	—	—	—	—	—	—	14,927	—	—	358,099	(5)
Linda B. Segre	9/22/11	4,017	133,900	267,800	—	—	—	4,390	—	—	400,061	(4)
	9/22/11	—	—	—	—	—	—	—	13,382	91.13	498,346	(4)
	2/23/12	—	—	—	—	—	—	13,955	—	—	334,780	(5)
Michael J. Mendes (6)	9/22/11 (7)	22,403	746,750	1,493,500	—	—	—	10,974	—	—	1,000,061	(8)
	9/22/11	—	—	—	—	—	—	100,368	—	91.13	3,737,704	(8)
Steven M. Neil (6)	9/22/11 (7)	9,720	324,016	648,032	—	—	—	9,877	—	—	900,091	(8)
	9/22/11	—	—	—	—	—	—	—	30,110	91.13	1,121,296	(8)

(1)	Reflects potential payouts of amounts that could have been earned with respect to the fiscal 2012 threshold, target and maximum levels under the Diamond Foods annual bonus program. Under the bonus program, named executive officers could receive no payment if performance objectives are not met.
(2)	Mr. Driscoll commenced employment on May 8, 2012.
(3)	Mr. Wolford served as interim President and Chief Executive Officer of the company from February 7, 2012 until May 8, 2012, at which time Mr. Driscoll joined Diamond Foods. Mr. Wolford did not receive any grants of plan-based awards as interim President and Chief Executive Officer.
(4)	The awards of options and restricted stock were granted on September 22, 2012 under the 2005 Equity Incentive Plan. The restricted stock vests as to one-fourth of the shares on each anniversary of grant. The options vest as to one-fourth of the shares subject to the options on September 22, 2012, with the remainder vesting quarterly thereafter over the following three years. Amounts shown represent the grant date fair value under ASC Topic 718 without giving effect to any forfeiture rate.
(5)	The awards of restricted stock were granted under the 2005 Equity Incentive Plan. The restricted stock vests as to 40% of the shares on August 23, 2012 and as to the remaining 60% of the shares on February 23, 2012. Amounts shown represent the grant date fair value under ASC Topic 718 without giving effect to any forfeiture rate
(6)	Effective February 7, 2012, Mr. Mendes and Mr. Neil were placed on administrative leave, and on November 19, 2012 Mr. Mendes resigned and Mr. Neil was terminated from Diamond.
(7)	The information provided above presents the threshold, target and maximum amounts that Mr. Mendes and Mr. Neil could have received during fiscal 2012. As a result of being placed on administrative leave during fiscal 2012, Mr. Mendes and Mr. Neil received no payout pursuant to Diamond Foods’ non-equity incentive plan.
(8)	The awards of options and restricted stock were granted on September 22, 2011 under the 2005 Equity Incentive Plan. Amounts shown represent the grant date fair value under ASC Topic 718 of the restricted stock grants without giving effect to any forfeiture rate. As a result of Mr. Mendes and Mr. Neil being placed on administrative leave, none of these awards will vest.

2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested (#)(2)		Market Value of Shares or Units of Stock that have Not Vested ($)(3)	Equity Incentive Plan Award: Number of Unearned Shares, Units or Other Rights that have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested ($)
Brian Driscoll (4)	—		—		—	—	—	—		—	—	—
Rick Wolford (5)	—		—		—	—	—	—		—	—	—
Michael Murphy	—		—		—	—	—	—		—	—	—
Lloyd J. Johnson	24,750	(6)	8,250	(6)	—	28.03	9/30/18	8,250	(6)	134,228	—	—
	—		—		—	—		15,000	(7)	244,050	—	—
	15,425	(8)	19,834	(8)	—	40.56	10/07/20	9,708	(8)	157,949	—	—
	—		22,583	(9)	—	91.13	9/22/21	7,408	(9)	120,528	—	—
	—		—		—	—		22,225	(10)	361,601	—	—
Andrew Burke	15,000		—		—	14.93	6/19/16	—		—	—	—
	15,000		—		—	15.83	3/14/17	2,500	(11)	40,675	—	—
	—		—		—	—	—	5,500	(7)	89,485	—	—
	10,284	(8)	13,222	(8)	—	40.56	10/07/20	6,472	(8)	105,299	—	—
	—		16,728	(9)	—	91.13	9/22/21	5,487	(9)	89,273	—	—
	—		—		—	—	—	15,758	(10)	256,383	—	—
Stephen E. Kim	10,387		—		—	17.00	7/20/15	—		—	—	—
	7,000		—		—	21.00	1/10/16	1,750	(11)	28,473	—	—
	—		—		—	—	—	5,000	(7)	81,350	—	—
	8,814	(8)	11,334	(8)	—	40.56	10/07/20	5,547	(8)	90,250	—	—
	—		13,382	(9)	—	91.13	9/27/21	4,390	(9)	71,425	—	—
	—		—		—	—	—	14,927	(10)	242,862	—	—
Linda B. Segre	6,875	(12)	3,125	(12)	—	33.00	10/01/19	5,000	(13)	81,350	—	—
	6,612	(8)	5,141	(8)	—	40.56	10/07/20	3,236	(8)	52,650	—	—
	—		13,382	(9)	—	91.13	9/22/22	4,390	(9)	71,425	—	—
	—		—		—	—	—	13,995	(10)	227,048	—	—
Michael J. Mendes	253,333		—		—	17.00	7/20/15	—		—	—	—
	225,000	(14)	—		—	17.07	10/25/15	17,500	(16)	284,725	—	—
	63,288		—		—	21.00	1/10/16	37,500	(16)	610,125	—	—
	68,077	(8)	149,771	(15)	—	40.56	10/07/20	19,994	(16)	325,302	—	—
	—		100,368	(15)	—	91.13	9/22/21	10,974	(16)	178,547	—	—
Steven M. Neil	10,000	(17)	—		—	17.00	7/20/15	—		—	—	—
	10,000	(17)	—		—	15.01	7/20/16	2,500	(16)	40,675	—	—
	10,000	(17)	—		—	17.03	7/20/17	15,000	(16)	244,050	—	—
	33,750		11,250	(15)	—	18.27	3/25/18	11,250	(16)	183,038	—	—
	12,068	(8)	26,549	(5)	—	40.56	10/07/20	10,632	(6)	172,483	—	—
	—		30,110	(5)	—	91.13	9/22/21	9,877	(6)	160,699	—	—

(1)	All options set forth in the table have a ten-year term. The unvested portion of an option will expire prior to its stated expiration date in the event of the optionee’s termination of employment.
(2)	Represents restricted stock awards that vest subject to continued employment with Diamond.
(3)	The market value of the unvested restricted shares was computed using $16.27, which was the closing price of Diamond common stock on July 31, 2012.
(4)

In connection with his employment agreement, we agreed to issue to Mr. Driscoll a nonqualified stock option and a restricted stock award on the third business day after the date on which Diamond Foods filed with the SEC its restated financial statements for fiscal 2010 and fiscal 2011 (“Grant Date”). The stock option was to be granted at an exercise price equal to the closing price of Diamond Foods common stock on The NASDAQ Stock Market on the Grant Date and was to be for a number of shares with an aggregate value of $1,500,000 divided by the fair value of Diamond Foods common stock using the assumptions of ASC 718 and the closing price of Diamond Foods common stock on the Grant Date. The restricted stock award was to be granted on the Grant Date and was to be for a number of shares equal to $1,500,000 divided by the closing price of Diamond Foods common stock on The NASDAQ Stock Market on the Grant Date. The option and restricted stock award were issued on November 19, 2012.
(5)	Mr. Wolford served as interim President and Chief Executive Officer of the Company from February 7, 2012 until May 8, 2012, at which time Mr. Driscoll joined Diamond Foods. Mr. Wolford did not receive any equity awards as interim President and Chief Executive Officer.
(6)	The options were granted on September 30, 2008 in connection with Mr. Johnson’s employment with Diamond. One-fourth of the options vested on September 1, 2009, and the balance vest in 12 equal quarterly installments thereafter until fully vested on September 1, 2012. The shares of restricted stock were granted on September 30, 2008 in connection with Mr. Johnson’s employment with Diamond, and vest in four equal annual installments on the anniversary of the grant date, until fully vested on September 1, 2012.
(7)	The unvested restricted shares indicated above originally were granted on August 7, 2009. These remaining unvested restricted shares will be fully vested by August 7, 2013.
(8)	These options and restricted shares originally were granted on October 7, 2010 with a vesting commencement date of August 9, 2010. One-fourth of the options vested on the first anniversary of the vesting commencement date, and the balance vest in 12 equal quarterly installments thereafter until fully vested on August 9, 2014. The unvested restricted shares remaining as indicated above will be fully vested by August 9, 2014.
(9)	These options and shares of restricted stock originally were granted on September 22, 2011. One-fourth of the options vest on the first anniversary of the vesting commencement date, and the balance vest in 12 equal quarterly installments thereafter until fully vested on September 22, 2015, subject to continued employment. The restricted shares vest in four equal annual installments on each anniversary of the vesting commencement date, until fully vested on September 22, 2014, subject to continued employment.
(10)	These shares of restricted stock were granted on February 23, 2012. Forty percent of the restricted shares granted vest on August 23, 2012, and the remainder vest on February 23, 2013, subject to continued employment.
(11)	The unvested restricted shares indicated above originally were granted on August 8, 2008. These remaining unvested restricted shares will be fully vested by August 8, 2012.
(12)	These options were granted on October 1, 2009 in connection with Ms. Segre’s employment with Diamond. One-fourth of the options vested on August 17, 2010, and the balance vest in 12 equal quarterly installments thereafter until fully vested on August 16, 2013.
(13)	The unvested restricted shares indicated above originally were granted on October 1, 2009 in connection with Ms. Segre’s employment with Diamond. These remaining unvested restricted shares will be fully vested by August 17, 2013.
(14)	From 2001 until October 2005, Mr. Mendes was the beneficiary of a Long Term Incentive Compensation program (“LTIC”), pursuant to which Diamond agreed to provide Mr. Mendes with annual cash benefits over a ten year period, with payments to begin as early as Mr. Mendes’ 50th birthday under certain circumstances. On October 25, 2005, the Board approved terminating the LTIC and granted Mr. Mendes an option to purchase 225,000 shares of our common stock. The option vested over five years, and was fully vested on October 25, 2010.
(15)	Reflects unvested options outstanding at fiscal year end. All unvested equity grants for Mr. Mendes and Mr. Neil ceased vesting as of February 7, 2012.
(16)	Reflects unvested restricted stock outstanding at fiscal year end. All unvested equity grants for Mr. Mendes and Mr. Neil ceased vesting as of February 7, 2012.
(17)	These options were granted to Mr. Neil as a member of the Board before he became an employee in March 2008.

2012 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Brian Driscoll	—	—	—	—
Rick Wolford (3)	—	—	—	—
Michael Murphy (4)	—	—	—	—
Lloyd J. Johnson	—	—	11,486	854,164
Andrew Burke	—	—	8,408	551,037
Stephen E. Kim	—	—	6,100	396,276
Linda B. Segre	—	—	3,579	250,968
Michael J. Mendes	—	—	44,165	2,885,890
Steven M. Neil	—	—	6,045	394,795

(1)	Represents shares of restricted stock that vested during fiscal 2012.
(2)	Calculated using the closing price of our common stock on the date of vesting.
(3)	Mr. Wolford served as our interim President and Chief Executive Officer from February 7, 2012 to May 8, 2012.
(4)	Mr. Murphy has served as our interim Chief Financial Officer since February 8, 2012.

PENSION BENEFITS

We maintain the Diamond Foods Retirement Restoration Plan, a defined benefit pension plan that provides unfunded, non-qualified benefits, and our former Chief Executive Officer was the sole participant in this plan. The normal retirement benefit provided under the Retirement Restoration Plan is payable as a ten-year certain and life annuity beginning at age 60. The benefit is the amount by which the monthly target benefit under the plan exceeds the monthly benefit that was paid out in a prior year from the Diamond Foods, Inc. Pension Plan, a qualified defined benefit pension plan we sponsored previously but then terminated. The target benefit under the Retirement Restoration Plan is the amount resulting from the formula below that produces the higher benefit:

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

Benefits are paid as a single cash payment (lump sum) equal to the actuarial present value of the early retirement benefit. The lump sum amount is determined using the basis set forth in the General Agreement on Tariffs and Trade — Retirement Protection Act of 1994 (“GATT”), utilizing the average 30-year T-bond rate for the month two months prior to the month of distribution (without regard to any mandatory payment delay required by IRC Section 409A). The higher the interest rate, the lower the lump sum, and vice versa. Alternatively, the participant may elect to receive his benefit as an annuity and/or at a later time, but only after filing a written request that satisfies IRC Section 409A timing rules.

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

The amounts shown below are based on the participant’s assumed separation of service on February 29, 2012, and a lump sum payment on January 31, 2013. Other key assumptions used to determine the amounts are as follows:

•	An interest rate of 0.5%, the FASB ASC 715-30 discount rate as of July 31, 2012. The discount rate as of July 31, 2011 was 4.3%.

•

The estimated lump sum payment has been determined, with the conversion based on a 3.0% interest rate and the unisex Revenue Ruling 2001-62 mortality table. The conversion as of July 31, 2011 was based on a 4.3% interest rate assumption.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Michael Mendes	Retirement Restoration Plan	19.5	5,850,000	—

On November 19, 2012, Mr. Mendes formally resigned from the Company. Diamond and Mr. Mendes entered into a Separation and Clawback Agreement, pursuant to which Mr. Mendes agreed to deliver to Diamond the following: (i) a cash payment of $2,743,400 (“Cash Clawback”), representing the total value of his fiscal 2010 and fiscal 2011 bonuses; and (ii) 6,665 shares of Diamond common stock, representing the vested shares of Company common stock awarded to Mr. Mendes after fiscal 2010. The Cash Clawback will be deducted from the amount Diamond owes to Mr. Mendes pursuant to the Retirement Restoration Plan. Mr. Mendes and Diamond have determined that prior to giving effect to the Cash Clawback, the retirement benefit due to Mr. Mendes in a lump sum under the Retirement Restoration Plan was approximately $5.44 million. Accordingly, after giving effect to the Cash Clawback, the Retirement Restoration Plan amount will be reduced to $2,696,600, which is expected to be paid in December 2012.

Potential Payments upon Employment Termination and Change of Control Events

Mr. Driscoll. Pursuant to Mr. Driscoll’s employment agreement, in the event he is terminated for cause (as defined in his employment agreement), or in the event of his death or disability, or in the event of his voluntary termination, Mr. Driscoll will receive: (i) any earned but unpaid base salary and earned but unused vacation or paid time off; (ii) any bonus earned and payable from a prior year that remains unpaid; (iii) other unpaid vested benefits under compensation, incentive and benefit plans; and (iv) reimbursement for expenses incurred, as of such termination of employment (“Accrued Compensation”). If he is terminated without cause, has a “constructive termination” (as defined in his employment agreement) or if Diamond Foods chooses not to renew his contract resulting in a termination of employment, Mr. Driscoll will receive: (i) the Accrued Compensation; (ii) a lump sum payment equal to 18 months of his then current base salary (reduced to 12 months after the initial three–year term of his employment with Diamond Foods); (iii) a lump sum payment equal to 150% of his target bonus for the current fiscal year (reduced to 100% after the initial three-year term of the employment agreement); (iv) if such termination occurs following the one-year anniversary of the grant date of his new hire equity grant (“Grant Date”), the restricted stock award will be deemed to have vested on a quarterly rather than annual basis; (v) an amount equal to the annual bonus for the fiscal year in which termination occurs to the extent that performance objectives are achieved, but if termination occurs in the first two fiscal years this amount shall not be less than the guaranteed bonus amount; and (vi) a lump sum payment equal to the cost of 18 months of COBRA health coverage. If he is terminated without cause or constructive termination in connection with a change in control (as defined in his employment agreement) of Diamond Foods, Mr. Driscoll will receive: (i) the Accrued Compensation; (ii) a lump sum payment equal to 30 months of his then current base salary; (iii) a lump sum payment equal to 250% of his target bonus for the current fiscal year; (iv) a lump-sum payment equal to the cost of 18 months of COBRA health benefits; (v) an amount equal to the annual bonus for the fiscal year in which termination occurs to the extent that performance objectives are achieved, but if termination occurs in the first two fiscal years this amount shall not be less than the guaranteed bonus amounts; and (vi) acceleration of all his then unvested equity awards.

Other Named Executive Officers. We entered into change of control agreements with Mr. Johnson, Mr. Burke, Mr. Kim and Ms. Segre. Our former Chief Executive Officer, Mr. Mendes, and former Chief Financial Officer, Mr. Neil, were parties to such agreements as well. Under these agreements, if we sell all or substantially all of our assets, complete a merger after which our stockholders before the merger do not own more than 50% of the surviving or successor entity’s outstanding voting securities after the merger, or any person or entity acquires 50% or more of our outstanding voting securities, and then after such change of control the successor entity terminates the executive officer without cause (as defined below) or the executive officer terminates his employment for good reason (as defined below), then the vesting of the executive officer’s restricted stock and stock options will accelerate and the executive officer will become entitled to receive severance payments equal to a multiple of his or her current yearly salary and maximum bonus. The multiple is two times for Mr. Johnson and one time for Mr. Burke, Mr. Kim, and Ms. Segre. The multiple for Mr. Mendes was three times and for Mr. Neil was two times. In addition, if an executive officer elects to continue medical and/or dental coverage after termination, such executive officer will receive 18 monthly payments equal to the premium(s) for the coverage elected for such executive officer and dependents of such executive officer. No amounts would be due to Mr. Neil or Mr. Mendes under the change of control agreements.

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

In February 2012, we established a Key Executive Retention Plan, under which Mr. Johnson, Mr. Burke, Mr. Kim and Ms. Segre received a benefit equal to 250% of their annual base salary, one-half of which will be payable in cash and one-half of which will be paid in the form of restricted stock. Forty percent of the retention benefit was paid on August 23, 2012 and the remainder of the retention benefit will be payable on February 23, 2013 if the participant remains employed by us as of that date. The retention benefit may be accelerated if Diamond Foods terminates the participant’s employment without cause, the participant terminates his or her employment for good reason, or the participant is terminated without cause or terminates his or her employment for good reason within 12 months following a change of control of Diamond Foods.

In connection with his March 1997 employment agreement, we had agreed to provide Mr. Mendes with termination benefits independent of a change of control transaction. If we had terminated Mr. Mendes’ employment for any reason other than due to his willful breach of duty, habitual neglect of duty or continued incapacity to perform, he would have been entitled to continuation of his salary and health, dental and vision insurance benefits for up to 12 months, and he would be entitled to up to $10,000 in outplacement services. No such termination benefits will be paid to Mr. Mendes. Mr. Mendes was the sole participant under the Retirement Restoration Plan. During fiscal 2012, no payments were made under the Retirement Restoration Plan.

On November 19, 2012, Mr. Mendes formally resigned from the Company. Mr. Mendes and Diamond entered into a Separation and Clawback Agreement with the Company, pursuant to which Mr. Mendes agreed to deliver to the Company the following: (i) a cash payment of $2,743,400 (the “Cash Clawback”), representing the entire amount of his fiscal 2010 and fiscal 2011 bonuses and (ii) 6,665 shares of Diamond common stock, representing all shares of Company common stock released to Mr. Mendes upon vesting under stock awards granted for fiscal 2010 and all later years. The Cash Clawback was deducted from the amount Diamond owed to Mr. Mendes pursuant to the Retirement Restoration Plan. Mr. Mendes and Diamond have determined that prior to giving effect to the Cash Clawback, the retirement benefit due to Mr. Mendes in a lump sum under the Retirement Restoration Plan was $5.44 million. Accordingly, after giving effect to the Cash Clawback, the Retirement Restoration Plan payment was reduced to $2,696,600.

The table below presents estimated payments and benefits that would have been provided to each of our current named executive officers assuming their respective terminations as of July 31, 2012. As a condition of receiving any severance benefits in connection with the change of control agreements, the executive must execute a full waiver and release of all claims in our favor and agree to abide by covenants regarding confidentiality, non-solicitation of employees, non-interference with our business relationships and non-competition. In addition to the benefits described in the tables below, upon termination of employment executive officers may be eligible for other benefits that are generally available to all salaried employees, such as life insurance, long-term disability, and 401(k) benefits.

	Brian Driscoll	Lloyd Johnson	Andrew Burke	Stephen Kim	Linda Segre
Termination after Change of Control:
Cash Severance	$4,314,863	$2,047,310	$725,779	$572,886	$535,600
Post-termination COBRA reimbursement for 18 months	18,135	25,986	25,986	25,986	8,708
Acceleration of cash retention payments	—	533,154	378,010	358,054	334,750
Acceleration of unvested restricted stock (1)	—	1,018,356	581,116	514,360	432,473
Acceleration of unvested options (1)	—	—	—	—	—

Total	$4,332,998	$3,785,038	$1,802,326	$1,552,217	$1,379,579

Involuntary Termination:
Acceleration of cash retention payments	$—	$533,154	$378,010	$358,054	$334,750

(1)	Amounts shown represent acceleration of vesting triggered by termination event after a change of control based on $16.27 per share, which was the closing price of our stock on July 31, 2012. As of July 31, 2012, Mr. Driscoll had not yet received any equity grants.

DIRECTOR COMPENSATION

Non-employee members of our Board are compensated through cash retainers and stock option awards. The standard, annualized compensation program for non-employee is as follows:

Board Retainer:		Compensation Committee Retainer:
Board Members (other than Chairman)	$50,000	Committee Chair	$12,000
Chairman of the Board	$145,000	Other Committee Members	$7,000
Chairman Emeritus additional retainer	$10,000

Audit Committee Retainer:		Nominating & Governance Committee:
Committee Chair	$18,000	Committee Chair	$9,000
Other Audit Committee Members	$8,000	Other Committee Members	$4,000

Mr. Wilson is a Managing Director at Oaktree Capital and is one of Oaktree Capital’s designees to our Board. As a principal of Oaktree Capital, Mr. Wilson has waived all compensation paid to non-employee directors. All of our directors are reimbursed for their reasonable expenses in attending Board and Board committee meetings but receive no other fees for attending meetings.

In addition, in June 2012, the Board approved a special one-time payment to certain independent Board members in recognition of the significant time and effort devoted to the Audit Committee investigation into certain payments to walnut growers that was announced on November 1, 2011 as well as the search for a new Chief Executive Officer. $20,000 was paid to Robert Zollars, Laurence Baer, Edward Blechschmidt and Rick Wolford, and $10,000 was paid to Glen Warren. Rick Wolford was an independent director and a member of the Audit Committee until February 7, 2012, at which time he agreed to serve as our interim President and Chief Executive Officer. Mr. Wolford remained in that role until May 8, 2012, when Mr. Driscoll joined the company as the full-time President and Chief Executive Officer.

Upon initial appointment or election to our Board, each non-employee director receives an automatic grant of restricted stock and an automatic stock option grant under our 2005 Equity Incentive Plan. The number of shares of restricted stock is equal to $120,000 divided by the closing price of our stock on the date of grant. We retain the right to repurchase these shares for the nominal purchase price until they are vested. The restricted shares vest in three equal annual installments, commencing with the first anniversary of the date of grant, provided the director remains in continuous service as a director through that date. Prior to vesting, the director is entitled to vote and receive dividends with respect to such shares, but not to transfer them. Each award will become fully vested if we are acquired prior to or at the time of the director’s termination of service. Each non-employee director also receives each year an automatic grant of an option to purchase 10,000 shares of our common stock, at an exercise price per share equal to the fair market value of our common stock on the date of grant. These automatic option grants have ten-year terms and will terminate six months following the date the director ceases to be one of our directors or consultants or 12 months following that date, if the termination is due to death or disability. Each automatic grant of options vests and becomes exercisable in full on the anniversary of the date of grant, provided the director remains in continuous service as a director through that date. In addition, each option award will become fully vested and exercisable if we are acquired prior to or at the time of the director’s termination of service.

The following table shows the compensation earned in fiscal 2012 by members of our Board:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Laurence M. Baer	83,000	—	84,497	167,497
Edward A. Blechschmidt	90,800	—	114,979	205,799
Alison Davis (3)	23,200	119,990	117,414	260,604
John J. Gilbert	60,000	—	84,497	144,497
Dean Hollis (4)	8,696	119,981	106,282	234,959
Robert M. Lea	50,000	—	84,497	134,497
Nigel Rees (3)	23,200	119,990	117,414	260,604
Joseph P. Silveira (5)	29,000	—	—	29,000
Glen C. Warren, Jr.	79,844	—	84,497	164,341
Matthew Wilson (4)	—	—	—	—
Richard Wolford	73,962	—	103,243	177,205
Robert J. Zollars	131,247	—	84,497	215,744

(1)	Represents the fair value of equity grant on the date of grant, even though the grant is subject to vesting, and excludes the impact of forfeitures related to service-based vesting conditions. The fair value of these grants is determined in accordance with ASC Topic 718. Amounts are based on our ASC Topic 718 assumptions described in “Note 3 of the Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K, without regard to forfeitures.
(2)	All of the non-employee directors receive an automatic award of an option to purchase 10,000 shares of our common stock on each anniversary of their appointment to the Board. Represents the fair value of equity grant on the date of grant, even though the grant is subject to vesting, and excludes the impact of forfeitures related to service-based vesting conditions. The fair value of these grants is determined in accordance with ASC Topic 718. Amounts are based on our ASC Topic 718 assumptions described in “Note 3 of the Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K, without regard to forfeitures.
(3)	Ms. Davis and Mr. Rees joined the Board in March 2012.
(4)	Mr. Hollis and Mr. Wilson joined the Board in May 2012 as the Board designees of Oaktree Capital. Mr. Wilson as a Managing Director of Oaktree Capital and does not receive any non-employee director compensation from Diamond Foods.
(5)	Mr. Silveira passed away in November 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table presents information regarding the beneficial ownership of our common stock as of November 27, 2012 by each of our directors, each of our executive officers, all of our current directors and executive officers as a group and each stockholder known to us owning more than 5% of our common stock. The percentage of beneficial ownership for the table is based on 22,076,498 shares of our common stock outstanding as of November 27, 2012. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares.

The number of shares beneficially owned by each stockholder is determined under the rules of the SEC and is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes those shares over which the stockholder has or shares voting or investment control and includes those shares that the stockholder has the right to acquire within 60 days after November 27, 2012 through the exercise of any stock option. The “Percentage of Common Stock” column treats as outstanding all shares underlying options held by the named stockholder, but not shares underlying options held by other stockholders.

Name of Beneficial Owner	Number of Shares of Common Stock	% of Common Stock
Current Directors and Executive Officers:
Brian J. Driscoll (1)	112,443	*
Andrew Burke (2)	105,649	*
Lloyd J. Johnson (3)	136,370	*
Stephen E. Kim (4)	82,392	*
Michael Murphy (5)	0	*
Linda B. Segre (6)	46,760	*
Laurence M. Baer (7)	78,044	*
Edward A. Blechschmidt (8)	45,052	*
Alison Davis	4,977	*
R. Dean Hollis	5,417	*
Robert M. Lea (7)	106,322	*
Nigel A. Rees	4,977	*
William L. Tos, Jr. (9)	153,670	*
Glen C. Warren, Jr. (7)	88,044	*
Matthew C. Wilson	0	*
Robert J. Zollars (7) (10)	79,394	*
All 16 current directors and executive officers as a group (11)	1,049,511	4.7%

Former Board Members:
John J. Gilbert (7) (12)	160,142	*
Rick Wolford (13)	11,844	*

Former Executive Officers:
Michael J. Mendes (14)	844,474	3.7%
Steven M. Neil (15)	158,606	*

Other 5% Stockholders:
The Vanguard Group (16)	1,189,245	5.4%
Blackrock, Inc. (17)	1,658,722	7.5%
Litespeed Management, L.L.C. (18)	1,693,539	7.6%

*	Less than one percent.

(1)	Represents share of restricted stock that vest in four equal installments beginning May 8, 2013, based upon continuous service as an employee or consultant through such date.
(2)	Includes 48,450 shares that may be acquired upon exercise of stock options.
(3)	Includes 59,890 shares that may be acquired upon exercise of stock options.
(4)	Includes 32,902 shares that may be acquired upon exercise of stock options.
(5)	Mr. Murphy is our interim Chief Financial Officer and did not receive any equity grants.
(6)	Includes 18,918 shares that may be acquired upon exercise of stock options.
(7)	Includes 70,000 shares that may be acquired upon exercise of stock options.
(8)	Includes 40,000 shares that may be acquired upon exercise of stock options.
(9)	Includes 6,153 shares of restricted stock issued to Mr. Tos pursuant to our 2005 Equity Incentive Plan in connection with Mr. Tos joining the Board. The restricted stock is subject to a three-year vesting schedule in which one-third of the shares vest on each anniversary of the date of grant. Also includes 143,529 shares in the name of Tos Farms, Inc., in which Mr. Tos is a co-owner.
(10)	Shares indicated above are beneficially owned by Mr. Zollars’ family limited partnership.
(11)	Includes an aggregate of 533,218 shares that may be acquired upon exercise of stock options by current directors and executive officers as a group.
(12)	Includes 42,833 shares in the name of Gilbert Orchards and 20,076 shares in the name of Rio Oso Groves, Inc. Mr. Gilbert is an owner and executive officer of Rio Oso Groves, Inc. and Gilbert Orchards. Mr. Gilbert has sole voting and dispositive control over the shares owned by Rio Oso Groves, Inc. Mr. Gilbert and William H. Gilbert have shared voting and dispositive control over the shares owned by Gilbert Orchards.
(13)	Includes 10,000 shares that may be acquired upon exercise of stock options
(14)	Mr. Mendes, our former President and Chief Executive Officer, was placed on administrative leave as of February 7, 2012, and his options and restricted stock ceased vesting on such date. Mr. Mendes subsequently resigned effective November 19, 2012. Information contained above is based on information available to the company. To the extent Mr. Mendes acquired or sold shares in the open market, such information may not be available to the Company.
(15)	Mr. Neil, our former Chief Financial Officer, was placed on administrative leave as of February 7, 2012, and his options and restricted stock ceased vesting on such date. Mr. Neil was subsequently terminated effective November 19, 2012. Information contained above is based on information available to Diamond. To the extent Mr. Neil acquired or sold shares in the open market, such information may not be available to Diamond.
(16)	Based on Schedule 13G filed by The Vanguard Group on February 6, 2012 with the SEC. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(17)	Based on Schedule 13G filed on February 13, 2012 by Blackrock, Inc. The address for Blackrock, Inc. is 40 East 52nd Street, New York, New York 10022.
(18)	Based on Schedule 13G filed on September 27, 2012 by Litespeed Management, L.L.C. The address for Litespeed Management, L.L.C. is 280 237 Park Avenue, Suite 900, New York, New York 10017.

The following table sets forth information as of July 31, 2012 regarding equity awards under our 2005 Equity Incentive Plan:

Equity Compensation Plan Information Table

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	2,079,535	$33.85	739,748	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,079,535	$33.85	739,748	(1)

(1)	All of the shares available for grant under the 2005 Equity Incentive Plan may be issued in the form of stock options, restricted stock, stock bonuses, stock appreciation rights or restricted stock units. Under the terms of our 2005 Equity Incentive Plan, on the first business day of each fiscal year through 2014, the aggregate number of shares reserved and available for grant and issuance pursuant to the plan is automatically increased by a number of shares equal to 2% of the total outstanding shares as of the immediately preceding July 31, or a lesser number of shares determined by our Board, provided that no more than 25,000,000 shares may be issued pursuant to the exercise of incentive stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Any related party transactions must be reviewed and approved by the Audit Committee or another independent body of our Board in accordance with the written Audit Committee Charter.

Grower Payments

Diamond Foods has paid members of our Board who are affiliated with growers from which we purchase walnuts, for walnut products received in the ordinary course of business. The following table shows the payments received by the directors who sold walnuts to Diamond Foods in fiscal 2012 and fiscal 2013, including to Mr. Gilbert, who served on our Board until November 2012.

Name	Fiscal Year	Grower Payments
John J. Gilbert	2013	$1,750,121
	2012	$3,578,353
Robert M. Lea	2013	$334,807
	2012	$1,702,693
William L. Tos, Jr.	2013	$10,276,109
	2012	$9,685,795

Independent Directors

The Board has determined that each of Mr. Baer, Mr. Blechschmidt, Ms. Davis, Mr. Hollis, Mr. Rees, Mr. Warren, Mr. Wilson and Mr. Zollars is an “independent director” under applicable NASDAQ rules, a “non-

employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934 (“Exchange Act”), and an “outside director” as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986 (“IRC”). The terms of Mr. Baer and Mr. Warren expire as of the date of the 2013 Annual Meeting, at which time the Board will have nine members, six of whom are independent directors. The non-independent Board members are Mr. Driscoll, our CEO, and two directors, Mr. Lea and Mr. Tos, who are affiliated with growers from whom we purchase walnuts.

Item 14. Principal Accounting Fees and Services

The following table presents information regarding the fees billed by Deloitte & Touche LLP and affiliated entities for fiscal 2012 and fiscal 2011.

	Year Ended July 31,
Nature of Services	2012	2011
	(In thousands)
Audit Fees	$16,504	$1,630
Audit-related Fees	94	153
Tax Fees	38	66
All Other Fees	—	—

Total Fees	$16,636	$1,849

Audit Fees. This category includes services billed to Diamond to date and provided to Diamond in connection with the audit of our annual financial statements, an Audit Committee investigation relating to certain payments to walnut growers, restatement of prior financial statements, the audit of our internal control over financial reporting, the review of our unaudited, quarterly consolidated financial statements and review of our periodic and current reports filed with the SEC. The category also includes advice on accounting matters that arose during, or as a result of, the audit or review of interim financial statements and foreign statutory audits required by non-U.S. jurisdictions.

Audit-related Fees. In fiscal 2011 and 2012, audit-related fees were incurred in connection with a business combination pursuant to a registration statement on Form S-4.

Tax Fees. In fiscal 2011 and 2012, tax fees were incurred in connection with research and development tax services. All Other Fees. We did not incur any other fees with Deloitte & Touche LLP in fiscal 2011 or 2012.

Our Audit Committee charter provides that the Audit Committee will approve the fees and other significant compensation to be paid to our independent auditors, and pre-approve all audit services and all non-audit services of independent auditors permitted under applicable law. The charter also provides that the Audit Committee may establish other pre-approval policies and procedures for the engagement of independent auditors to render services to us, including without limitation policies that would allow the delegation of pre-approval authority to one or more members of the Audit Committee, provided that any pre-approval decision is reported to the Audit Committee at its next scheduled meeting. The Audit Committee has delegated pre-approval authority for up to $25,000 in expenses to the Chair of the Audit Committee. The Chair or the Audit Committee has approved all audit and audit-related work covered by the Audit Fees and Tax Fees. All fees listed above paid to our independent auditors during fiscal 2011 and 2012 were for work performed by the independent auditors’ full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements.

(a) Report of Independent Registered Public Accounting Firm

(b) Consolidated Balance Sheets at July 31, 2012 and 2011

(c) Consolidated Statements of Operations for the years ended July 31, 2012, 2011 and 2010

(d) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2012, 2011 and 2010

(e) Consolidated Statements of Cash Flows for the years ended July 31, 2012, 2011 and 2010

(f) Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

All schedules are omitted because the required information is included with the Consolidated Financial Statements or notes thereto.

3. Exhibits required by Item 601 of Regulation S-K.

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with This Report	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed
3.01	Certificate of Incorporation, as amended		S-1/A	333-123576	July 15, 2005
3.02	Restated Bylaws		S-1	333-123576	March 25, 2005
4.01	Form of Certificate for common stock		S-1/A	333-123576	July 18, 2005
4.02	Rights Agreement, dated as of April 29, 2005, by and between Registrant and EquiServe Trust Company, N.A		S-1/A	333-123576	May 3, 2005
4.03	Amendment No. 1 to Rights Agreement between Registrant and Equiserve Trust Company, N.A., dated April 5, 2011		8-A/A	000-51439	April 5, 2011
4.04	Amendment No. 2 to the Rights Agreement dated May 22, 2012 by and between Diamond Foods, Inc. and Computershare Trust Company, N.A.		8-A/A	000-51439	May 30, 2012
4.05	Senior Note issued to OCM PF/FF Adamantine Holdings, Ltd., dated May 29, 2012.		8-K	000-51439	May 30, 2012
4.06	Redeemable Note issued to OCM PF/FF Adamantine Holdings, Ltd., dated May 29, 2012.		8-K	000-51439	May 30, 2012
4.07	Warrant to Purchase Common Stock issued to OCM PF/FF Adamantine Holdings, Ltd., dated May 29, 2012.		8-K	000-51439	May 30, 2012
10.01*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement		S-1	333-123576	March 25, 2005

		Filed with This Report	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed
10.02*	Form of Tax Withholding Agreement		8-K	000-51439	July 20, 2007
10.03*	Form of Stock Withholding Agreement		8-K	000-51439	January 10, 2007
10.04*	2005 Employee Stock Purchase Plan and form of subscription agreement		S-1	333-123576	March 25, 2005
10.05*	Diamond Walnut Growers, Inc. 401(k) Plan		S-1	333-123576	March 25, 2005
10.06*	Diamond Walnut Growers, Inc. Retirement Restoration Plan		S-1	333-123576	March 25, 2005
10.07*	Diamond of California Management Pension Plan		S-1	333-123576	March 25, 2005
10.08*	Diamond Walnut Growers, Inc. Pension Plan, as restated		S-1	333-123576	March 25, 2005
10.09*	Form of Indemnity Agreement between Registrant and each of its directors and executive officers		S-1	333-123576	March 25, 2005
10.10*	Form of Change of Control and Retention Agreement between Registrant and each of its executive officers		S-1/A	333-123576	May 3, 2005
10.11*	Diamond Foods, Inc. Key Executive Retention Plan		8-K	000-51439	February 24, 2012
10.12*	Summary of Non-Employee Director Compensation Arrangements		10-K/A	000-51439	November 28, 2011
10.13*	Description of Annual Incentive Program		8-K	000-51439	November 21,2012
10.14*	Employment Agreement, dated March 25, 1997, between Registrant and Michael J. Mendes		S-1	333-123576	March 25, 2005
10.15*	Employment Agreement, dated May 4, 2012, between Diamond Foods, Inc. and Brian Driscoll		8-K	000-51439	May 7, 2012
10.16*	Offer Letter between Steven M. Neil and Diamond Foods, Inc.		10-Q	000-51439	March 11, 2008
10.17*	Offer Letter between Lloyd Johnson and Diamond Foods, Inc.		10-K	000-51439	September 25, 2008
10.18*	Offer Letter between Linda Segre and Diamond Foods, Inc.		10-K	000-51439	September 30, 2009
10.19	Form of Walnut Purchase Agreement		S-1/A	333-123576	May 3, 2005
10.20	Form of Walnut Purchase Agreement introduced on May 18, 2012		8-K	000-51439	May 23, 2012
10.21	Credit Agreement, dated as of February 25, 2010, by and among Diamond Foods, Inc., the Lenders party thereto, Bank of America, N.A., Banc of America Securities LLC and Barclays Capital		10-K/A	000-51439	November 14, 2012
10.22	Letter Agreement amending Credit Agreement between Diamond Foods, Inc. and Bank of America N.A., dated March 26, 2010		10-K/A	000-51439	November 14, 2012
10.23	Forbearance Agreement and Second Amendment to Credit Agreement between Diamond Foods, Inc., Bank of America N.A. and the lenders thereto, dated March 21, 2012		8-K	000-51439	March 21, 2012

		Filed with This Report	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed
10.24	Waiver and Third Amendment to Credit Agreement between Diamond Foods, Inc., Bank of America, N.A. and the lenders thereto, dated May 22, 2012		8-K	000-51439	May 23, 2012
10.25	Waiver and Fourth Amendment to Credit Agreement between Diamond Foods, Inc., Bank of America, N.A., and lenders thereto, dated July, 27, 2012		10-K/A	000-51439	November 14, 2012
10.26	Waiver and Fifth Amendment to Credit Agreement between Diamond Foods, Inc., Bank of America, N.A. and the lenders thereto, dated August 23, 2012		10-K/A	000-51439	November 14, 2012
10.27	Securities Purchase Agreement, dated May 22, 2012, by and among Diamond Foods, Inc., OCM PF/FF Adamantine Holdings, Ltd. and the other Purchasers party thereto.		8-K	000-51439	May 23, 2012
10.28	Amendment to Securities Purchase Agreement, dated May 29, 2012, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		8-K	000-51439	May 30, 2012
10.29	Registration Rights Agreement, dated May 29, 2012, by and among Diamond Foods, Inc., OCM PF/FF Adamantine Holdings, Ltd. and the other Purchasers party to the Securities Purchase Agreement, dated May 22, 2012.		8-K	000-51439	May 30, 2012
10.30	Transaction Agreement, dated April 5, 2011, by and among The Procter & Gamble Company, The Wimble Company, Diamond Foods, Inc. and Wimbledon Acquisition LLC		8-K	000-51439	April 5, 2011
10.31	Separation Agreement, dated April 5, 2011, by and among The Procter & Gamble Company, The Wimble Company and Diamond Foods, Inc.		8-K	000-51439	April 5, 2011
21.01	List of Subsidiaries of Diamond Foods, Inc.	X
23.01	Consent of Independent Registered Public Accounting Firm	X
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

		Filed with This Report	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates management contract or compensatory plan or arrangement

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

Date: December 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature Date

/s/ Brian J. Driscoll	President and Chief Executive Officer	December 7, 2012
Brian J. Driscoll	and Director (principal executive officer)

/s/ Michael Murphy	Interim Chief Financial Officer	December 7, 2012
Michael Murphy	(principal accounting officer)

/s/ Lawrence M. Baer	Director	December 7, 2012
Lawrence M. Baer

/s/ Edward A. Blechschmidt	Director	December 7, 2012
Edward A. Blechschmidt

/s/ Alison Davis	Director	December 7, 2012
Alison Davis

/s/ R. Dean Hollis	Director	December 7, 2012
R. Dean Hollis

/s/ Robert M. Lea	Director	December 7, 2012
Robert M. Lea

/s/ Nigel Rees	Director	December 7, 2012
Nigel Rees

/s/ Glen C. Warren, Jr.	Director	December 7, 2012
Glen C. Warren, Jr.

/s/ Matthew C. Wilson	Director	December 7, 2012
Matthew C. Wilson

/s/ Robert J. Zollars	Director	December 7, 2012
Robert J. Zollars

	Director	December 7, 2012
William L. Tos, Jr.