Form 10-Q
period 2012-10-31
Diamond Foods Inc
filed 2012-12-17
CIK 1320947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Number of shares of common stock outstanding as of November 30, 2012: 22,069,833

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements, including statements about our future financial and operating performance and results, business strategy, plant closure plans, liquidity, future commodity prices, supply of raw materials, and plans and forecasts, our position in the walnut industry, enhancing internal controls and remediating material weaknesses. We have based these forward-looking statements on our assumptions, expectations and projections about future events only as of the date of this presentation, and we make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the SEC. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this report and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. Actual results may differ materially from what we currently expect because of many risks and uncertainties, including: uncertainty about the need to file additional report in connection with our restatement; risks relating to our leverage and its effect on our ability to respond to changes in our business, markets and industry; increase in the cost of our debt; ability to raise additional capital and possible dilutive impact of raising such capital; risks relating to litigation and regulatory proceedings; risks related to our ability to meet all reporting company requirements under the Securities Exchange Act of 1934, as amended, and any resulting delisting of our common stock on the Nasdaq Stock Market; uncertainties relating to relations with growers; availability and cost of walnuts and other raw materials; increasing competition and possible loss of key customers; and general economic and capital markets conditions.

As used in this Quarterly Report, the terms “Diamond Foods,” “Diamond,” “Company,” “Registrant,” “we,” “us,” and “our” mean Diamond Foods, Inc. and its subsidiaries unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

(Unaudited)

	October 31, 2012	July 31, 2012	October 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$9,852	$3,291	$4,474
Trade receivables, net	113,540	85,041	141,760
Inventories	231,979	165,708	254,860
Deferred income taxes	4,057	3,697	14,010
Prepaid income taxes	228	4,434	29,392
Prepaid expenses and other current assets	16,355	16,025	18,665

Total current assets	376,011	278,196	463,161
Restricted cash	6,389	6,386	13,731
Property, plant and equipment, net	143,752	146,944	146,417
Deferred income taxes	147	1,107	5,915
Goodwill	407,196	403,158	406,850
Other intangible assets, net	438,458	437,021	446,267
Other long-term assets	23,780	26,537	6,271

Total assets	$1,395,733	$1,299,349	$1,488,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,471	$5,449	$41,700
Warrant liability	54,337	46,821	—
Accounts payable and accrued liabilities	137,724	130,623	178,672
Payable to growers	109,941	33,716	151,700

Total current liabilities	307,473	216,609	372,072
Long-term obligations	607,642	599,598	535,078
Deferred income taxes	128,267	127,024	131,634
Other liabilities	30,208	31,324	24,507
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	0
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,434,958, 22,432,517 and 22,369,311 shares issued and 22,085,507, 22,114,241 and 22,058,169 shares outstanding at October 31, 2012, July 31, 2012, and October 31, 2011, respectively	22	22	22
Treasury stock, at cost: 349,451, 318,276 and 311,142 shares held at October 31, 2012, July 31, 2012, and October 31, 2011, respectively	(10,409)	(9,815)	(9,643)
Additional paid-in capital	329,303	327,984	321,843
Accumulated other comprehensive income	11,398	4,044	12,413
Retained earnings (deficit)	(8,171)	2,559	100,686

Total stockholders’ equity	322,143	324,794	425,321

Total liabilities and stockholders’ equity	$1,395,733	$1,299,349	$1,488,612

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended October 31,
	2012	2011

Net sales	$258,462	$287,393
Cost of sales	199,916	226,086

Gross profit	58,546	61,307
Operating expenses:
Selling, general and administrative	38,181	29,455
Advertising	9,045	12,716
Acquisition and integration related expenses	—	17,214
Loss on warrant liability	7,516	—

Total operating expenses	54,742	59,385

Income from operations	3,804	1,922
Interest expense, net	13,912	5,761

Loss before income taxes	(10,108)	(3,839)
Income tax expense (benefit)	621	(14,640)

Net income (loss)	$(10,729)	$10,801

Earnings (loss) per share:
Basic	$(0.49)	$0.49
Diluted	$(0.49)	$0.47
Shares used to compute earnings (loss) per share:
Basic	21,753	21,668
Diluted	21,753	22,567

Dividends declared per share	$—	$0.045

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended October 31,
	2012	2011

Net income (loss)	$(10,729)	$10,801

Other comprehensive income (loss):

Foreign currency translation adjustments, net of tax [1]	7,354	(5,531)

Change in pension liabilities, net of tax [2]	—	97

Derivative reclassification adjustments, net of tax [3]	—	107

Other comprehensive income (loss)	7,354	(5,327)

Comprehensive income (loss)	$(3,375)	$5,474

[1]	Net of tax expense of $1.1 million and net of tax benefits of $0.7 million for the three months ended October 31, 2012 and 2011, respectively.
[2]	Net of tax expense of $0.1 million for the three months ended October 31, 2011.
[3]	Net of immaterial tax benefits.

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,729)	$10,801
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,967	6,743
Deferred income taxes	698	(118)
Excess tax benefit from stock option transactions	(69)	(1,163)
Stock-based compensation	1,250	1,902
Loss on warrant	7,516	—
Debt issuance cost amortization	848	437
Payment-in-kind interest on debt	5,580	—
Other, net	294	673
Changes in assets and liabilities:
Trade receivables, net	(27,723)	(43,485)
Inventories	(66,126)	(101,326)
Prepaid expenses and other current assets and income taxes	3,959	(17,468)
Other assets	1,831	164
Accounts payable and accrued liabilities	7,321	43,859
Payable to growers	76,225	75,000
Other liabilities	(621)	(7,714)

Net cash provided by (used in) operating activities	8,221	(31,695)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,946)	(11,303)
Change in restricted cash	(3)	2,064

Net cash used in investing activities	(2,949)	(9,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of revolving line of credit under the Secured Credit Facility, net	3,700	55,500
Payment of long-term debt and notes payable	(1,488)	(10,423)
Dividends paid	—	(993)
Excess tax benefit from stock option transactions	69	1,163
Purchase of treasury stock	(594)	(2,776)
Other, net	(429)	(125)

Net cash provided by financing activities	1,258	42,346

Effect of exchange rate changes on cash	31	(50)

Net increase in cash and cash equivalents	6,561	1,362
Cash and cash equivalents:
Beginning of period	3,291	3,112

End of period	$9,852	$4,474

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$6,632	$5,559
Income taxes	(5,476)	3,738
Non-cash investing activity:
Accrued capital expenditures	533	10,709

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended October 31, 2012 and 2011

(In thousands, except share and per share information unless otherwise noted)

(Unaudited)

(1) Organization and Basis of Presentation

Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In September 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. In March 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand® to Diamond’s existing portfolio of leading brands in the snack industry. Diamond sells its products to global, national, regional and independent grocery, drug, and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels. Sales to the Company’s largest customer accounted for approximately 19.4% and 18.5% of total net sales for the three months ended October 31, 2012 and 2011, respectively. No other customer accounted for 10% or more of our total net sales for those periods.

The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended July 31, 2012 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s Condensed Consolidated Financial Statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K. Operating results for the three months ended October 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ended July 31, 2013.

Certain prior period cash flow statement amounts have been reclassified to conform to the current period presentation; there was no impact to the totals for cash flows from operating, investing, and financing activities.

We report our operating results on the basis of a fiscal year that starts August 1 and ends July 31. We refer to our fiscal years ended July 31, 2010, 2011, 2012 and 2013, as “fiscal 2010,” “fiscal 2011,” “fiscal 2012” and “fiscal 2013.”

(2) Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This guidance requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) in either a single continuous statement of comprehensive income or in two separate consecutive statements. The guidance does not change the components of OCI or when an item of OCI must be reclassified to net income, or the earnings per share calculation. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance using the two separate but consecutive statements approach.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

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

The Company transacts business in foreign currencies and has international sales denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward contracts, generally with monthly maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The Company does not use foreign currency contracts for speculative or trading purposes. On the date a foreign currency forward contract is entered into, the Company may designate the contract as a hedge, for a forecasted transaction, of the variability of cash flows to be received (“cash flow hedge”). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to anticipated transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Effective changes in derivative contracts designated and qualifying as cash flow hedges of forecasted revenue are reported in other comprehensive income. These gains and losses are reclassified into interest income or expense, in the same period as the hedged revenue is recognized. The Company includes time value in the assessment of effectiveness of the foreign currency derivatives. The ineffective portion of the hedge is recorded in interest expense or income. There were no foreign currency contracts outstanding as of October 31, 2012. No hedge ineffectiveness for foreign currency derivatives was recorded for the three months ended October 31, 2012. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted foreign currency transactions is less than twelve months. Within the next twelve months, amounts expected to be reclassified from other comprehensive income to revenue for foreign currency derivatives are nil.

In July 2010, the Company entered into three interest rate swap agreements in accordance with Company policy to mitigate the impact of London Interbank Offered Rate (“LIBOR”) based interest expense fluctuations on Company profitability. These swap agreements, with a total hedged notional amount of $100 million, were entered into to hedge future cash interest payments associated with a portion of the Company’s variable rate bank debt. The Company has designated these swaps as cash flow hedges of future cash flows associated with its variable rate debt. All effective changes in the fair value of the designated swaps are recorded in other comprehensive income (loss) and are released to interest income or expense on a monthly basis as the hedged debt payments are accrued. Ineffective changes, if any, are recognized in interest income or expense immediately. As of July 31, 2012, all swaps had matured.

In May 2012, Diamond closed an agreement to recapitalize its balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”). The Oaktree investment initially consists of $225 million of newly-issued senior notes and warrants to purchase approximately 4.4 million shares of Diamond common stock. Oaktree’s warrants will be exercisable at $10 per share starting on March 1, 2013. The warrants are accounted for as derivative liabilities and are remeasured at fair value each reporting period with gains and losses recorded in net income.

In July 2012, the Company entered into an interest rate cap agreement in accordance with Company policy to mitigate the impact of LIBOR based interest expense fluctuations on Company profitability. This agreement had a total notional amount of $100 million and was entered into to mitigate the interest rate impact of the Company’s variable rate bank debt. The Company accounts for the interest rate cap as a freestanding derivative.

The fair values of the Company’s derivative instruments as of October 31, 2012, July 31, 2012 and October 31, 2011 were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		10/31/12	7/31/12	10/31/11
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable and accrued liabilities	$—	$—	$(469)
Interest rate contracts	Other liabilities	—	—	—
Foreign currency contracts	Accounts payable and accrued liabilities	—	—	—

Total derivatives designated as hedging instruments under ASC 815		$—	$—	$(469)

Derivatives not designated as hedging instruments under ASC 815:
Commodity contracts	Prepaid and other current assets	$27	$483	$—
Interest rate contracts	Other long-term assets	3	10	—
Foreign currency contracts	Accounts payable and accrued liabilities	—	—	—
Warrants	Warrant liability	(54,337)	(46,821)	—

Total derivatives		$(54,307)	$(46,328)	$(469)

The effect of the Company’s derivative instruments on the Consolidated Statements of Operations for the three months ended October 31, 2012 and 2011 is summarized below:

			Location of Loss	Amount of Loss
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Reclassified from Accumulated OCI into Income (Effective Portion)	Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	10/31/12	10/31/11		10/31/12	10/31/11		10/31/12	10/31/11
Interest rate contracts	$—	$(79)	Interest expense	$—	$(191)	Interest expense	$—	$—
Foreign currency contracts	—	—	Net sales	—	—	Net sales	—	—

Total	$—	$(79)		$—	$(191)		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		10/31/12	10/31/11
Commodity contracts	Selling, general and administrative	$(456)	$—
Interest rate contracts	Interest expense	(7)	—
Foreign currency contracts	Interest expense	—	(10)
Warrants	Gain or (loss) on warrants	(7,516)	—

Total		$(7,979)	$(10)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative assets (liabilities) measured at fair value on a recurring basis were $0 million as of October 31, 2012, $0.5 million as of July 31, 2012, and ($0.5) million as of October 31, 2011. The Company has elected to use the income approach to value the derivative liabilities, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments.

The Company’s warrant liability measured at fair value on a recurring basis was $54.3 million as of October 31, 2012 and $46.8 million as of July 31, 2012. The Company has elected to use the income approach to value the warrant liability and uses the Black-Scholes option valuation model. This valuation is considered Level 3 due to the use of certain unobservable inputs. Inputs into the Black-Scholes model include: remaining term, stock price, strike price, maturity date, risk-free rate, and expected volatility. The significant Level 3 unobservable inputs used in the valuation are shown below:

	10/31/12	7/31/12	10/31/11
Expected volatility	52.75%	54.75%	N/A
Probability of Special Redemption	0.00%	0.00%	N/A

In applying the valuation model, small increases or decreases in the expected volatility would result in a significantly higher or lower fair value measurement. In addition, increases in the probability of the Special Redemption, as described in Note 9 of the Notes to Condensed Consolidated Financial Statements, would result in lower fair value measurements. During the quarter ended October 31, 2012, the loss associated with the increased value of the warrant liability was largely due to the increase in the Company’s stock price.

The following is a reconciliation of activity for October 31, 2012 liabilities measured at fair value based on Level 3 inputs:

Warrant Liability
	10/31/12	10/31/11
Beginning Balance	$(46,821)	$—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or (losses) (realized/unrealized)
Included in earnings	(7,516)	—
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending Balance	$(54,337)	$—

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

Assets and Liabilities Disclosed at Fair Value

The following table presents the carrying value and fair value of our outstanding Oaktree debt:

	10/31/12		7/31/12
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Note	$107,220	$123,831	$103,295	$103,203
Redeemable Note	$83,480	$61,916	$81,686	$51,601

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

(4) Stock Plan Information

The Company uses a broad based equity incentive plan to help align employees and director incentives with stockholders’ interests, and accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” The fair value of all stock options granted is recognized as an expense in the Company’s statements of operations, typically over the related vesting period of the options. The guidance requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period. Stock options may be granted to officers, employees and directors.

Stock Option Awards: The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities were estimated based on the Company’s implied historical volatility. The expected term of options granted is based on the simplified method due to the limited amount of historical Company information available. Forfeiture rates were based on assumptions and historical data to the extent it is available. The risk-free rates were based on U.S. Treasury yields in effect at the time of the grant. For purposes of this valuation model, dividends are based on the historical rate. Assumptions used in the Black-Scholes model are presented below:

	Three Months Ended October 31,
	2012	2011
Average expected life, in years	6	6
Expected volatility	52.99%	41.87%
Risk-free interest rate	0.92%	1.27%
Dividend rate	0.00%	0.24%

The following table summarizes stock option activity during the three months ended October 31, 2012:

	Number of Shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2012	2,079	$33.85
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at October 31, 2012	2,079	33.85	2.9	$1,521

Exercisable at October 31, 2012	1,493	25.58	2.5	1,473

There were no stock options granted during the three months ended October 31, 2012. The weighted average fair value per share of stock options granted during the three months ended October 31, 2011 was $35.39. The fair value per share of stock options vested during the three months ended October 31, 2012 and 2011 was $26.44 and $16.06, respectively. There were no stock options exercised during the three months ended October 31, 2012. The total intrinsic value of options exercised during the three months ended October 31, 2011 was $0.1 million.

Changes in the Company’s nonvested stock options during the three months ended October 31, 2012 are summarized as follows:

	Number of Shares (in thousands)	Weighted average grant date fair value per share
Nonvested at July 31, 2012	631	$23.00
Granted	—	—
Vested	(45)	26.44
Cancelled	—	—

Nonvested at October 31, 2012	586	22.74

As of October 31, 2012, there was approximately $5.0 million of total unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 5.4 years.

Restricted Stock Awards: Restricted stock and restricted stock unit activity during the three months ended October 31, 2012 is summarized as follows:

	Restricted Stock		Restricted Stock Units
	Number of Shares (in thousands)	Weighted average grant date fair value per share	Number of Shares (in thousands)	Weighted average grant date fair value per share
Outstanding at July 31, 2012	380	$38.18	13	$74.62
Granted	—	—	—	—
Vested	(85)	31.87	(2)	74.62
Cancelled	—	—	(1)	74.62

Outstanding at October 31, 2012	295	39.99	10	74.62

There were no restricted stock awards granted during the three months ended October 31, 2012. The weighted average fair value per share of restricted stock granted during the three months ended October 31, 2011 was $89.02. The weighted average fair value per share of restricted stock vested during the three months ended October 31, 2012 and 2011 was $31.87 and $25.87, respectively. The total intrinsic value of restricted stock vested in the three months ended October 31, 2012 and 2011 was $1.6 million and $7.1 million, respectively.

As of October 31, 2012 there was $5.0 million of unrecognized compensation expense related to nonvested restricted stock, which is expected to be recognized over a weighted average period of 4.2 years. As of October 31, 2012 there was $0.7 million of unrecognized compensation expense related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of 4.0 years.

(5) Earnings Per Share

ASC 260-10, “Earnings Per Share,” impacted the determination and reporting of earnings per share by requiring the inclusion of restricted stock as participating securities, since they have the right to share in dividends, if declared, equally with common shareholders. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). Including these shares in the Company’s earnings per share calculation during periods of net income has the effect of diluting both basic and diluted earnings per share.

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended October 31,
	2012	2011
Numerator:
Net income (loss)	$(10,729)	$10,801
Less: income allocated to participating securities	—	(177)

Income (loss) attributable to common shareholders - basic	(10,729)	10,624

Add: undistributed income attributable to participating securities	—	162
Less: undistributed income reallocated to participating securities	—	(156)

Income (loss) attributable to common shareholders - diluted	$(10,729)	$10,630

Denominator:
Weighted average shares outstanding - basic	21,753	21,668
Dilutive shares - stock options	—	899

Weighted average shares outstanding - diluted	21,753	22,567

Income (loss) per share attributable to common shareholders (1):
Basic	$(0.49)	$0.49
Diluted	$(0.49)	$0.47

(1)	Computations may reflect rounding adjustments.

As the Company was in a loss position for the three months ended October 31, 2012, stock options outstanding of 2,079,535 and the dilutive impact of the warrants were excluded in the computation of diluted earnings per share as their effect would be antidilutive. Options to purchase 196,553 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $74.69 for the three months ended October 31, 2011 and therefore their effect would be antidilutive.

(6) Balance Sheet Items

Inventories consisted of the following:

	October 31, 2012	July 31, 2012	October 31, 2011
Raw materials and supplies	$146,145	$63,684	$160,504
Work in process	18,142	33,495	26,985
Finished goods	67,692	68,529	67,371

Total	$231,979	$165,708	$254,860

Accounts payable and accrued liabilities consisted of the following:

	October 31, 2012	July 31, 2012	October 31, 2011
Accounts payable	$86,769	$84,324	$126,932
Accrued promotion	23,699	21,927	32,344
Accrued salaries and benefits	17,592	13,872	9,484
Accrued taxes	3,168	4,952	3,053
Other	6,496	5,548	6,859	(1)

Total	$137,724	$130,623	$178,672

(1)	The current and long term portions of capital leases are reflected in Accounts payable and accrued liabilities and Other liabilities, respectively, on the Consolidated Balance Sheets.

(7) Fishers Facility Closure

On October 25, 2012, Diamond announced a plan to consolidate its manufacturing operations and to close its facility in Fishers, Indiana. Certain manufacturing equipment at Fishers will be relocated to Diamond’s facility in Stockton, California. During fiscal 2012, Diamond recorded asset impairment charges of $10.1 million associated with Fishers equipment that either is not currently being utilized or will not be utilized for its remaining useful life. The fair value of the equipment was determined by management with the assistance of a third party. Within selling, general and administrative expenses, the Company also recorded severance expense for the quarter ended October 31, 2012 of $0.1 million related to Fishers employees. The Company expects to record additional severance expense of approximately $1.2 million and $0.1 million in the quarters ending January 31, 2013 and April 30, 2013, respectively, as the severance is earned by the impacted employees.

In the quarter ended October 31, 2012, the Company accelerated the remaining useful lives of leasehold and building improvement assets at the Fishers facility to correspond with the estimated cease use date, and recorded additional depreciation expense of $0.3 million. The Company is also anticipating additional costs associated with the Fishers closure to be recorded in fiscal 2013. The Company will recognize a liability for the Fishers facility lease at the cease use date. This liability may be reduced by any estimated sublease rental income that the Company may receive; however, the Company is not able to estimate such rental income at this time. The Company will incur additional costs related to the closure, including Fishers facility building security, property maintenance, and real estate taxes, as well as moving and re-installation costs associated with equipment that will be relocated to Stockton, California.

(8) Intangible Assets and Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance as of July 31, 2011	$409,735
Translation adjustments	(2,885)

Balance as of October 31, 2011	$406,850

Balance as of July 31, 2012	$403,158
Translation adjustments	4,038

Balance as of October 31, 2012	$407,196

Other intangible assets consisted of the following:

	October 31, 2012	July 31, 2012	October 31, 2011
Brand intangibles (not subject to amortization)	$300,300	$298,952	$300,185
Intangible assets subject to amortization:
Customer contracts and related relationships	162,279	159,882	162,128

Total other intangible assets, gross	462,579	458,834	462,313

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(24,121)	(21,813)	(16,046)

Total other intangible assets, net	$438,458	$437,021	$446,267

Identifiable intangible asset amortization expense for each of the five succeeding years will amount to approximately $8.1 million and will approximate $6.1 million for the remainder of fiscal 2013.

In November 2012, subsequent to Diamond’s annual goodwill impairment measurement date, Diamond performed step 1 of the goodwill impairment analysis in accordance with ASC 350, “Intangibles – Goodwill and Other,” by comparing the estimated fair value of Diamond’s single reporting unit in relation to the Company’s market capitalization, including an estimate for control premium. This review was triggered by the decline in the Company’s share price. Goodwill was determined not to be impaired. The estimated market capitalization calculated in this analysis was 7.4% above the carrying value. This estimate was based on our stock price within a range from November 14, 2012 to November 21, 2012.

(9) Credit Facilities and Long-Term Obligations

In February 2010, Diamond entered into an agreement with a syndicate of lenders for a five-year $600 million secured credit facility (the “Secured Credit Facility”). Diamond’s Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved Diamond’s request for a $35 million increase in our revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved Diamond’s request for a $50 million increase in our revolving credit facility to $285 million, under the same terms. In May 2012, the revolving credit facility was reduced from $285 million to $255 million as part of the Third Amendment, as described below. As of October 31, 2012, the revolving credit facility had $255 million in capacity, of which $186 million was outstanding. The capacity under the revolving credit facility is scheduled to decrease to $230 million effective July 31, 2013, and to $180 million effective January 31, 2014. In May 2012, Diamond made a $100 million pre-payment on the term loan facility as part of the Third Amendment. As of October 31, 2012, the term loan facility had $218 million in capacity, of which $218 million was outstanding. In addition, scheduled principal payments on the term loan facility are $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on February 25, 2015. For the three months ended October 31, 2012, the blended interest rate was 6.75% for the Company’s consolidated borrowings, excluding the Oaktree debt. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility.

The Secured Credit Facility provides for customary affirmative and negative covenants and cross default provisions that may be triggered, if Diamond fails to comply with obligations under its other credit facilities or indebtedness. As of October 31, 2012, the Company had obtained covenant relief under the Third Amendment, as described below. Beginning on October 31, 2013, the Company’s senior debt to Consolidated EBITDA ratio, as defined in the Third Amendment, will be limited to no more than 4.70 to 1.00 and the fixed charge coverage ratio to no less than 2.00 to 1.00. The senior debt to Consolidated EBITDA ratio covenant, as defined in the Third Amendment, will decline over four quarters to 3.25 to 1.00 in the quarter ending July 31, 2014.

In December 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $18.2 million was outstanding as of October 31, 2012. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan was used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account and were made available as expenditures were approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash is classified as non-current on the balance sheet.

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

The Oaktree agreements provide that if Diamond secures a specified minimum supply of walnuts from the 2012 crop and achieves profitability targets for its nut businesses for the six-month period ending January 31, 2013, all of the warrants will be cancelled and Oaktree may exchange $75 million of the senior notes for convertible preferred stock of Diamond (the “Special Redemption”). The convertible preferred stock would have an initial conversion price of $20.75, which represents a 3.5% discount to the closing price of Diamond common stock on April 25, 2012, the date that the Company entered into its commitment with Oaktree. The convertible preferred stock would pay a 10% dividend that would be paid in-kind for the first two years. The warrant is accounted for as a derivative liability with gains or losses included in loss on warrant liability in the Company’s statements of operations. Diamond does not currently anticipate that the Special Redemption will occur.

On May 22, 2012, Diamond entered into a Waiver and Third Amendment to its Secured Credit Facility (“Third Amendment”), which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief until October 31, 2013. At that time, these covenants will become applicable at revised levels set forth in the amendment (initially 4.70 to 1.00 for the senior leverage ratio, declining over four quarters to 3.25 to 1.00 in the quarter ending July 31, 2014 and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio). The Third Amendment includes a new covenant requiring that Diamond have at least $20 million of cash, cash equivalents and revolving credit availability beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments from $10 million to $0.9 million. The Third Amendment also amends the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over the London Interbank Offered Rate (“LIBOR”) and the base rate at which loans under the Secured Credit Agreement bear interest). Initially, Eurodollar rate loans will bear interest at 5.50% plus the LIBOR for the applicable loan period, and base rate loans will bear interest at 450 basis points plus the highest of (i) the Federal Funds Rate plus 50 basis points, (ii) the Prime Rate, (iii) Eurodollar Rates plus 100 basis points. The LIBOR rate is subject to a LIBOR floor, initially 125 basis points (the “LIBOR Floor”). The Applicable Rate will decline, if and when Diamond achieves reductions in its ratio of senior debt to Consolidated EBITDA, as defined in the Third Amendment. The Third Amendment also eliminates the requirement that proceeds of future equity issuances be applied to repay outstanding loans, and waives certain covenants in connection with Diamond’s restatement of its consolidated financial statements.

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

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended October 31,		Three Months Ended October 31,
	2012	2011	2012	2011
Service cost	$—	$24	$16	$16
Interest cost	233	332	15	26
Expected return on plan assets	(287)	(284)	—	—
Amortization of prior service cost	—	4	—	—
Amortization of net loss / (gain)	192	198	(178)	(193)

Net periodic benefit cost / (income)	$138	$274	$(147)	$(151)

The Company recognized defined contribution plan expenses of $0.7 million and $0.5 million for the three months ended October 31, 2012 and 2011, respectively. The Company expects to contribute approximately $2.8 million to the defined contribution plan during fiscal 2013.

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

(12) Subsequent Events

On November 19, 2012, Michael Mendes, our former chief executive officer, formally resigned from the Company. The Company and Mr. Mendes entered into a Separation and Clawback Agreement, pursuant to which Mr. Mendes agreed to deliver to the Company a cash payment of $2.7 million (“Cash Clawback”), representing the total value of his fiscal 2010 and fiscal 2011 bonuses and 6,665 shares of Diamond common stock, representing the vested shares of Company common stock awarded to Mr. Mendes after fiscal 2010. The Cash Clawback was deducted from the amount Diamond owed to Mr. Mendes pursuant to the Diamond Foods Retirement Restoration Plan (“SERP”). Mr. Mendes and Diamond have determined that prior to giving effect to the Cash Clawback, the retirement benefit due to Mr. Mendes in a lump sum under the SERP was approximately $5.4 million. Accordingly, the SERP amount subject to applicable withholding and giving effect to the cash claw back was paid in early December 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Diamond Foods, Inc. (“Diamond,” the “Company,” or “we”) is an innovative packaged food company focused on building and energizing brands. We specialize in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, we complemented our heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In September 2008, we acquired the Pop Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market, supply chain economies of scale and cross promotional opportunities with our existing brands. In March 2010, we acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand ® to our existing portfolio of brands in the snack industry. In general, we sell directly to retailers, particularly large national grocery store and drug store chains, and indirectly through wholesale distributors to independent and small regional retail grocery store chains and convenience stores. We sell our products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels.

Results of Operations

Net sales were $258.5 million and $287.4 million for the three months ended October 31, 2012 and 2011, respectively. The decrease in net sales was primarily due to decreased international non-retail sales and decreased culinary and retail in-shell sales, as a result of lower walnut supply. The impact of foreign exchange on our net sales for the three months ended October 31, 2012 and 2011 was not significant.

Net sales by channel (in thousands):

	Three Months Ended
	October 31,
			% Change from
	2012	2011	2011 to 2012
Snack	$154,057	$157,122	-2.0%
Culinary and Retail In-shell	90,723	98,112	-7.5%

Total Retail	244,780	255,234	-4.1%

International Non-Retail	8,067	21,444	-62.4%
North American Ingredient/Food Service and Other	5,615	10,715	-47.6%

Total Non-Retail	13,682	32,159	-57.5%

Total Net Sales	$258,462	$287,393	-10.1%

For the three months ended October 31, 2012, the decrease in total retail sales was primarily driven by a decrease in total retail sales volume, offset by price increases. The decrease in snack sales was primarily driven by lower sales volume of 9%. International non-retail and North American ingredient/food service and other sales both decreased for the three months ended October 31, 2012, as a result of lower walnut supply.

Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart) represented approximately 19.4% and 18.5% of total net sales for the three months ended October 31, 2012 and 2011, respectively. No other customer accounted for 10% or more of our total net sales for those periods.

Gross profit. Gross profit as a percentage of net sales was 22.7% and 21.3% for the three months ended October 31, 2012 and 2011, respectively. Gross profit as a percentage of net sales in the current quarter reflects improvement in net price realization and a focus on reducing lower performing SKUs.

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $38.2 million and $29.5 million, and 14.8% and 10.2% as a percentage of net sales, for the three months ended October 31, 2012 and 2011, respectively. The increase in expense was primarily due to costs incurred as a result of the Audit Committee investigation and related lawsuits of $2.0 million and consulting services and audit fees of $9.7 million.

Advertising. Advertising expenses were $9.0 million and $12.7 million, and 3.5% and 4.4% as a percentage of net sales, for the three months ended October 31, 2012 and 2011, respectively. The decrease was primarily due to a shift in timing of advertising programs into the remaining quarters of fiscal 2013.

Acquisition and integration related expenses. Acquisition and integration related expenses include items such as transaction related legal and consulting fees, as well as business and systems integration costs, which were primarily associated with the proposed Pringles merger. Acquisition and integration related expenses were nil and $17.2 million for the three months ended October 31, 2012 and 2011, respectively.

Loss on warrant liability. Loss on warrant liability was $7.5 million for the three months ended October 31, 2012. There was no loss for the three months ended October 31, 2011, as the warrant was issued as part of the Oaktree transaction in the quarter ended July 31, 2012. For more information regarding the Oaktree transaction, please refer to “Liquidity and Capital Resources.”

Interest expense, net. Net interest expense was $13.9 million and $5.8 million, and 5.4% and 2.0% as a percentage of net sales, for the three months ended October 31, 2012 and 2011, respectively. The increase was primarily due to higher interest rates and the new Oaktree debt. Additionally, the Third Amendment, as described below, increased the interest rate on the Secured Credit Agreement. Please refer to “Liquidity and Capital Resources.”

Income taxes. The effective tax rate for the three months ended October 31, 2012 and 2011, was approximately (6.1)% and 381.3%, respectively. The effective tax rate for the three months ended October 31, 2012, was lower than the statutory rate of 35%, primarily due to the valuation allowance which was provided to reduce deferred tax assets to amounts considered recoverable. The negative impact the valuation allowance had on the rate was partially offset by the benefit of income generated in the United Kingdom at lower tax rates.

The effective tax rate for the three months ended October 31, 2011 was higher than the statutory rate of 35%. The higher effective tax rate was related to a tax benefit of $14.6 million. The $14.6 million benefit was comprised of three items: a discrete tax benefit of $5.5 million resulting, primarily, from the conclusion of a tax ruling with the United Kingdom tax authorities and, consequently, the reversal of our unrecognized tax benefit related to this event. Second, during the three months ended October 31, 2011, we incurred acquisition and integration related expenses resulting in a tax benefit of $6.1 million. Third, the forecasted annual tax rate applied to profit before tax and acquisition and integration related expenses, resulting in a tax benefit of $3.0 million.

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

Cash provided by operating activities was $8.2 million during the three months ended October 31, 2012, compared to $31.7 million used in operating activities for the three months ended October 31, 2011. The change from cash used in operating activities to cash provided by operating activities was primarily due to a decrease in inventory due to lower walnut supply and a decrease in trade receivables due to lower sales. Additionally there were non-cash reconciling items to net income during the quarter ended October 31, 2012 that did not occur in the quarter ended October 31, 2011, such as loss on warrant and payment-in-kind interest on debt. Cash used in investing activities was $2.9 million during the three months ended October 31, 2012, compared to $9.2 million for the three months ended October 31, 2011. The lower cash used in investing activities was primarily due to the completion of our Beloit, Wisconsin plant expansion at the end of fiscal 2012. Cash provided by financing activities during the three months ended October 31, 2012 was $1.3 million, compared to $42.3 million cash provided by financing activities for the three months ended October 31, 2011. The decrease in cash provided by financing activities was primarily attributable to decreased borrowings under the revolving credit facility.

In February 2010, we entered into an agreement with a syndicate of lenders for a five-year $600 million secured credit facility (the “Secured Credit Facility”). We used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations. Our Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved our request for a $35 million increase in our revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved our request for a $50 million increase in our revolving credit facility to $285 million, under the same terms. In May 2012, the revolving credit facility was reduced from $285 million to $255 million as part of the Third Amendment. As of October 31, 2012, the revolving credit facility had $255 million in capacity, of which $186 million was outstanding. The capacity under the revolving credit facility is scheduled to decrease to $230 million effective July 31, 2013, and $180 million effective January 31, 2014. In May 2012, we made a $100 million pre-payment on the term loan facility as part of the Third Amendment. As of October 31, 2012, the term loan facility had $218 million in capacity, of which $218 million was outstanding. In addition, scheduled principal payments on the term loan facility are $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on February 25, 2015. Substantially all of our tangible and intangible assets are considered collateral security under the Secured Credit Facility.

The Secured Credit Facility provides for customary affirmative and negative covenants and cross default provisions that may be triggered, if we fail to comply with obligations under our other credit facilities or indebtedness. As of October 31, 2012, we had obtained covenant relief under the Third Amendment. Beginning on October 31, 2013, our senior debt to Consolidated EBITDA ratio, as defined in the Third Amendment, will be limited to no more than 4.70 to 1.00 and our fixed charge coverage ratio to no less than 2.00 to 1.00. The senior debt to Consolidated EBITDA ratio covenant, as defined in the Third Amendment, will decline over four quarters to 3.25 to 1.00 in the quarter ending July 31, 2014.

In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $18.2 million was outstanding as of October 31, 2012. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan was used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account and were made available as expenditures were approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash is classified as non-current on the balance sheet.

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

The Oaktree agreements provide that, if we secure a specified minimum supply of walnuts from the 2012 crop and achieve profitability targets for our nut businesses for the six-month period ending January 31, 2013, all of the warrants will be cancelled and Oaktree may exchange $75 million of the senior notes for convertible preferred stock of Diamond (the “Special Redemption”). The convertible preferred stock would have an initial conversion price of $20.75, which represents a 3.5% discount to the closing price of Diamond common stock on April 25, 2012, the date that we entered into our commitment with Oaktree. The convertible preferred stock would pay a 10% dividend that would be paid in-kind for the first two years. Diamond does not currently anticipate that the Special Redemption will occur.

On May 22, 2012, we entered into a Waiver and the Third Amendment to its Secured Credit Facility (“Third Amendment”), which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief until October 31, 2013. At that time, these covenants will become applicable at revised levels set forth in the Third Amendment (initially 4.70 to 1.00 for the senior leverage ratio, declining over four quarters to 3.25 to 1.00 in the quarter ending July 31, 2014 and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio for each fiscal quarter). The Third Amendment includes a new covenant requiring that we have at least $20 million of cash, cash equivalents and revolving credit availability beginning February 1, 2013. Refer below for discussion on how we expect to meet the covenant. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments on the term loan facility from $10 million to $0.9 million. The Third Amendment also amends the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over LIBOR and the Base Rate at which loans under the Secured Credit Agreement bear interest). Initially, Eurodollar rate loans will bear interest at 5.50% plus the LIBOR for the applicable loan period, and Base Rate loans will bear interest at 4.50% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Prime Rate, or (iii) Eurodollar Rate plus 1.00%. The LIBOR rate is subject to a LIBOR floor, initially 1.25% (the “LIBOR Floor”). The Applicable Rate will decline, if and when we achieve specified reductions in our ratio of senior debt to Consolidated EBITDA, as defined in the Third Amendment. The Third Amendment also eliminates the requirement that proceeds of future equity issuances be applied to repay outstanding loans, and waives certain covenants that we were non-compliant with in connection with our restatement of our consolidated financial statements.

The Secured Credit Facility and the Securities Purchase Agreement, dated as of May 22, 2012, by and between Diamond and OCM PF/FF Adamantine Holdings, Ltd. (the “Oaktree SPA”) provide for customary affirmative and negative covenants, and cross default provisions that may be triggered, if we fail to comply with obligations under our other credit facilities or indebtedness. The Secured Credit Facility and the Oaktree SPA included a covenant that restricts the amount of other indebtedness (including capital leases and purchase money obligations for fixed or capital assets), to no more than $25 million. The accounting treatment for the seven-year equipment lease for our Salem, Oregon plant (the “Kettle US Lease”) and the five-year equipment lease for our Norfolk, UK plant (the “Kettle UK Lease”) caused us to be in default of the covenants limiting other indebtedness. These defaults were waived, with respect to the Kettle UK Lease on July 27, 2012 (“Fourth Amendment”), and with respect to the Kettle US Lease on August 23, 2012 (“Fifth Amendment”). Additionally, the Secured Credit Facility and the Oaktree SPA were each amended to allow the Company to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount will be reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Oaktree SPA.

Working capital and stockholders’ equity were $68.5 million and $322.1 million at October 31, 2012, compared to $61.6 million and $324.8 million at July 31, 2012, and $91.1 million and $425.3 million at October 31, 2011. The decrease in working capital from October 31, 2011 to October 31, 2012 was primarily due to a decrease in accounts receivable and inventories of $28.2 million and $22.9 million, respectively. In addition, the Company had a warrant liability of $54.3 million that did not exist as of October 31, 2011.

Our business is seasonal. Demand for nut products, particularly in-shell nuts and to a lesser extent culinary nuts, is highest during the months of October, November and December. In sourcing walnuts, we contract directly with growers for their walnut crop. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the year in accordance with our walnut purchase agreements with the growers. We typically receive pecans during the period from October to March, and we pay for our pecan receipts over such period. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California and Fishers, Indiana facilities associated with the annual walnut harvest and seasonal in-shell and culinary product demand. Refer to Note 7 to the Notes to Condensed Consolidated Financial Statements for further discussion on our plan to consolidate its manufacturing operations and close our facility in Fishers. Generally, we receive and pay for approximately 50% of the corn for popcorn in November, and approximately 50% in April. We contract for potatoes and oil annually and receive and pay for supply throughout the year. Generally, demand for potato chips is highest in the months of June, July and August in the United States, and November and December in the United Kingdom. Accordingly, the working capital requirement of our popcorn and potato chip product lines is less seasonal than that of the tree nut product lines.

We believe our cash and cash equivalents, cash expected to be provided from our operations, borrowings available under our Secured Credit Facility, and restricted cash provided by the Guaranteed Loan, will be sufficient to fund our contractual commitments, repay obligations as required and fund our operational requirements for at least the next 12 months.

Contractual Obligations and Commitments

Contractual obligations and commitments at October 31, 2012 were as follows (in millions):

	Payments Due by Period
		Remainder	FY 2014	FY 2016
	Total	FY 2013	- FY 2015	- FY 2017	Thereafter
Revolving line of credit	$186.0	$—	$186.0	$—	$—
Long-term obligations	521.7	4.1	219.4	4.3	293.9
Interest on long-term obligations (a)	291.6	33.6	90.7	69.5	97.8
Capital leases	11.4	1.6	4.5	4.6	0.7
Operating leases	32.2	5.0	10.6	6.8	9.8
Purchase commitments (b)	79.1	67.3	11.8	—	—
Pension liability	30.8	4.9	1.4	1.5	23.0
Long-term deferred tax liabilities (c)	127.8	—	—	—	127.8
Other long-term liabilities (d)	2.5	0.6	0.3	0.3	1.3

Total	$1,283.1	$117.1	$524.7	$87.0	$554.3

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of October 31, 2012.
(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity.
(c)	Primarily relates to the intangible assets of Kettle Foods.
(d)	Excludes $0.5 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($3.0 million at October 31, 2012, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

Effects of Inflation

There has been no material change in our exposure to inflation from that discussed in our 2012 Annual Report on Form 10-K.

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

Valuation of Long-lived and Intangible Assets and Goodwill. We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, “Intangibles – Goodwill and Other,” or more often if there are indications of possible impairment.

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

For brand intangible assets not subject to amortization, we test for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing brand intangibles for impairment, we compare the fair value with the carrying value. The determination of fair value is based on a discounted cash flow analysis, using inputs such as forecasted future revenues attributable to the brand, assumed royalty rates and a risk-adjusted discount rate that approximates our estimated cost of capital. If the Company were to experience a decrease in forecasted future revenues attributable to the brands, this could indicate a potential impairment. If the carrying value exceeds the estimated fair value, the brand intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of the brand intangible asset. At June 30, 2012, the brand intangible asset had a carrying value that was approximately 13.3% less than the fair value of the brand intangible asset.

We perform our annual goodwill impairment test required by ASC 350 as of June 30th of each year. In testing goodwill for impairment, we initially compare the fair value of our single reporting unit with the net book value of the Company since it represents the carrying value of the reporting unit. We have one operating and reportable segment. If the fair value of the reporting unit is less than the carrying value of the reporting unit, we perform an additional step to determine the implied fair value of goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, the excess represents the amount of goodwill impairment. Accordingly, we would recognize an impairment loss in the amount of such excess. We also consider the estimated fair value of our reporting unit in relation to our market capitalization. At October 31, 2011, the carrying value of goodwill and other intangible assets totaled approximately $853.1 million, compared to total assets of approximately $1,488.6 million and total shareholders’ equity of approximately $425.3 million. At October 31, 2012, the carrying value of goodwill and other intangible assets totaled approximately $845.7 million, compared to total assets of approximately $1,395.7 million and total shareholders’ equity of approximately $322.1 million. Goodwill was determined not to be impaired as of June 30, 2012. The estimated market capitalization calculated in this analysis was 40.5% above the carrying value. This estimate was based on our stock price on June 30, 2012 at a value of $17.84.

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

Accounting for Stock-Based Compensation. We account for stock-based compensation arrangements, including stock option grants and restricted stock awards, in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.” Under this guidance, compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility and forfeiture rates that determine the stock options’ fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to increase or decrease compensation expense, which could be material to our results of operations.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in our 2012 Annual Report on Form 10-K.

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

In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer, based upon their evaluation as of October 31, 2012, the end of the fiscal quarter covered in this report, concluded that due to material weaknesses in our control environment, walnut grower accounting and accounts payable and accrued expenses as described below, our disclosure controls and procedures were not effective.

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

•

Walnut Grower Accounting – Former senior management did not document the accounting policies or sufficiently design the processes for walnut grower payments and determination of walnut cost estimates. Further, management did not effectively or consistently communicate the nature and intent of certain prior walnut grower payments throughout the organization, which contributed to prior conflicting communications with growers and incomplete and ineffective communication and flow of information throughout the Company and to those charged with governance. The controls that were in place were not designed to ensure that the annual walnut costs and the quarterly walnut cost estimates and changes in such estimates were sufficiently supported and based on consideration of all relevant information. The controls that were in place were also not designed to provide for appropriate segregation of duties. These factors caused our controls related to accounting for walnut grower payments and quarterly walnut cost estimates to be ineffective for ensuring that walnut costs were recorded correctly within the appropriate period.

•

Accounts Payable and Accrued Expenses – Our controls over invoice processing were improperly designed and were not effective in ensuring that costs were recorded within the appropriate account and period.

Changes in Internal Control Over Financial Reporting

The material weaknesses in our internal control over financial reporting discussed above were identified in connection with the preparation and filing of Amendment No. 2 to our Annual Report on Form 10-K for the year ended July 31, 2011 and remained in our Annual Report on Form 10-K for the year ended July 31, 2012, and we have begun remediating those control deficiencies. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following initial remediation steps that have been implemented by the Company:

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

Remediation Efforts

We have developed certain remediation steps to address the material weaknesses discussed above, to reinforce a control environment that facilitates internal and external communications, and to improve our internal control over financial reporting. If not remediated, these control deficiencies could result in further material misstatements to our financial statements. The Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes described within Changes in Internal Control Over Financial Reporting above, are essential to maintaining a strong internal control environment. Along with the Changes in Internal Control Over Financial Reporting described above, the following remediation steps are among the measures that will be implemented as soon as practicable:

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

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from P&G. On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On March 20, 2012, the court appointed a lead plaintiff, and on June 13, 2012, the court appointed lead counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our outside auditor as defendants. The amended complaint purports to allege claims covering the period from October 5, 2010 through February 8, 2012 and seeks compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. On September 28, 2012, Diamond moved to dismiss the action. On November 30, 2012, the Court denied Diamond’s action, allowing the matter to proceed with respect to Diamond and the former executive officers, and dismissed claims against Diamond’s outside auditor with leave to amend.

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

Item 1A. Risk Factors

An investment in our common stock involves various material risks. You should carefully consider all of the information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including Amendment No. 2 to our Annual Report on Form 10-K for the year ended July 31, 2012, before deciding to invest in our common stock. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In that event, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition, results of operations and cash flows.

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

As a result of the delayed filing of our periodic reports with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for one year, and there can be no assurance that we will be able to timely file such reports in the future. Should we wish to register the offer and sale of our securities to the public, our transaction costs would increase and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

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

•

Walnut Grower Accounting – Former senior management did not document the accounting policies or sufficiently design the processes for walnut grower payments and determination of walnut cost estimates. Further, management did not effectively or consistently communicate the nature and intent of certain prior walnut grower payments throughout the organization, which contributed to prior conflicting communications with growers and incomplete and ineffective communication and flow of information throughout the Company and to those charged with governance. The controls that were in place were not designed to ensure that the annual walnut costs and the quarterly walnut cost estimates and changes in such estimates were sufficiently supported and based on consideration of all relevant information. The controls that were in place were also not designed to provide for appropriate segregation of duties. These factors caused our controls related to accounting for walnut grower payments and quarterly walnut cost estimates to be ineffective for ensuring that walnut costs were recorded correctly within the appropriate period.

•

Accounts Payable and Accrued Expenses – Our controls over invoice processing were improperly designed and were not effective in ensuring that costs were recorded within the appropriate account and period.

Due to these material weaknesses, we have concluded that as of July 31, 2012, our internal control over financial reporting, and our disclosure controls and procedures, were not effective. Until these control deficiencies are fully remediated, it may be more difficult for us to manage our business, our results of operations could be harmed, our ability to report results accurately and on time could be impaired, investors may lose faith in the reliability of our statements, and the price of our securities may be materially impacted.

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

As a food company, we are subject to extensive government regulation, including regulation of the manufacturing, importation, processing, product quality, packaging, storage, distribution and labeling of our products. Furthermore, there may be changes in the legal and regulatory environment, and governmental entities or agencies in jurisdictions where we operate may impose new manufacturing, importation, processing, packaging, storage, distribution, labeling or other restrictions, which could increase our costs and affect our profitability. For example, various regulatory authorities and others have paid increasing attention to the effect on humans due to the consumption of acrylamide – a naturally-occurring chemical compound that is formed in the process of cooking many foods, including potato chips, and a potential carcinogen – and have imposed additional regulatory requirements. In the State of California, we are required to warn about the presence of acrylamide and other potential carcinogens in our products. If consumer concerns about acrylamide increase, demand for affected products could decline and our revenues and business could be harmed. Our manufacturing operations are subject to various national, regional or state and local laws and regulations that require us to obtain licenses relating to customs, health and safety, building and land use and environmental protection. We are also subject to environmental regulations governing the discharge into the air, and the generation, handling, storage, transportation, treatment and disposal of waste materials. New or amended statutes and regulations, increased production at our existing facilities and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits, and could require us to change our methods of operations, which could be costly. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, all of which could have an adverse effect on our business.

A disruption at any of our production facilities would significantly decrease production, which could increase our cost of sales and reduce our net sales and income from operations.

We process and package our products in several domestic and international facilities and also have co-manufacturing agreements and co-pack arrangements with third parties. A temporary or extended interruption in operations at any of our facilities, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages, raw material shortage or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to lose sales and write off inventory. Any prolonged disruption in the operations of our facilities would have a significant negative impact on our ability to manufacture and package our products on our own and may cause us to seek additional third-party arrangements, thereby increasing production costs. Refer to Note 7 to the Notes to the Condensed Consolidated Financial Statements for further discussion on Diamond’s plan to consolidate its manufacturing operations and close its facility in Fishers. These third parties may not be as efficient as we are and may not have the capabilities to process and package some of our products, which could adversely affect sales or operating income. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products.

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

A significant portion of our assets are goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a non-cash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. For example, our stock price dropped from $71.48 on August 1, 2011 to $14.24 on November 30, 2012. To the extent our market capitalization, increased by a reasonable control premium, results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill has occurred and to calculate an impairment loss. At October 31, 2011, the carrying value of goodwill and other intangible assets totaled approximately $853.1 million, compared to total assets of approximately $1,488.6 million and total shareholders’ equity of approximately $425.3 million. At October 31, 2012, the carrying value of goodwill and other intangible assets totaled approximately $845.7 million, compared to total assets of approximately $1,395.7 million and total shareholders’ equity of approximately $322.1 million.

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

A breach of any of the representations, warranties or affirmative and negative covenants contained in our credit facilities and outstanding senior notes, or other financing arrangements, including our inability to comply with the financial ratios required under any of those arrangements, could trigger events of default. As a result of the errors identified causing the restatement of our consolidated financial statements, we were in default under our secured credit facility and other financing arrangements for failing to comply with certain representations and warranties and not complying with certain covenants, including delivering certain financial statements in a timely manner and maintaining specified financial ratios. These defaults were waived by the required lenders of the Secured Credit Facility on May 22, 2012. Additional events of default associated with the accounting classification of certain capital leases were waived on July 27, 2012 and August 23, 2012, by the required lenders of the Secured Credit Facility. If any further events of default occur and we are not able either to cure it or to obtain a waiver from the requisite lenders or noteholders, our lenders or noteholders may declare outstanding obligations, with accrued interest and fees, to be immediately due and payable. Such acceleration of our outstanding financial obligations could result in additional lenders or noteholders declaring other outstanding obligations to be immediately due and payable. In addition, upon any event of default, the administrative agent under our secured credit facility may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under the revolving credit facility and cease making further loans and could institute foreclosure proceedings against our pledged assets.

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

Oaktree is the holder of a warrant exercisable for an aggregate of approximately 4.4 million shares of our common stock, which becomes exercisable starting on March 1, 2013. The Oaktree agreements provide that if Diamond secures a specified minimum supply of walnuts from the 2012 crop and achieve profitability targets for our nut businesses for the six-month period ending January 31, 2013, all of the warrants will be cancelled and Oaktree may exchange $75 million of the senior notes for convertible preferred stock of Diamond (the "Special Redemption"). The convertible preferred stock would have an initial conversion price of $20.75, which represents a 3.5% discount to the closing price of Diamond common stock on April 25, 2012, the date that we entered into our commitment with Oaktree. The convertible preferred stock would pay a 10% dividend that would be paid in-kind for the first two years. Diamond does not currently anticipate that the Special Redemption will occur. The presence of these additional issuable shares of our common stock may have an adverse effect on the market price of our shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following are details of repurchases of common stock during the three months ended October 31, 2012:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
Repurchases from August 1 - August 31, 2012	25,119	$18.99	—	$—
Repurchases from September 1 - September 30, 2012	4,996	$19.60	—	$—
Repurchases from October 1 - October 31, 2012	1,060	$18.50	—	$—

Total	31,175	$19.08	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with	Incorporated by reference
Number	Exhibit Title	this 10-Q	Form	File No.	Date Filed

10.01	Waiver and Fifth Amendment to Credit Agreement between Diamond Foods, Inc., Bank of America, N.A., the Lenders thereto, dated August 23, 2012		10-K/A	000-51439	November 14, 2012

10.02	David Colo Offer Letter	X

10.03	Description of Annual Incentive Program		8-K	000-51439	November 21, 2012

10.04	Separation and Clawback Agreement, dated November 19, 2012, between Diamond Foods, Inc. and Michael Mendes		8-K	000-51439	November 21, 2012

31.01	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.

Date: December 17, 2012	By:	/s/ Michael Murphy
Michael Murphy
Interim Chief Financial Officer