Form 10-Q
period 2013-01-31
Diamond Foods Inc
filed 2013-03-11
CIK 1320947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Number of shares of common stock outstanding as of February 28, 2013: 22,257,711

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements, including statements about our future financial and operating performance and results, business strategy, plant closure plans, liquidity, future commodity prices, supply of raw materials, our position in the walnut industry, enhancing internal controls and remediating material weaknesses. We have based these forward-looking statements on our assumptions, expectations and projections about future events only as of the date of this presentation, and we make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the SEC. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this report and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. Actual results may differ materially from what we currently expect because of many risks and uncertainties, including: risks relating to our leverage and its effect on our ability to respond to changes in our business, markets and industry; increase in the cost of our debt; ability to raise additional capital and possible dilutive impact of raising such capital; risks relating to litigation and regulatory proceedings; uncertainties relating to relations with growers; availability and cost of walnuts and other raw materials; increasing competition and possible loss of key customers; and general economic and capital markets conditions.

As used in this Quarterly Report, the terms “Diamond Foods,” “Diamond,” “Company,” “Registrant,” “we,” “us,” and “our” mean Diamond Foods, Inc. and its subsidiaries unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

(Unaudited)

	January 31, 2013	July 31, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,583	$3,291	$1,333
Trade receivables, net	67,934	85,041	93,782
Inventories	182,143	165,708	220,611
Deferred income taxes	4,102	3,697	14,010
Prepaid income taxes	550	4,434	31,758
Prepaid expenses and other current assets	16,728	16,025	22,203

Total current assets	276,040	278,196	383,697
Restricted cash	—	6,386	6,377
Property, plant and equipment, net	138,073	146,944	157,303
Deferred income taxes	—	1,107	5,915
Goodwill	404,791	403,158	403,903
Other intangible assets, net	434,401	437,021	441,669
Other long-term assets	21,670	26,537	5,864

Total assets	$1,274,975	$1,299,349	$1,404,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,805	$5,449	$41,700
Warrant liability	35,712	46,821	—
Accounts payable and accrued liabilities	102,737	130,623	147,472
Payable to growers	97,974	33,716	141,059

Total current liabilities	242,228	216,609	330,231
Long-term obligations	552,555	599,598	516,749
Deferred income taxes	127,883	127,024	125,945
Other liabilities	23,732	31,324	29,673
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,613,169, 22,432,517 and 22,366,572 shares issued and 22,255,088, 22,114,241 and 22,054,141 shares outstanding at January 31, 2013, July 31, 2012, and January 31, 2012, respectively	22	22	22
Treasury stock, at cost: 358,081, 318,276 and 312,431 shares held at January 31, 2013, July 31, 2012, and January 31, 2012, respectively	(10,525)	(9,815)	(9,687)
Additional paid-in capital	329,175	327,984	325,402
Accumulated other comprehensive income	7,934	4,044	6,882
Retained earnings	1,971	2,559	79,511

Total stockholders’ equity	328,577	324,794	402,130

Total liabilities and stockholders’ equity	$1,274,975	$1,299,349	$1,404,728

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net sales	$220,844	$262,351	$479,306	$549,744
Cost of sales	170,275	220,429	370,191	446,515

Gross profit	50,569	41,922	109,115	103,229
Operating expenses:
Selling, general and administrative	32,266	34,304	70,447	63,759
Advertising	12,294	11,638	21,339	24,354
Acquisition and integration related expenses	—	12,091	—	29,305
Gain on warrant liability	(18,625)	—	(11,109)	—

Total operating expenses	25,935	58,033	80,677	117,418

Income (loss) from operations	24,634	(16,111)	28,438	(14,189)
Interest expense, net	14,231	6,471	28,143	12,232

Income (loss) before income taxes	10,403	(22,582)	295	(26,421)
Income taxes (benefit)	262	(2,398)	883	(17,038)

Net income (loss)	$10,141	$(20,184)	$(588)	$(9,383)

Earnings (loss) per share:
Basic	$0.46	$(0.93)	$(0.03)	$(0.43)
Diluted	$0.43	$(0.93)	$(0.03)	$(0.43)
Shares used to compute earnings (loss) per share:
Basic	21,781	21,724	21,703	21,684
Diluted	23,142	21,724	21,703	21,684
Dividends declared per share	$—	$0.045	$—	$0.090

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net income (loss)	$10,141	$(20,184)	$(588)	$(9,383)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax[1]	(4,698)	5,650	2,947	11,187
Change in pension liabilities, net of tax[2]	943	—	943	—
Derivative reclassification adjustments, net of tax[3]	—	(122)	—	(331)

Other comprehensive income (loss)	(3,755)	5,528	3,890	10,856
Comprehensive income (loss)	$6,386	$(14,656)	$3,302	$1,473

[1]

Net of tax benefit of $0.2 million and net of tax expense of $0.1 million for the three and six months ended January 31, 2013. Net of tax benefit of $0 million and net of tax expense of $0 million for the three and six months ended January 31, 2012.

[2]	Net of tax expense of $0 million for both the three and six months ended January 31, 2013.
[3]	Net of tax benefit of $0 million and net of tax expense of $0.1 million for the three and six months ended January 31, 2012.

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(588)	$(9,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,138	13,659
Deferred income taxes	1,209	(5,154)
Excess tax benefit from stock option transactions	(69)	(1,774)
Stock-based compensation	1,122	4,851
Gain on warrant liability	(11,109)	—
Debt issuance cost amortization	1,414	874
Payment-in-kind interest on debt	11,256	—
Gain on separation and clawback agreement	(3,153)	—
Other, net	975	(286)
Changes in assets and liabilities:
Trade receivables, net	17,479	4,493
Inventories	(16,383)	(67,077)
Prepaid expenses and other current assets and income taxes	3,916	(22,927)
Other assets	3,277	134
Accounts payable and accrued liabilities	(27,353)	18,933
Payable to growers	64,258	64,359
Other liabilities	(2,663)	(7,810)

Net cash provided by (used in) operating activities	59,726	(7,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,499)	(28,814)
Proceeds from sale of property, plant and equipment and other	112	1,238
Change in restricted cash	(4)	9,418

Net cash used in investing activities	(4,391)	(18,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) of revolving line of credit under the Secured Credit Facility, net	(49,551)	47,600
Payment of long-term debt and notes payable	(3,041)	(20,852)
Dividends paid	—	(1,983)
Excess tax benefit from stock option transactions	69	1,774
Purchase of treasury stock	(621)	(2,820)
Other, net	(866)	(335)

Net cash provided by (used in) financing activities	(54,010)	23,384

Effect of exchange rate changes on cash	(33)	103

Net increase (decrease) in cash and cash equivalents	1,292	(1,779)
Cash and cash equivalents:
Beginning of period	3,291	3,112

End of period	$4,583	$1,333

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$14,026	$12,142
Income taxes	(5,612)	8,167
Non-cash investing activity:
Accrued capital expenditures	764	3,713
Capital lease	—	6,441

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended January 31, 2013 and 2012

(In thousands, except share and per share information unless otherwise noted)

(Unaudited)

(1) Organization and Basis of Presentation

Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of nut varieties under the Emerald® brand. In 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. In 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand® to Diamond’s existing portfolio of leading brands in the snack market. Diamond sells its products to global, national, regional and independent grocery, drug, and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels. Sales to the Company’s largest customer accounted for approximately 17.3% and 18.4% of total net sales for the three and six months ended January 31, 2013, respectively, and 18.2% and 18.3% of total net sales for the three and six months ended January 31, 2012, respectively. Sales to the Company’s second largest customer accounted for less than 10% of total net sales for the three and six months ended January 31, 2013, respectively, and 11.4% and 10.1% of total net sales for the three and six months ended January 31, 2012, respectively. No other customer accounted for 10% or more of our total net sales for those periods.

The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended July 31, 2012 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s Condensed Consolidated Financial Statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K. Operating results for the three and six months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013.

Certain prior period cash flow statement amounts have been reclassified to conform to the current period presentation; there was no impact to the total amounts for cash flows from operating, investing, and financing activities.

We report our operating results on the basis of a fiscal year that starts August 1 and ends July 31. We refer to our fiscal years ended July 31, 2010, 2011, 2012 and 2013, as “fiscal 2010,” “fiscal 2011,” “fiscal 2012” and “fiscal 2013.”

(2) Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This guidance changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the qualitative determination. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The new guidance provides the option to perform a qualitative assessment by applying a more-likely-than-not scenario to determine whether an indefinite-lived intangible asset is impaired. This guidance is effective for indefinite-lived intangible asset impairment tests performed in interim and annual periods for fiscal years beginning after September 15, 2012. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The new guidance clarifies the scope of the offsetting disclosures and addresses any unintended consequences as a result of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. The Company will adopt this guidance during fiscal 2014, and is currently assessing the impact on its consolidated financial statements.

(3) Fair Value Measurements

The fair value of certain financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate the amounts recorded in the balance sheet because of the relatively short-term nature of these financial instruments. The fair value of notes payable other than the Oaktree debt (described below) and long-term obligations at the end of each fiscal period approximates the amounts recorded in the balance sheet based on information available to Diamond with respect to current interest rates and terms for similar financial instruments.

The Company transacts business in foreign currencies and has international sales denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The Company does not use foreign currency forward contracts for speculative or trading purposes. On the date a foreign currency forward contract is entered into, the Company may designate the contract as a hedge, for a forecasted transaction, of the variability of cash flows to be received (“cash flow hedge”). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to anticipated transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Effective changes in derivative contracts designated and qualifying as cash flow hedges of forecasted revenue are reported in other comprehensive income. These gains and losses are reclassified into interest income or expense, in the same period as the hedged revenue is recognized. The Company includes time value in the assessment of effectiveness of the foreign currency derivatives. The ineffective portion of the hedge is recorded in interest expense or income. There were no foreign currency contracts outstanding as of January 31, 2013. No hedge ineffectiveness for foreign currency derivatives was recorded for the three and six months ended January 31, 2013. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted foreign currency transactions is less than twelve months. Within the next twelve months, amounts expected to be reclassified from other comprehensive income to revenue for foreign currency derivatives are nil.

In July 2010, the Company entered into three interest rate swap agreements in accordance with Company policy to mitigate the impact of London Interbank Offered Rate (“LIBOR”) based interest expense fluctuations on Company profitability. These swap agreements, with a total hedged notional amount of $100 million, were entered into to hedge future cash interest payments associated with a portion of the Company’s variable rate bank debt. The Company has designated these swaps as cash flow hedges of future cash flows associated with its variable rate debt. All effective changes in the fair value of the designated swaps are recorded in other comprehensive income (loss) and are released to interest income or expense on a monthly basis as the hedged debt payments are accrued. Ineffective changes, if any, are recognized in interest income or expense immediately. For the three and six months ended January 31, 2012, the Company recognized other comprehensive income of $0.1 million and $0.3 million based on the change in fair value of the swap agreements and payments made; no hedge ineffectiveness for these swap agreements was recognized in interest income or expense over the same period. As of July 31, 2012, all swaps had matured.

In May 2012, Diamond entered into an agreement to recapitalize its balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”). The Oaktree investment initially consisted of $225 million of newly-issued senior notes and a warrant to purchase approximately 4.4 million shares of Diamond common stock. Oaktree’s warrant became exercisable at $10 per share on March 1, 2013. The warrant is accounted for as derivative liability and is remeasured at fair value each reporting period with gains and losses recorded in net income.

In July 2012, the Company entered into an interest rate cap agreement in accordance with Company policy to mitigate the impact of LIBOR-based interest expense fluctuations on Company profitability. This agreement had a total notional amount of $100 million and was entered into to mitigate the interest rate impact of the Company’s variable rate bank debt. The Company accounts for the interest rate cap as a non hedging derivative.

In July 2012, the Company purchased 135 corn call option commodity derivatives. This purchase is in accordance with Company policy to mitigate the market price risk associated with the anticipated raw material purchase requirements of the Company. This agreement had a total notional amount of approximately $0.3 million and was entered into to mitigate the market price risk of future corn purchases expected to be made by the Company. The Company accounts for commodity derivatives as non-hedging derivatives.

The fair values of the Company’s derivative instruments as of January 31, 2013, July 31, 2012 and January 31, 2012 were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		1/31/13	7/31/12	1/31/12
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable and accrued liabilities	$—	$—	$(336)
Interest rate contracts	Other liabilities	—	—	—
Foreign currency contracts	Accounts payable and accrued liabilities	—	—	—

Total		$—	$—	$(336)

Derivatives not designated as hedging instruments under ASC 815:
Commodity contracts	Prepaid and other current assets	$—	$483	$—
Interest rate contracts	Other long-term assets	2	10	—
Foreign currency contracts	Accounts payable and accrued liabilities	—	—	—
Warrants	Warrant liability	(35,712)	(46,821)	—

Total		$(35,710)	$(46,328)	$(336)

The effect of the Company’s derivative instruments on the Consolidated Statements of Operations for the three months ended January 31, 2013 and 2012 is summarized below:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	1/31/13	1/31/12		1/31/13	1/31/12		1/31/13	1/31/12
Interest rate contracts	$—	$(45)	Interest expense	$—	$(178)	Interest expense	$—	$—
Foreign currency contracts	—	—	Net sales	—	—	Net sales	—	—

Total	$—	$(45)		$—	$(178)		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		1/31/13	1/31/12
Commodity contracts	Selling, general and administrative	$(27)	$—
Interest rate contracts	Interest expense	(1)	—
Foreign currency contracts	Interest expense	—	—
Warrant	Gain on warrant liability	18,625	—

Total		$18,597	$—

The effect of the Company’s derivative instruments on the Consolidated Statements of Operations for the six months ended January 31, 2013 and 2012 is summarized below:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	1/31/13	1/31/12		1/31/13	1/31/12		1/31/13	1/31/12
Interest rate contracts	$—	$(124)	Interest expense	$—	$(369)	Interest expense	$—	$—
Foreign currency contracts	—	—	Net sales	—	—	Net sales	—	—

Total	$—	$(124)		$—	$(369)		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		1/31/13	1/31/12
Commodity contracts	Selling, general and administrative	$(483)	$—
Interest rate contracts	Interest expense	(8)	—
Foreign currency contracts	Interest expense	—	(10)
Warrant	Gain on warrant liability	11,109	—

Total		$10,618	$(10)

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative assets (liabilities) measured at fair value on a recurring basis were $0 million as of January 31, 2013, $0.5 million as of July 31, 2012, and ($0.3) million as of January 31, 2012. The Company has elected to use the income approach to value the derivative liabilities, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments.

The Company’s warrant liability measured at fair value on a recurring basis was $35.7 million as of January 31, 2013, $46.8 million as of July 31, 2012, and did not exist as of January 31, 2012. The Company has elected to use the income approach to value the warrant liability and uses the Black-Scholes option valuation model. This valuation approach is considered Level 3 due to the use of certain unobservable inputs. Inputs into the Black-Scholes model include: remaining term, stock price, strike price, maturity date, risk-free rate, and expected volatility. The significant Level 3 unobservable inputs used in the valuation are shown below:

	1/31/13	7/31/12	1/31/12
Expected volatility	47.23%	54.75%	N/A
Probability of Special Redemption	0.00%	0.00%	N/A

In applying the valuation model, small increases or decreases in the expected volatility would result in a significantly higher or lower fair value measurement. In addition, increases in the probability of the Special Redemption, as described in Note 10 of the Notes to Condensed Consolidated Financial Statements, would result in lower fair value measurements. Based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur. During the three and six months ended January 31, 2013, the gain associated with the decreased value of the warrant liability was largely due to a decrease in the Company’s stock price.

The following is a reconciliation of activity for the three months ended January 31, 2013 of liabilities measured at fair value based on Level 3 inputs:

Warrant Liability
	1/31/13	1/31/12
Beginning Balance - October 31	$(54,337)	$—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or (losses) (realized/unrealized)
Included in earnings	18,625	—
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending Balance - January 31	$(35,712)	$—

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

The following is a reconciliation of activity for the six months ended January 31, 2013 of liabilities measured at fair value based on Level 3 inputs:

Warrant Liability
	1/31/13	1/31/12
Beginning Balance - July 31	$(46,821)	$—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or (losses) (realized/unrealized)
Included in earnings	11,109	—
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending Balance - January 31	$(35,712)	$—

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

Assets and Liabilities Disclosed at Fair Value

The following table presents the carrying value and fair value of our outstanding Oaktree debt:

	1/31/13		7/31/12
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Note	$111,376	$134,285	$103,295	$103,203
Redeemable Note	$85,335	$67,142	$81,686	$51,601

The fair value of the notes was estimated using a discounted cash flow approach. The discounted cash flow approach uses a risk adjusted yield to calculate the present value of the contractual cash flows of the notes. The fair value of the notes would be classified as Level 3 within the fair value measurement hierarchy. The Company applies a fair value method for accounting for the paid-in-kind interest on the Oaktree debt. Under this method, the Company adjusts interest expense based on the fair value of the Oaktree debt. Accordingly, while interest expense recognition on the Oaktree debt could be at the contractual rate, the Company will account for the related interest expense based on the fair value of the Oaktree debt at every interest payment date and at the end of each reporting period.

(4) Stock Plan Information

The Company uses a broad-based equity incentive plan to help align employee and director incentives with stockholders’ interests, and accounts for stock-based compensation in accordance with ASC 718, “Compensation — Stock Compensation.” The fair value of all stock options granted is recognized as an expense in the Company’s Statements of Operations, typically over the related vesting period of the options. The guidance requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period. Stock options may be granted to officers, employees and directors.

Stock Option Awards: The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities were estimated based on the Company’s implied historical volatility. The expected term of options granted was based on the simplified method due to the limited amount of historical Company information available. Forfeiture rates were based on assumptions and historical data to the extent it is available. The risk-free rates were based on U.S. Treasury yields in effect at the time of the grant. For purposes of this valuation model, dividends were based on the historical rate. Assumptions used in the Black-Scholes model are presented below:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Average expected life, in years	5.50 - 6.06	6	5.50 - 6.06	6
Expected volatility	53.29% - 54.53%	49.83%	52.99% - 54.53%	45.85%
Risk-free interest rate	0.83% - 1.01%	1.15%	0.83% - 1.01%	1.21%
Dividend rate	0.00%	0.53%	0.00%	0.39%

The following table summarizes stock option activity during the six months ended January 31, 2013:

	Number of Shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2012	2,079	$33.85
Granted	604	14.22
Exercised	—	—
Cancelled	(359)	55.77

Outstanding at January 31, 2013	2,324	25.35	4.5	$225

Exercisable at January 31, 2013	1,510	25.94	1.8	—

There were 604,414 stock options granted during the three and six months ended January 31, 2013. The weighted average fair value per share of stock options granted during the three and six months ended January 31, 2013 was $7.27. There were no stock options granted during the three months ended January 31, 2012. There were 271,053 stock options granted during the six months ended January 31, 2012 with a weighted average fair value per share of $35.39. The fair value per share of stock options vested during the three and six months ended January 31, 2013 was $16.49 and $21.48, respectively. The fair value per share of stock options vested during the three and six months ended January 31, 2012 was $16.66 and $16.18, respectively. There were no stock options exercised during the three and six months ended January 31, 2013. There were no stock options exercised during the three months ended January 31, 2012. There were 1,554 stock options exercised during the six months ended January 31, 2012. The total intrinsic value of stock options exercised during the six months ended January 31, 2012 was $0.1 million.

The following table summarizes nonvested stock option activity during the six months ended January 31, 2013:

	Number of Shares (in thousands)	Weighted average grant date fair value per share
Nonvested at July 31, 2012	631	$23.00
Granted	604	7.27
Vested	(89)	21.48
Cancelled	(332)	23.82

Nonvested at January 31, 2013	814	11.15

As of January 31, 2013, approximately $8.3 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized over a weighted average period of 3.2 years.

Restricted Stock and Restricted Stock Unit Awards: The following table summarizes restricted stock and restricted stock unit activity during the six months ended January 31, 2013:

	Restricted Stock		Restricted Stock Units
	Number of Shares (in thousands)	Weighted average grant date fair value per share	Number of Shares (in thousands)	Weighted average grant date fair value per share
Outstanding at July 31, 2012	380	$38.18	13	$74.62
Granted	318	14.25	214	14.67
Vested	(90)	31.59	(3)	74.62
Cancelled	(140)	39.52	(2)	74.67

Outstanding at January 31, 2013	468	22.78	222	16.92

There were 317,970 restricted stock awards granted during the three and six months ended January 31, 2013. The weighted average fair value per share of restricted stock granted during the three and six months ended January 31, 2013 was $14.25. There was no restricted stock granted during the three months ended January 31, 2012. There were 48,741 restricted stock awards granted during the six months ended January 31, 2012 with a weighted average fair value per share of $89.02. The weighted average fair value per share of restricted stock vested during the three and six months ended January 31, 2013 was $27.39 and $31.59, respectively. The weighted average fair value per share of restricted stock vested during the three and six months ended January 31, 2012 was $30.63 and $26.09, respectively. The total intrinsic value of restricted stock vested in the three and six months ended January 31, 2013 was $0.1 million and $1.7 million, respectively. The total intrinsic value of restricted stock vested in the three and six months ended January 31, 2012 was $0.2 million and $7.3 million, respectively.

As of January 31, 2013, $8.2 million of unrecognized compensation expense related to nonvested restricted stock is expected to be recognized over a weighted average period of 2.9 years, and $3.3 million of unrecognized compensation expense related to nonvested restricted stock units is expected to be recognized over a weighted average period of 3.9 years.

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

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$10,141	$(20,184)	$(588)	$(9,383)
Less: income allocated to participating securities	(173)	—	—	—

Income (loss) attributable to common shareholders - basic	9,968	(20,184)	(588)	(9,383)
Add: undistributed income attributable to participating securities	175	—	—	—
Less: undistributed income reallocated to participating securities	(165)	—	—	—

Income (loss) attributable to common shareholders - diluted	$9,978	$(20,184)	$(588)	$(9,383)

Denominator:
Weighted average shares outstanding - basic	21,781	21,724	21,703	21,684
Dilutive shares - stock options and warrants	1,361	—	—	—

Weighted average shares outstanding - diluted	23,142	21,724	21,703	21,684

Income (loss) per share attributable to common shareholders (1):
Basic	$0.46	$(0.93)	$(0.03)	$(0.43)
Diluted	$0.43	$(0.93)	$(0.03)	$(0.43)

(1)	Computations may reflect rounding adjustments.

Options to purchase 821,455 shares of common stock with exercise prices greater than the average market price of Diamond’s common stock of $14.80 for the three months ended January 31, 2013, were not included in the computation of diluted earnings per share because their effect would be antidilutive. Because the Company was in a loss position for the six months ended January 31, 2013, stock options and restricted stock units outstanding and the impact of the warrant were excluded in the computation of diluted earnings per share because their effect would be antidilutive. Because the Company was in a loss position for the three and six months ended January 31, 2012, stock options and restricted stock units outstanding were excluded in the computation of diluted earnings per share because their effect would be antidilutive.

(6) Balance Sheet Items

Inventories consisted of the following:

	January 31, 2013	July 31, 2012	January 31, 2012
Raw materials and supplies	$97,147	$63,684	$123,856
Work in process	26,439	33,495	25,539
Finished goods	58,557	68,529	71,216

Total	$182,143	$165,708	$220,611

Accounts payable and accrued liabilities consisted of the following:

	January 31, 2013	July 31, 2012	January 31, 2012
Accounts payable	$58,355	$84,324	$92,559
Accrued promotions	21,302	21,927	34,226
Accrued salaries and benefits	13,290	13,872	11,297
Accrued taxes	4,435	4,952	2,817
Other	5,355	5,548	6,573	(1)

Total	$102,737	$130,623	$147,472

(1)	The current and long term portions of capital leases are reflected in Accounts payable and accrued liabilities and Other liabilities, respectively, on the Consolidated Balance Sheets.

(7) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	January 31, 2013	July 31, 2012	January 31, 2012
Land and improvements	$10,090	$9,638	$10,083
Buildings and improvements	53,535	51,556	39,507
Machinery, equipment and software	184,479	169,211	167,988
Construction in progress	5,718	26,236	51,115
Capital leases	11,846	11,790	11,816

Total	265,668	268,431	280,509
Less: accumulated depreciation	(124,898)	(119,830)	(122,571)
Less: accumulated amortization	(2,697)	(1,657)	(635)

Property, plant and equipment, net	$138,073	$146,944	$157,303

For the three and six months ended January 31, 2013, depreciation expense was $6.2 million and $12.1 million, respectively. For the three and six months ended January 31, 2012, depreciation expense was $4.9 million and $9.6 million, respectively.

(8) Fishers Facility Closure

On October 25, 2012, Diamond announced a plan to consolidate its manufacturing operations and to close its facility in Fishers, Indiana. Certain manufacturing equipment at Fishers has been relocated to Diamond’s facility in Stockton, California. During fiscal 2012, Diamond previously recorded asset impairment charges of $10.1 million associated with Fishers equipment that was not moved to the Stockton facility. The fair value of the equipment was determined by management with the assistance of a third party. Within selling, general and administrative expenses, the Company recorded severance expense for the three and six months ended January 31, 2013 of $1.2 million and $1.3 million, respectively, related to Fishers employees. The Company expects to record additional severance expense of approximately $0.1 million in the quarter ending April 30, 2013, as the severance is earned by the impacted employees.

In the three and six months ended January 31, 2013, the Company accelerated the remaining useful lives of leasehold and building improvement assets at the Fishers facility to correspond with the estimated cease use date, and recorded additional depreciation expense of $0.3 million and $0.7 million, respectively. The Company also classified approximately $0.7 million of assets as held for sale. The Company anticipates selling these assets within the third quarter of fiscal 2013.

The Company expects to record an additional charge associated with the Fishers facility future lease obligations in the third quarter of fiscal 2013 when the cease-use date is expected to occur. This charge may be reduced by any estimated sublease rental income that the Company expects to receive; however, the Company is not able to estimate such rental income at this time. The Company will incur additional costs related to the closure, including Fishers facility building security, property maintenance, and real estate taxes, as well as moving and re-installation costs associated with equipment that will be relocated to Stockton, California.

(9) Intangible Assets and Goodwill

The changes in the carrying amount of goodwill are as follows:

	Snacks	Nuts	Total
Balance as of July 31, 2011			$409,735
Translation adjustments			(5,832)

Balance as of January 31, 2012			$403,903

Balance as of July 31, 2012			$403,158
Translation adjustments	1,633	—	1,633

Balance as of January 31, 2013	$332,156	$72,635	$404,791

Other intangible assets consisted of the following:

	January 31, 2013	July 31, 2012	January 31, 2012
Brand intangibles (not subject to amortization)	$299,497	$298,952	$299,201
Intangible assets subject to amortization:
Customer contracts and related relationships	160,821	159,882	160,560

Total other intangible assets, gross	460,318	458,834	459,761

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(25,917)	(21,813)	(18,092)

Total other intangible assets, net	$434,401	$437,021	$441,669

Identifiable intangible asset amortization expense for each of the five succeeding years will amount to approximately $8.0 million and will approximate $4.0 million for the remainder of fiscal 2013.

(10) Credit Facilities and Long-Term Obligations

In February 2010, Diamond entered into an agreement (the “Secured Credit Agreement”) with a syndicate of lenders for a five-year $600 million secured credit facility (the “Secured Credit Facility”). Diamond’s Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved Diamond’s request for a $35 million increase in our revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved Diamond’s request for a $50 million increase in our revolving credit facility to $285 million, under the same terms. In May 2012, the revolving credit facility was reduced from $285 million to $255 million as part of the Third Amendment to the Secured Credit Facility (the “Third Amendment”), as described below. As of January 31, 2013, the revolving credit facility had $255 million in capacity, of which $133 million was outstanding. The capacity under the revolving credit facility is scheduled to decrease to $230 million effective July 31, 2013, and to $180 million effective January 31, 2014. In May 2012, Diamond made a $100 million pre-payment on the term loan facility as part of the Third Amendment. As of January 31, 2013, the term loan facility had $217 million in capacity, of which $217 million was outstanding. In addition, scheduled principal payments on the term loan facility are $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on February 25, 2015. For the three and six months ended January 31, 2013, the blended interest rate for the Company’s consolidated borrowings was 6.78% and 6.77%, respectively, excluding the Oaktree debt. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility.

The Secured Credit Facility provides for customary affirmative and negative covenants and cross default provisions that may be triggered if Diamond fails to comply with obligations under its other credit facilities or indebtedness. As of January 31, 2013, the Company had obtained covenant relief under the Third Amendment and was in compliance with all applicable financial covenants. Beginning on October 31, 2013, the Company’s senior debt to consolidated EBITDA ratio, as defined in the Third Amendment, will be limited to no more than 4.70 to 1.00 and the fixed charge coverage ratio to no less than 2.00 to 1.00. The senior debt to consolidated EBITDA ratio covenant, as defined in the Third Amendment, will decline over four quarters to 3.25 to 1.00 in the quarter ending July 31, 2014.

In December 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $11.6 million was outstanding as of January 31, 2013. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan was used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account and were made available as expenditures were approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash was classified as non-current on the balance sheet. In December 2012, the remaining balance within the escrow account was released back to the lender and was used to pay down the outstanding loan balance. Also, as part of this transaction, the Company paid a 4% prepayment penalty, which was recorded in interest expense.

The Guaranteed Loan provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. The financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment.

On March 21, 2012, Diamond reached an agreement with its lenders to forbear from seeking any remedies under the Secured Credit Facility with respect to specified existing and anticipated non-compliance with the Secured Credit Agreement, and to amend the Secured Credit Agreement. Under the amended Secured Credit Agreement, Diamond had continued access to its existing revolving credit facility through a forbearance period (initially through June 18, 2012) subject to Diamond’s compliance with the terms and conditions of the amended Secured Credit Agreement. During the forbearance period, the interest rate on borrowings increased. The amended Secured Credit Agreement required Diamond to suspend dividend payments to stockholders. In addition, Diamond paid a forbearance fee of 25 basis points to its lenders. The forbearance period concluded on May 29, 2012, when Diamond closed agreements to recapitalize its balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”).

The Oaktree investment initially consisted of $225 million of newly-issued senior notes and a warrant to purchase approximately 4.4 million shares of Diamond common stock. The senior notes will mature in 2020 and bear interest at 12% per year that may be paid-in-kind at Diamond’s option for the first two years. Oaktree’s warrant became exercisable at $10 per share on March 1, 2013.

The Oaktree agreements provide that, if Diamond secures a specified minimum supply of walnuts from the 2012 crop and achieves profitability targets for its nut businesses for the six-month period ended January 31, 2013, the warrant will be cancelled and Oaktree may exchange $75 million of the senior notes for convertible preferred stock of Diamond (the “Special Redemption”). The convertible preferred stock would have an initial conversion price of $20.75, which represents a 3.5% discount to the closing price of Diamond common stock on April 25, 2012, the date that the Company entered into its commitment with Oaktree. The convertible preferred stock would pay a 10% dividend that would be paid in-kind for the first two years. The warrant is accounted for as a derivative liability with gains or losses included in loss on warrant liability in the Company’s Statements of Operations, within other expense, net. Based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur.

On May 22, 2012, Diamond entered into a Waiver and Third Amendment to its Secured Credit Facility (“Third Amendment”), which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief until October 31, 2013. At that time, these covenants will become applicable at revised levels set forth in the amendment (initially 4.70 to 1.00 for the senior leverage ratio, declining over four quarters to 3.25 to 1.00 in the quarter ending July 31, 2014 and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio). The Third Amendment includes a new covenant requiring that Diamond have at least $20 million of cash, cash equivalents and revolving credit availability at all times, beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments from $10 million to $0.9 million. The Third Amendment also amended the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over the London Interbank Offered Rate (“LIBOR”) and the base rate at which loans under the Secured Credit Agreement bear interest). Under the Third Amendment, initially, Eurodollar rate loans will bear interest at 5.50% plus the LIBOR for the applicable loan period, and base rate loans will bear interest at 450 basis points plus the highest of (i) the Federal Funds Rate plus 50 basis points, (ii) the Prime Rate, (iii) Eurodollar Rates plus 100 basis points. The LIBOR rate is subject to a LIBOR floor, initially 125 basis points. The Applicable Rate will decline, if and when Diamond achieves reductions in its ratio of senior debt to Consolidated EBITDA, as defined in the Third Amendment. The Third Amendment also eliminates the requirement that proceeds of future equity issuances be applied to repay outstanding loans, and waives certain covenants in connection with Diamond’s restatement of its consolidated financial statements.

(11) Retirement Plans

Diamond provides retiree medical benefits and has been a sponsor of two defined benefit pension plans. One of the defined benefit plans is a qualified plan covering all bargaining unit employees and the other is a nonqualified plan for one former salaried employee. During the three months ended January 31, 2013, the nonqualified plan was terminated. The amounts shown for pension benefits are combined amounts for all plans. Diamond uses a July 31 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Any employee who joined the Company after January 15, 1999 is not entitled to retiree medical benefits.

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended January 31,		Six Months Ended January 31,		Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$—	$24	$—	$48	$16	$15	$32	$31
Interest cost	230	332	463	664	16	26	31	52
Expected return on plan assets	(216)	(283)	(503)	(567)	—	—	—	—
Amortization of prior service cost	—	4	—	8	—	—	—	—
Amortization of net loss / (gain)	189	198	381	396	(178)	(193)	(356)	(386)
Settlement cost	519	—	519	—	—	—	—	—

Net periodic benefit cost / (income)	$722	$275	$860	$549	$(146)	$(152)	$(293)	$(303)

The Company recognized defined contribution plan expenses of $0.4 million and $1.1 million for the three and six months ended January 31, 2013, respectively, and $0.5 million and $1.0 million for the three and six months ended January 31, 2012, respectively. The Company expects to contribute approximately $2.8 million to the defined contribution plan during fiscal 2013.

On November 19, 2012, Michael Mendes, our former chief executive officer, formally resigned from the Company. The Company and Mr. Mendes entered into a Separation and Clawback Agreement, pursuant to which Mr. Mendes agreed to deliver to the Company a cash payment of $2.7 million (“Cash Clawback”), representing the total value of his fiscal 2010 and fiscal 2011 bonuses, and 6,665 shares of Diamond common stock, representing the vested shares awarded to Mr. Mendes after fiscal 2010. The Cash Clawback was deducted from the amount Diamond owed to Mr. Mendes pursuant to the Diamond Foods Retirement Restoration Plan (“SERP”). Mr. Mendes and Diamond have determined that prior to giving effect to the Cash Clawback, the retirement benefit due to Mr. Mendes in a lump sum under the SERP was approximately $5.4 million. The SERP amount, subject to applicable withholding taxes and after giving effect to the Cash Clawback, was paid in early December 2012. Expenses associated with the payout are included in selling, general and administrative expenses and the returned shares were classified as treasury stock and a credit to stock compensation expense was recorded for the period.

(12) Commitments and Contingencies

In November 2011, December 2011 and June 2012, various putative shareholder class action and derivative complaints were filed in federal and state court against Diamond and certain current and former Diamond directors and officers.

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed acquisition of the Pringles business from The Procter & Gamble Company (“P&G”). On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On March 20, 2012, the court appointed a lead plaintiff, and on June 13, 2012, the court appointed legal counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our outside auditor as defendants. The amended complaint purports to allege claims covering the period from October 5, 2010 through February 8, 2012, and seeks compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. On September 28, 2012, Diamond moved to dismiss the action. On November 30, 2012, the Court denied Diamond’s motion, allowing the matter to proceed with respect to Diamond and the former executive officers, and dismissed claims against Diamond’s outside auditor with leave to amend. On December 21, 2012, Diamond and the former executive officers filed answers to the amended complaint.

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

In re Diamond Foods, Inc., Derivative Litigation

Beginning on November 28, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming certain current and former executive officers and members of the Company’s board of directors as individual defendants. On February 16, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint on March 1, 2012, again naming certain current and former executive officers and members of the Company’s board of directors as individual defendants, and also adding the Company’s outside auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010 and on or about September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement, and, against the Company’s auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. On April 16, 2012, Diamond moved to dismiss the action. On May 29, 2012, the court granted Diamond’s motion and dismissed the action with prejudice, based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ Section 14(a) claims. The court entered judgment in favor of Diamond the same day. On June 4, 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 29, 2012 order granting Diamond’s motion to dismiss. On October 12, 2012, the appellant filed its opening brief. Diamond filed its answering brief on November 27, 2012 and appellant filed its reply brief on December 28, 2012.

Astor BK Realty Trust v. Diamond Foods, Inc.

On February 22, 2012, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of Diamond’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. This action has been stayed by the agreement of the parties.

Delaware Derivative Litigation

On June 27, 2012, two putative shareholder derivative lawsuits, Board of Trustees of City of Hialeah Employees’ Retirement System v. Mendes, et al. and Lucia v. Mendes et al., were filed in the Delaware Chancery Court purportedly on behalf of Diamond and naming certain current and former executive officers and members of the Company’s board of directors as individual defendants. On August 7, 2012 the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation and appointed co-lead counsel. Plaintiffs filed their consolidated complaint on September 19, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants. The suit is based on essentially the same allegations as those in the federal securities action and the federal and California derivative litigation and purports to set forth claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and breach of the duty of loyalty. The suit seeks recovery of unspecified damages allegedly sustained by Diamond, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, equitable and/or injunctive relief, to recover plaintiffs’ attorney’s fees and other relief. On December 17, 2012, Diamond filed a motion to dismiss or stay the action. On February 28, 2013, the court granted Diamond’s motion and dismissed the action with prejudice.

Governmental Proceedings

On December 14, 2011, Diamond received a formal order of investigation from the staff of the United States Securities and Exchange Commission (“SEC”). Diamond also has had contact with the U.S. Attorney’s office for the Northern District of California. We have cooperated with the government and expect to continue to do so.

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

(13) Segment Reporting

The Company’s chief operating decision maker (“CODM”) changed during the fourth quarter of fiscal 2012, and in the second quarter of fiscal 2013, there was a change in the information used by the CODM to make decisions about the allocation of resources and the assessment of performance. As a result, during the second quarter of fiscal 2013, the Company changed its operating and reportable segments. The Company previously had one operating segment and one reportable segment; it now aggregates its operating segments into two reportable segments based on similarities between: economic characteristics, nature of the products, production process, type of customer, methods of distribution, and regulatory environment nature of the regulatory environment. The Company’s two reportable segments are Snacks and Nuts. The Snacks reportable segment includes products sold under the Kettle U.S., Kettle U.K. and Pop Secret brands. The Nuts reportable segment includes products sold under the Emerald and Diamond of California brands.

The Company evaluates the performance of its segments based on net sales and gross margin. Gross margin is calculated as net sales less all cost of sales. The Company does not utilize asset information to evaluate performance of operating segments, so asset-related information has not been presented. The accounting policies of the Company’s segments are the same as those described in the summary of critical accounting policies set forth in “Management’s Discussion and Analysis of Results of Operations.”

The Company’s net sales and gross profit by segment for the three and six months ended January 31, 2013 and 2012 were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net sales
Snacks	$105,421	$98,356	$216,664	$209,258
Nuts	115,423	163,995	262,642	340,486

Total	$220,844	$262,351	$479,306	$549,744

Gross profit
Snacks	$34,836	$28,448	$73,129	$63,445
Nuts	15,733	13,474	35,986	39,784

Total	$50,569	$41,922	$109,115	$103,229

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Diamond Foods, Inc. (“Diamond,” the “Company,” or “we”) is an innovative packaged food company focused on building and energizing brands. We specialize in processing, marketing and distributing snack and nut products, including culinary, in-shell and ingredient nuts. In 2004, we complemented our heritage in the culinary nut market under the Diamond of California® brand by launching a line of nut varieties under the Emerald® brand. In 2008, we acquired the Pop Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market, supply chain economies of scale and cross promotional opportunities with our existing brands. In 2010, we acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand ® to our existing portfolio of brands in the snack market. In general, we sell directly to retailers, particularly large national grocery store and drug store chains, and indirectly through wholesale distributors to independent and small regional retail grocery store chains and convenience stores. We sell our products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels.

Our business is seasonal. Demand for nut products, particularly in-shell nuts and to a lesser extent culinary nuts, is highest during the months of October, November and December. In sourcing walnuts, we contract directly with growers for their walnut crop. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the year in accordance with our walnut purchase agreements with the growers. We typically receive pecans during the period from October to March, and we pay for our pecan receipts over such period. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California facility associated with the annual walnut harvest and seasonal in-shell and culinary product demand. Generally, we receive and pay for approximately 50% of the corn for popcorn in November, and approximately 50% in April. We contract for potatoes and oil annually and receive and pay for supply throughout the year. Generally, demand for potato chips is highest in the months of June, July and August in the United States, and November and December in the United Kingdom. Accordingly, the working capital requirement of our popcorn and potato chip product lines is less seasonal than that of the tree nut product lines.

Results of Operations

The Company’s chief operating decision maker (“CODM”) changed during the fourth quarter of fiscal 2012, and in the second quarter of fiscal 2013, there was a change in the information used by the CODM to make decisions about the allocation of resources and the assessment of performance. As a result, during the second quarter of fiscal 2013, the Company changed its operating and reportable segments. The Company previously had one operating segment and one reportable segment; it now aggregates its operating segments into two reportable segments, which are Snacks and Nuts. The Snacks reportable segment includes products sold under the Kettle U.S., Kettle U.K. and Pop Secret brands. The Nuts reportable segment includes products sold under the Emerald and Diamond of California brands. The Company evaluates the performance of its segments based on net sales and gross margin for each of the segments. Gross profit is calculated as net sales less all cost of sales.

Our net sales and gross profit by segment for the periods identified below were as follows (in thousands):

	Three Months Ended January 31,		% Change from 2012 to 2013	Six Months Ended January 31,		% Change from 2012 to 2013

	2013	2012		2013	2012
Net sales
Snacks	$105,421	$98,356	7%	$216,664	$209,258	4%
Nuts	115,423	163,995	-30%	262,642	340,486	-23%

Total	$220,844	$262,351	-16%	$479,306	$549,744	-13%

Gross profit
Snacks	$34,836	$28,448	22%	$73,129	$63,445	15%
Nuts	15,733	13,474	17%	35,986	39,784	-10%

Total	$50,569	$41,922	21%	$109,115	$103,229	6%

For the three and six months ended January 31, 2013, Snack segment net sales increased to $105.4 million and $216.7 million from $98.4 million and $209.3 million, respectively, primarily driven by an increase in net price realization in both periods, on a 2% volume increase and relatively flat volume, for the three and six months ended January 31, 2013, respectively.

For the three and six months ended January 31, 2013, Nuts segment net sales decreased to $115.4 million and $262.6 million from $164.0 million and $340.5 million, respectively, primarily driven by decreases in sales volume of 37.1% and 33.8%, for the three and six months ended January 31, 2013, respectively. The decline in volume was a result of lower walnut supply, and planned reductions in SKUs and promotional spending associated with the Emerald brand.

Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 17.3% and 18.4% of total net sales for the three and six months ended January 31, 2013, and 18.2% and 18.3% of total net sales for the three and six months ended January 31, 2012. Sales to our second largest customer, Costco Wholesale Corporation, represented less than 10% of total net sales for the three and six months ended January 31, 2013, and approximately 11.4% and 10.1% of total net sales for the three and six months ended January 31, 2012. No other customer accounted for 10% or more of our total net sales for those periods.

The impact of foreign exchange on our net sales for the three and six months ended January 31, 2013 and 2012 was not significant.

Gross profit. Snacks segment gross profit as a percentage of net sales was 33.0% and 33.8% for the three and six months ended January 31, 2013 and 28.9% and 30.3% for the three and six months ended January 31, 2012. The increases in Snack segment gross profit as a percentage of net sales for the three and six months ended January 31, 2013, reflects an increase in net price realization.

Nuts segment gross profit as a percentage of net sales was 13.6% and 13.7% for the three and six months ended January 31, 2013, and 8.2% and 11.7% for the three and six months ended January 31, 2012. The increases in Nuts segment gross profit as a percentage of net sales for the three and six months ended January 31, 2013, reflects a focus on increasing net price realization, reducing lower performing SKUs, and cost savings initiatives.

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $32.3 million and $70.4 million for the three and six months ended January 31, 2013, respectively, and $34.3 million and $63.8 million for the three and six months ended January 31, 2012, respectively. Selling, general and administrative expenses as a percentage of net sales were 14.6% and 14.7% for the three and six months ended January 31, 2013, respectively, and 13.1% and 11.6% for the three and six months ended January 31, 2012, respectively. Selling, general and administrative expenses decreased for the three months ended January 31, 2013 over the prior year period, primarily due to lower costs incurred as a result of the audit committee investigation and the reversal of certain previously recorded stock compensation expenses associated with former executives, offset by higher consulting services and audit fees, gain on sale of assets, and employee severance. Selling, general and administrative expenses increased for the six months ended January 31, 2013 over the prior year period primarily due to higher consulting services and audit fees. The increases in expenses as a percentage of net sales for the three and six months ended January 31, 2013, were primarily due to decreases in net sales for those periods.

Advertising. Advertising expenses were $12.3 million and $21.3 million for the three and six months ended January 31, 2013, and $11.6 million and $24.4 million for the three and six months ended January 31, 2012. Advertising expenses as a percentage of net sales were 5.6% and 4.5% for the three and six months ended January 31, 2013 and 4.4% and 4.4% for the three and six months ended January 31, 2012. The increase in expenses for the three months ended January 31, 2013 was primarily due to increased advertising spending for Diamond of California related to the 100th anniversary and increased spending related to the continued support of Pop Secret. The decrease in expenses for the six months ended January 31, 2013, was primarily due to a shift in timing of advertising programs to later in fiscal 2013.

Acquisition and integration related expenses. Acquisition and integration related expenses include items such as transaction related legal and consulting fees, as well as business and systems integration costs, which were primarily associated with the proposed Pringles merger. Acquisition and integration related expenses were nil for the three and six months ended January 31, 2013, and $12.1 million and $29.3 million for the three and six months ended January 31, 2012.

Gain on warrant liability. Gain on warrant liability was $18.6 million and $11.1 million for the three and six months ended January 31, 2013, due to the change in stock price. There was no gain or loss for the three and six months ended January 31, 2012, as the warrant was issued as part of the Oaktree Capital Management L.P. (“Oaktree”) transaction in the quarter ended July 31, 2012. For more information regarding the Oaktree transaction, please refer to “Liquidity and Capital Resources.”

Interest expense, net. Net interest expense was $14.2 million and $28.1 million for the three and six months ended January 31, 2013, and $6.5 million and $12.2 million for the three and six months ended January 31, 2012. The increases were primarily due to higher interest rates and the new Oaktree debt. Additionally, under the Third Amendment, as described below, the interest rates applicable under the Secured Credit Agreement were increased. Please refer to “Liquidity and Capital Resources.”

Income taxes. The effective tax rates for the three and six months ended January 31, 2013 were approximately 2.5% and 299%, respectively. The effective tax rate difference for the three and six months ended January 31, 2013, from the statutory rate of 35% is primarily due to the valuation allowance which was provided to reduce deferred tax assets to amounts considered recoverable. The negative impact the valuation allowance had on the rate was partially offset by the benefit of income generated in the United Kingdom at lower tax rates.

The effective tax rates for the three and six months ended January 31, 2012, were approximately 10.6% and 64.5%, respectively. The higher tax rate for the six months ended January 31, 2012, compared to the statutory rate of 35%, was related to a tax benefit of $17.0 million, which included three items. First, we had a discrete tax benefit of $5.5 million, resulting primarily from the conclusion of a tax ruling with the United Kingdom tax authorities and the associated reversal of our unrecognized tax benefit related to this event. Second, during the six months ended January 31, 2012, we incurred acquisition and integration related expenses resulting in a tax benefit of $11.0 million. Third, the forecasted annual tax rate applied to profit before tax and acquisition and integration related expenses, resulted in a tax benefit of $0.5 million.

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

Cash provided by operating activities was $60.2 million during the six months ended January 31, 2013, compared to $7.1 million cash used in operating activities for the six months ended January 31, 2012. The change from cash used in operating activities to cash provided by operating activities was primarily due to a decrease in net loss, decrease in inventory due to lower walnut supply and a decrease in trade receivables due to lower sales. Additionally there were non-cash reconciling items to net loss during the six months ended January 31, 2013, that did not occur in the six months ended January 31, 2012, such as gain on warrant and payment-in-kind interest on debt. Cash used in investing activities was $4.4 million during the six months ended January 31, 2013, compared to $18.2 million for the six months ended January 31, 2012. The lower cash used in investing activities was primarily due to the completion of our Beloit, Wisconsin plant expansion at the end of fiscal 2012. Cash used in financing activities was $54.4 million during the six months ended January 31, 2013, compared to $23.4 million cash provided by financing activities during the six months ended January 31, 2012, primarily due to decreased borrowings under the revolving credit facility.

In February 2010, we entered into an agreement (the “Secured Credit Agreement”) with a syndicate of lenders for a five-year $600 million secured credit facility (the “Secured Credit Facility”). We used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations. Our Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved our request for a $35 million increase in our revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved our request for a $50 million increase in our revolving credit facility to $285 million, under the same terms. In May 2012, the revolving credit facility was reduced from $285 million to $255 million as part of the Third Amendment. As of January 31, 2013, the revolving credit facility had $255 million in capacity, of which $133 million was outstanding. The capacity under the revolving credit facility is scheduled to decrease to $230 million effective July 31, 2013, and to $180 million effective January 31, 2014. In May 2012, we made a $100 million pre-payment on the term loan facility as part of the Third Amendment. As of January 31, 2013, the term loan facility had $217 million in capacity, of which $217 million was outstanding. In addition, scheduled principal payments on the term loan facility are $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on February 25, 2015. Substantially all of our tangible and intangible assets are considered collateral security under the Secured Credit Facility.

The Secured Credit Facility provides for customary affirmative and negative covenants and cross default provisions that may be triggered, if we fail to comply with obligations under our other credit facilities or indebtedness. As of January 31, 2013, we had obtained covenant relief under the Third Amendment and were in compliance with all applicable financial covenants. Beginning on October 31, 2013, our senior debt to Consolidated EBITDA ratio, as defined in the Third Amendment, will be limited to no more than 4.70 to 1.00 and our fixed charge coverage ratio to no less than 2.00 to 1.00. The senior debt to Consolidated EBITDA ratio covenant, as defined in the Third Amendment, will decline over four quarters to 3.25 to 1.00 in the quarter ending July 31, 2014.

In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $11.6 million was outstanding as of January 31, 2013. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan was used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account and were made available as expenditures were approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash was classified as non-current on the balance sheet. In December 2012, the remaining balance within the escrow account was released back to the lender and was used to pay down the outstanding loan balance. Also, as part of this transaction, we paid a 4% prepayment penalty which was recorded in interest expense.

The Guaranteed Loan provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. The financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment.

On March 21, 2012, we reached an agreement with our lenders to forbear from seeking any remedies under the Secured Credit Facility with respect to specified existing and anticipated non-compliance with the credit agreement and to amend our credit agreement (“Second Amendment”). Under the amended credit agreement, we had continued access to our existing revolving credit facility through a forbearance period (initially through June 18, 2012) subject to our compliance with the terms and conditions of the amended credit agreement. During the forbearance period, the interest rate on borrowings increased. The amended credit agreement required us to suspend dividend payments to stockholders. In addition, we paid a forbearance fee of 0.25% to our lenders. The forbearance period concluded on May 29, 2012, when we closed agreements to recapitalize our balance sheet with an investment by Oaktree.

The Oaktree investment initially consisted of $225 million of newly-issued senior notes and warrant to purchase approximately 4.4 million shares of Diamond common stock. The senior notes will mature in 2020 and bear interest at 12% per year that may be paid-in-kind at our option for the first two years. Oaktree’s warrant became exercisable at $10 per share on March 1, 2013.

The Oaktree agreements provide that, if we secure a specified minimum supply of walnuts from the 2012 crop and achieve profitability targets for our nut businesses for the six-month period ended January 31, 2013, the warrant will be cancelled and Oaktree may exchange $75 million of the senior notes for convertible preferred stock of Diamond (the “Special Redemption”). The convertible preferred stock would have an initial conversion price of $20.75, which represents a 3.5% discount to the closing price of Diamond common stock on April 25, 2012, the date that we entered into our commitment with Oaktree. The convertible preferred stock would pay a 10% dividend that would be paid in-kind for the first two years. Based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur.

On May 22, 2012, we entered into the Waiver and the Third Amendment to its Secured Credit Facility (“Third Amendment”), which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief until October 31, 2013. At that time, these covenants will become applicable at revised levels set forth in the Third Amendment (initially 4.70 to 1.00 for the senior leverage ratio, declining over four quarters to 3.25 to 1.00 in the quarter ending July 31, 2014 and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio for each fiscal quarter). The Third Amendment includes a new covenant requiring that we have at least $20 million of cash, cash equivalents and revolving credit availability at all times, beginning February 1, 2013. Refer below for discussion on how we expect to meet the covenant. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments on the term loan facility from $10 million to $0.9 million. The Third Amendment also amended the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over LIBOR and the Base Rate at which loans under the Secured Credit Agreement bear interest). Under the Third Amendment, initially, Eurodollar rate loans will bear interest at 5.50% plus the LIBOR for the applicable loan period, and Base Rate loans will bear interest at 4.50% plus the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Prime Rate, or (iii) Eurodollar Rate plus 1.00%. The LIBOR rate is subject to a LIBOR floor, initially 1.25%. The Applicable Rate will decline, if and when we achieve specified reductions in our ratio of senior debt to Consolidated EBITDA, as defined in the Third Amendment. The Third Amendment also eliminates the requirement that proceeds of future equity issuances be applied to repay outstanding loans, and waives certain covenants that we were non-compliant with in connection with our restatement of our fiscal 2010 and fiscal 2011 consolidated financial statements.

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

Working capital and stockholders’ equity were $33.8 million and $328.6 million at January 31, 2013, compared to $61.6 million and $324.8 million at July 31, 2012, and $53.5 million and $402.1 million at January 31, 2012. The decrease in working capital from January 31, 2012 to January 31, 2013 was primarily due to a decrease in accounts receivable, inventory, current portion of long-term debt, accounts payable and accrued liabilities, and payable to growers of $25.8 million, $38.5 million, $35.9 million, and $44.7 million, and $43.1 million, respectively. In addition, the Company had a warrant liability under the Oaktree SPA of $35.7 million that did not exist as of January 31, 2012.

We believe our cash and cash equivalents, cash expected to be provided from our operations, and borrowings available under our Secured Credit Facility, will be sufficient to fund our contractual commitments, repay obligations as required and fund our operational requirements for at least the next 12 months.

Contractual Obligations and Commitments

Contractual obligations and commitments at January 31, 2013, were as follows (in millions):

	Payments Due by Period
	Total	Remainder FY 2013	FY 2014 -FY 2015	FY 2016 -FY 2017	Thereafter
Revolving line of credit	$132.7	$—	$132.7	$—	$—
Long-term obligations	514.1	2.9	220.0	5.0	286.2
Interest on long-term obligations (a)	236.7	7.6	63.3	68.8	97.0
Capital leases	10.9	1.1	4.5	4.6	0.7
Operating leases	26.6	2.9	8.7	5.3	9.7
Purchase commitments (b)	35.1	30.8	4.3	—	—
Pension liability	27.3	3.2	1.4	1.5	21.2
Long-term deferred tax liabilities (c)	127.9	—	—	—	127.9
Other long-term liabilities (d)	2.4	0.4	0.3	0.3	1.4

Total	$1,113.7	$48.9	$435.2	$85.5	$544.1

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of January 31, 2013.
(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under walnut purchase agreements due to uncertainty of pricing and quantity.
(c)	Primarily relates to the intangible assets of Kettle Foods.
(d)	The liability for uncertain tax positions ($3.0 million at January 31, 2013, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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

Revenue Recognition and Accounts Receivable. We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the buyer (based upon terms of shipment), price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, introductory or slotting payments, coupons, promotion and marketing allowances. The amount we accrue for promotion is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation and sales and payment trends with similar previously offered programs. Customers have the right to return certain products. Product returns are estimated based upon historical results and are reflected as a reduction in sales.

Inventories. All inventories are accounted for on a lower of cost (first-in, first-out or weighted average) or market basis.

We have entered into walnut purchase agreements with growers, under which they deliver their walnut crop to us during the fall harvest season, and pursuant to our walnut purchase agreements, we determine the price for this inventory after delivery and by the end of the fiscal year. This purchase price is determined by us based on our discretion provided in the agreements, taking into account market conditions, crop size, quality and nut varieties, among other relevant factors. Since the ultimate purchase price to be paid will be determined subsequent to receiving the walnut crop, we estimate the final purchase price for our interim financial statements. Those interim estimates may subsequently change due to changes in the factors described above and the effect of the change could be significant. Any such changes in estimates are accounted for in the period of change by adjusting inventory or cost of goods sold of the inventory sold.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of assets ranging from 30 to 39 years for buildings and ranging from 3 to 15 years for equipment.

Valuation of Long-lived and Intangible Assets and Goodwill. We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” Identifiable intangible assets with finite lives are amortized over their estimated useful lives of 20 years. Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, “Intangibles — Goodwill and Other,” or more often if there are indications of possible impairment.

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

We perform our annual goodwill impairment test required by ASC 350 as of June 30th of each year. After our segment reporting changes goodwill impairment will now be tested at the reporting units which are the same as our operating segments. Goodwill impairment is indicated if the book value of the reporting unit exceeds its fair value. If the fair value of an evaluated reporting unit is less than its book value, the goodwill is written down to fair value, which is generally based on a discounted future cash flows analysis. Future business results could impact the evaluation of our goodwill and intangible assets. At January 31, 2012, the carrying value of goodwill and other intangible assets totaled approximately $845.6 million, compared to total assets of approximately $1,404.7 million and total shareholders’ equity of approximately $402.1 million. At January 31, 2013, the carrying value of goodwill and other intangible assets totaled approximately $839.2 million, compared to total assets of approximately $1,275.0 million and total shareholders’ equity of approximately $328.6 million. Goodwill was determined not to be impaired as of June 30, 2012.

As a result of the goodwill allocation process performed as part of the segment reporting changes, we have indications of fair value for our reporting units. The indicated fair values substantially exceed the carrying values for all reporting units except Kettle US and Kettle UK. The fair value exceeds the carrying value by a margin of less than 10% for Kettle US and Kettle UK. The indicated fair values were determined utilizing a blend of a discounted cash flow methodology and a guideline company methodology. Material assumptions within these models include the selected control premium, selected multiples, discount rates and forecasted cash flow projections. The fair values could be affected by changes in these assumptions.

We cannot guarantee that a material impairment charge will not be recorded in the future. To the extent calculated fair values change such that they are lower than our reporting unit carrying values, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill has occurred and to calculate an impairment loss.

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

Derivative Financial Instruments. We account for the warrant issued as part of the Oaktree transaction as freestanding derivative financial instruments. We record derivative financial instruments at fair value in our consolidated balance sheet at the point the transaction is entered into and at the end of all subsequent reporting periods. On a quarterly basis, changes in the fair value of a derivative financial instrument are recorded in current period earnings.

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

Item 4. Controls and Procedures

We have established and currently maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to the Company is accumulated and communicated to our principal officers to allow timely decisions regarding required disclosures.

In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer, based upon their evaluation as of January 31, 2013, the end of the fiscal quarter covered in this report, concluded that due to material weaknesses in our control environment, walnut grower accounting and accounts payable and accrued expenses as described below, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

The material weaknesses discussed above were identified in connection with the preparation and filing of Amendment No. 2 to our Annual Report on Form 10-K for the year ended July 31, 2011 and remained in our Annual Report on Form 10-K for the year ended July 31, 2012, and we have begun remediating those control deficiencies. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts

We have developed certain remediation steps to address the material weaknesses discussed above, to reinforce a control environment that facilitates internal and external communications, and to improve our internal control over financial reporting. If not remediated, these control deficiencies could result in further material misstatements to our financial statements. The Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below, including with respect to personnel changes described within Changes in Internal Control Over Financial Reporting above, are essential to maintaining a strong internal control environment. Along with the Changes in Internal Control Over Financial Reporting described above, the following remediation steps have been implemented by the Company in previous reporting periods:

Control Environment

•	Replacement of former CEO and CFO (interim CFO engaged in February 2012); and

•

Enhanced monthly financial and operational reporting packages with detailed financial analysis and identification of significant and non-routine transactions which are circulated for review by management.

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

The following remediation steps are among the measures that will be implemented by the Company as soon as practicable:

Control Environment

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

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from P&G. On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On March 20, 2012, the court appointed a lead plaintiff, and on June 13, 2012, the court appointed lead counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our outside auditor as defendants. The amended complaint purports to allege claims covering the period from October 5, 2010 through February 8, 2012 and seeks compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. On September 28, 2012, Diamond moved to dismiss the action. On November 30, 2012, the Court denied Diamond’s action, allowing the matter to proceed with respect to Diamond and the former executive officers, and dismissed claims against Diamond’s outside auditor with leave to amend. On December 21, 2012, Diamond and the former executive officers filed answers to the amended complaint.

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

In re Diamond Foods, Inc., Derivative Litigation

Beginning on November 28, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming certain current and former executive officers and members of our board of directors as individual defendants. On February 16, 2012, the court consolidated these actions as In re

Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint on March 1, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants, and also adding our outside auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010 and on or about September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and, against our auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. On April 16, 2012, Diamond moved to dismiss the action. On May 29, 2012, the court granted Diamond’s motion and dismissed the action with prejudice, based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ Section 14(a) claims. The court entered judgment in favor of Diamond the same day. On June 4, 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 29, 2012 order granting Diamond’s motion to dismiss. On October 12, 2012, the appellant filed its opening brief. Diamond filed its answering brief on November 27, 2012 and appellant filed its reply brief on December 28, 2012.

Astor BK Realty Trust v. Diamond Foods, Inc.

On February 22, 2012, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of Diamond’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. This action has been stayed by the agreement of the parties.

Delaware Derivative Litigation

On June 27, 2012, two putative shareholder derivative lawsuits, Board of Trustees of City of Hialeah Employees’ Retirement System v. Mendes, et al. and Lucia v. Mendes et al., were filed in the Delaware Chancery Court purportedly on behalf of Diamond and naming certain current and former executive officers and members of our board of directors as individual defendants. On August 7, 2012 the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation and appointed co-lead counsel. Plaintiffs filed their consolidated complaint on September 19, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants. The suit is based on essentially the same allegations as those in the federal securities action and the federal and California derivative litigation and purports to set forth claims for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and breach of the duty of loyalty. The suit seeks recovery of unspecified damages allegedly sustained by Diamond, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, equitable and/or injunctive relief, to recover plaintiffs’ attorney’s fees and other relief. On December 17, 2012, Diamond filed a motion to dismiss or stay the action. On February 28, 2013, the court granted Diamond’s motion and dismissed the action with prejudice.

Governmental Proceedings

On December 14, 2011, Diamond received a formal order of investigation from the staff of the United States Securities and Exchange Commission (“SEC”). We have also had contact with the U.S. Attorney’s office for the Northern District of California. We have cooperated with the government and expect to continue to do so.

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

Item 1A. Risk Factors

An investment in our common stock involves various material risks. You should carefully consider all of the information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended July 31, 2012, before deciding to invest in our common stock. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In that event, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition, results of operations and cash flows.

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

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from The Procter & Gamble Company (“P&G”). On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On March 20, 2012, the court appointed a lead plaintiff, and on June 13, 2012, the court appointed lead counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our outside auditor as defendants. The amended complaint purports to allege claims covering the period from October 5, 2010 through February 8, 2012 and seeks compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. On September 28, 2012, Diamond moved to dismiss the action. On November 30, 2012, the Court denied Diamond’s motion, allowing the matter to proceed with respect to Diamond and the former executive officers, and dismissed claims against Diamond’s outside auditor with leave to amend. On December 21, 2012, Diamond and the former executive officers filed answers to the amended complaint.

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

Beginning on November 28, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming certain current and former executive officers and members of our board of directors as individual defendants. On February 16, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint on March 1, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants, and also adding our outside auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010 and on or about September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and, against our auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. On April 16, 2012, Diamond moved to dismiss the action. On May 29, 2012, the court granted Diamond’s motion and dismissed the action with prejudice, based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ Section 14(a) claims. The court entered judgment in favor of Diamond the same day. On June 4, 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 29, 2012 order granting Diamond’s motion to dismiss. On October 12, 2012, the appellant filed its opening brief. Diamond filed its answering brief on November 27, 2012 and appellant filed its reply brief on December 28, 2012.

On February 22, 2012, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of Diamond’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. This action has been stayed by the agreement of the parties.

On June 27, 2012, two putative shareholder derivative lawsuits, Board of Trustees of City of Hialeah Employees’ Retirement System v. Mendes, et al. and Lucia v. Mendes et al., were filed in the Delaware Chancery Court purportedly on behalf of Diamond and naming certain current and former executive officers and members of our board of directors as individual defendants. On August 7, 2012 the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation and appointed co-lead counsel. Plaintiffs filed their consolidated complaint on September 19, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants. This suit has been subsequently dismissed with prejudice.

We cannot predict the outcome of these lawsuits. The matters which led to our Audit Committee’s investigation and the restatement of our fiscal 2010 and fiscal 2011 consolidated financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We and our current and former officers and directors may, in the future, be subject to additional litigation relating to such matters. Subject to certain limitations, we are obligated to indemnify our current and former officers and directors in connection with such lawsuits and any related litigation or settlements amounts. Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our current or former officers and directors, could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees. An unfavorable outcome in any of these matters could exceed coverage provided under potentially applicable insurance policies, which is limited. Any such unfavorable outcome could have a material effect on our business, financial condition, results of operations and cash flows. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.

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

On December 14, 2011, Diamond received a formal order of investigation from the staff of the United States Securities and Exchange Commission. In addition, Diamond has had contact with the U.S. Attorney’s office for the Northern District of California. We have cooperated with the government and expect to continue to do so. The amount of time needed to resolve these investigations is uncertain, and we cannot predict the outcome of these investigations or whether we will face additional government investigations, inquiries or other actions related to our accounting for payments to walnut growers or otherwise. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the ongoing governmental investigation and any future government inquiries, investigations or actions. These matters could require us to expend significant management time and incur significant legal and other expenses and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, which could have a material effect on our financial condition, business, results of operations and cash flow.

If these governmental authorities were to commence legal action, we could be required to pay significant penalties and could become subject to injunctions, a cease and desist order and other equitable remedies. We can provide no assurances as to the outcome of any governmental investigation.

Delayed filing of some of our periodic SEC reports, has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

Because we were unable to file some of our periodic reports with the SEC on a timely basis, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until November 2013. There can be no assurance that we will again be unable to timely file such reports in the future. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, our transaction costs would increase and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

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

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. In connection with the Audit Committee’s investigation of the accounting for certain payments to walnut growers, and the restatement of our fiscal 2010 and fiscal 2011 consolidated financial statements, we determined that we had material weaknesses in our control environment as of July 31, 2012, as follows:

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

Due to these material weaknesses, we have concluded that as of January 31, 2013, our disclosure controls and procedures were not effective. Until these control deficiencies are fully remediated, it may be more difficult for us to manage our business, our results of operations could be harmed, our ability to report results accurately and on time could be impaired, investors may lose faith in the reliability of our statements, and the price of our securities may be materially impacted. We cannot assure you whether, or when, the control deficiencies that are identified as material weaknesses will be fully remediated.

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

We process and package our products in several domestic and international facilities and also have co-manufacturing agreements and co-pack arrangements with third parties. A temporary or extended interruption in operations at any of our facilities, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages, raw material shortage or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to lose sales and write off inventory. Any prolonged disruption in the operations of our facilities would have a significant negative impact on our ability to manufacture and package our products on our own and may cause us to seek additional third-party arrangements, thereby increasing production costs. These third parties may not be as efficient as we are and may not have the capabilities to process and package some of our products, which could adversely affect sales or operating income. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products. Refer to Note 7 to the Notes to the Condensed Consolidated Financial Statements for further discussion on Diamond’s efforts to consolidate its manufacturing operations and close its facility in Fishers.

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

We require a substantial amount of energy and water to make our products. Transportation costs, including fuel and labor, also represent a significant portion of the cost of our products, because we use third party truck and rail companies to collect our raw materials and deliver our products to our distributors and customers. These costs fluctuate significantly over time due to factors that may be beyond our control, including increased fuel prices, adverse weather conditions or natural disasters, employee strikes and increased export and import restrictions. We may not be able to pass on increased costs of production or transportation to our customers. In addition, from time to time, transportation service providers have a backlog of shipping requests, which could impact our ability to ship products in a timely fashion. Increases in the cost of water, electricity, natural gas, fuel or labor and failure to ship products on time, could increase our costs of production and adversely affect our profitability.

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

We source walnuts primarily from growers with whom we have entered into walnut purchase agreements. To the extent contracted growers deliver less supply than we expected or we are unable to renew enough walnut purchase agreements or enter into such agreements with new growers in any particular year, we may not have sufficient walnut supply under contract to satisfy our business requirements, which could have an adverse effect on our sales and our results of operations. To obtain sufficient walnut supply, which represents a significant portion of our cost of goods sold, we may be required to purchase walnuts from third parties at substantially higher prices or forgo sales to some market segments, which would reduce our profitability. If we forgo sales to such market segments, we may lose customers and may not be able to replace them later. Given our fixed costs from our manufacturing facilities, if we have a lower supply of walnuts or other raw materials, our unit costs will increase and our gross margin will decline.

We make estimates of the price we will pay for walnuts to growers under contract starting in the first quarter of our fiscal year and, pursuant to our accounting policies, finalize the price to be paid to growers by the end of the fiscal year. The selling price to customers for walnuts fluctuates throughout the year depending on market forces. To the extent that we underestimate the price to be paid for walnuts and enter into contracts with our customers for products including walnuts at prices prevailing at the market at that time and based on walnut cost estimates that ultimately prove to be below the final price we determine to pay to growers, our business and results of operations could be harmed. Each year some of our walnut supply agreements are up for renewal, and competition among walnut handlers makes renewal with us uncertain. Disruption in our walnut supply and inability to secure walnuts cost effectively may adversely impact our business and our financial results.

Our potato chip products are dependent on suppliers providing us with an adequate supply of quality potatoes on a timely basis. The failure of our suppliers to meet our specifications, quality standards or delivery schedules could have an adverse effect on our potato chip operations. In particular, a sudden scarcity, substantial price increase, quality issues or unavailability of ingredients could adversely affect our operating results. There can be no assurance that alternative ingredients would be available when needed on commercially attractive terms, if at all. In addition, high commodity prices could lead to unexpected costs and price increases of our products which might dampen growth of consumer demand for our products. If we are unable to increase productivity to offset these increased costs or increase our prices, this could substantially harm our business and results of operations.

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

We depend on a few significant customers for a large proportion of our net sales. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 18%, 15% and 17% of our total net sales in fiscal 2012, 2011 and 2010 respectively. Sales to our second largest customer, Costco Wholesale Corporation, represented approximately 12%,

11% and 12% of our total net sales in fiscal 2012, 2011 and 2010, respectively. The success of our business is dependent on our ability to successfully manage relationships with these customers, or any other significant customer. Further, there is a continuing trend towards retail trade consolidation, which can create significant cost and margin pressure on our business. The loss of any major customers, or any other significant customer, or a material decrease in their purchases from us, could result in decreased sales and adversely impact our net income.

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

Unfavorable economic conditions may negatively affect our business and financial results. For example, instability in the global credit markets, including the recent European economic and financial turmoil, or federal funding cuts in the United States, may lead to slower growth or recession in European or United States markets where we sell our products. These economic conditions could negatively impact consumer demand for our products, the mix of our products’ sales, our ability to collect accounts receivable on a timely basis, the ability of suppliers to provide the materials required in our operations, and our ability to obtain financing or to otherwise access the capital markets. Additionally, unfavorable economic conditions could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. The occurrence of any of these risks could adversely affect our business, financial condition and results of operations.

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

We conduct a substantial amount of business with vendors and customers located outside the United States. During fiscal 2012, fiscal 2011 and fiscal 2010, sales outside the United States, primarily in the United Kingdom, Canada, South Korea, Japan, Germany, Netherlands, Turkey, China and Spain, accounted for approximately 23%, 30% and 19% of our net sales, respectively. Many factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:

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

A significant portion of our assets are goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a non-cash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. To the extent our market capitalization (increased by a reasonable control premium) results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill has occurred and to calculate an impairment loss. At January 31, 2012, the carrying value of goodwill and other intangible assets totaled approximately $845.6 million, compared to total assets of approximately $1,404.7 million and total shareholders’ equity of approximately $402.1 million. At January 31, 2013, the carrying value of goodwill and other intangible assets totaled approximately $839.2 million, compared to total assets of approximately $1,275.0 million and total shareholders’ equity of approximately $328.6 million.

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

A breach of any of the representations, warranties or affirmative and negative covenants contained in our credit facilities and outstanding senior notes, or other financing arrangements, including our inability to comply with the financial ratios required under any of those arrangements, could trigger events of default. As a result of the errors identified causing the restatement of our fiscal 2010 and fiscal 2011 consolidated financial statements, we were in default under our secured credit facility and other financing arrangements for failing to comply with certain representations and warranties and not complying with certain covenants, including delivering certain financial statements in a timely manner and maintaining specified financial ratios. These defaults were waived by the required lenders of the Secured Credit Facility on May 22, 2012. Additional events of default associated with the accounting classification of certain capital leases were waived on July 27, 2012 and August 23, 2012, by the required lenders of the Secured Credit Facility. If any further events of default occur and we are not able either to cure it or to obtain a waiver from the requisite lenders or noteholders, our lenders or noteholders may declare outstanding obligations, with accrued interest and fees, to be immediately due and payable. Such acceleration of our outstanding financial obligations could result in additional lenders or noteholders declaring other outstanding obligations to be immediately due and payable. In addition, upon any event of default, the administrative agent under our secured credit facility may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under the revolving credit facility and cease making further loans and could institute foreclosure proceedings against our pledged assets.

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

Additionally, under our secured credit facility we are required to have at least $20 million of cash, cash equivalents and revolving credit available at all times, beginning February 1, 2013. We believe we will have sufficient liquidity for the next twelve months to meet this covenant.

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

The trading price of our common stock is volatile and subject to fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our operating performance and the performance of other similar companies;

•	changes in our revenues, earnings, prospects, or in the recommendations of securities analysts;

•	publication of research reports about us or our industry;

•	speculation about the Company and its future in the press or investment community;

•	terrorist acts; and

•	general market conditions, including economic factors unrelated to our performance.

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

Oaktree Capital Management L.P. (“Oaktree”), which is one of our creditors and beneficially owns a significant equity position in Diamond through its warrant holdings, may have interests that diverge from our interests and the interests of our stockholders. In addition, so long as Oaktree maintains ownership of specified thresholds of its warrant and senior note holdings, it will have the right to nominate up to two members of our board of directors and will be entitled to certain information rights and a right to participate in future offerings of our equity securities. Oaktree is in the business of investing in companies and is not restricted from investing in our current or future competitors. Future events may give rise to a divergence of interests between Oaktree and us or our other security holders.

A substantial number of shares of our common stock may be issued upon exercise of a warrant issued to Oaktree, which could cause a decline in the market price of our common stock.

Oaktree is the holder of a warrant exercisable for an aggregate of approximately 4.4 million shares of our common stock, which became exercisable on March 1, 2013. As a result, the warrant remains outstanding, which dilute existing shareholders. The presence of these additional issuable shares of our common stock may have an adverse effect on the market price of our shares.

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

We have adopted a stockholder rights plan and will issue one preferred stock purchase right with each share of our common stock that we issue. Each right will entitle the holder to purchase one one-hundredth of a share of our Series A Junior Participating Preferred Stock. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $60.00 exercise price, shares of our common stock or of any company into which we are merged having a value of $120.00. The rights expire in March 2015 unless extended by our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to acquire us without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors regarding such acquisition. In connection with the sale and issuance of notes and warrant to Oaktree, we amended the stockholder rights plan to exclude such securities from triggering such rights plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following are details of repurchases of common stock during the three months ended January 31, 2013:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
Repurchases from November 1 - November 30, 2012	6,665	$65.20	—	$—
Repurchases from December 1 - December 31, 2012	919	$13.85	—	$—
Repurchases from January 1 - January 31, 2013	1,046	$14.20	—	$—

Total	8,630	$53.55	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

	Exhibit Title	Filed with this 10-Q	Incorporated by reference
Number			Form	File No.	Date Filed

10.01	David Colo Offer Letter		10-Q	000-51439	December 17, 2012

10.02	Description of Annual Incentive Program		8-K	000-51439	November 21, 2012

10.03	Separation and Clawback Agreement, dated November 19, 2012, between Diamond Foods, Inc. and Michael Mendes		8-K	000-51439	November 21, 2012

31.01	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL* 101.DEF*	XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document	X X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.

Date: March 11, 2013	By:	/s/ Michael Murphy
Michael Murphy
Interim Chief Financial Officer