Form 10-Q
period 2013-04-30
Diamond Foods Inc
filed 2013-06-10
CIK 1320947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Number of shares of common stock outstanding as of May 31, 2013: 22,251,710

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements, including statements about our future financial and operating performance and results, business strategy, liquidity, future commodity prices, supply of raw materials, our position in the walnut industry, enhancing internal controls and remediating material weaknesses. We have based these forward-looking statements on our assumptions, expectations and projections about future events only as of the date of this presentation, and we make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the SEC. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this report and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. Actual results may differ materially from what we currently expect because of many risks and uncertainties, including: risks relating to our leverage and its effect on our ability to respond to changes in our business, markets and industry; increase in the cost of our debt; ability to raise additional capital and possible dilutive impact of raising such capital; risks relating to litigation and regulatory proceedings; uncertainties relating to relations with growers; availability and cost of walnuts and other raw materials; increasing competition and possible loss of key customers; and general economic and capital markets conditions.

As used in this Quarterly Report, the terms “Diamond Foods,” “Diamond,” “Company,” “Registrant,” “we,” “us,” and “our” mean Diamond Foods, Inc. and its subsidiaries unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

(Unaudited)

	April 30,	July 31,	April 30,
	2013	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$7,225	$3,291	$7,592
Trade receivables, net	79,619	85,041	89,528
Inventories	150,695	165,708	200,937
Deferred income taxes	3,962	3,697	7,136
Prepaid income taxes	135	4,434	28,122
Prepaid expenses and other current assets	9,633	16,025	17,549

Total current assets	251,269	278,196	350,864
Restricted cash	—	6,386	6,382
Property, plant and equipment, net	138,420	146,944	159,985
Deferred income taxes	—	1,107	—
Goodwill	401,906	403,158	408,075
Other intangible assets, net	428,419	437,021	443,276
Other long-term assets	20,886	26,537	6,421

Total assets	$1,240,900	$1,299,349	$1,375,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,806	$5,449	$41,700
Warrant liability	37,585	46,821	—
Accounts payable and accrued liabilities	104,818	130,623	142,382
Payable to growers	51,799	33,716	106,708

Total current liabilities	200,008	216,609	290,790
Long-term obligations	579,202	599,598	557,115
Deferred income taxes	127,604	127,024	132,477
Other liabilities	24,825	31,324	28,117
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,630,288, 22,432,517 and 22,431,336 shares issued and 22,253,270, 22,114,241 and 22,115,538 shares outstanding at April 30, 2013, July 31, 2012, and April 30, 2012, respectively	22	22	22
Treasury stock, at cost: 377,018, 318,276 and 315,798 shares held at April 30, 2013, July 31, 2012, and April 30, 2012, respectively	(10,819)	(9,815)	(9,765)
Additional paid-in capital	330,871	327,984	325,913
Accumulated other comprehensive income	2,798	4,044	14,841
Retained earnings (deficit)	(13,611)	2,559	35,493

Total stockholders’ equity	309,261	324,794	366,504

Total liabilities and stockholders’ equity	$1,240,900	$1,299,349	$1,375,003

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
Net sales	$184,905	$207,685	$664,211	$757,429
Cost of sales	141,555	173,457	511,746	619,972

Gross profit	43,350	34,228	152,465	137,457
Operating expenses:
Selling, general and administrative	35,334	33,260	105,781	97,019
Advertising	8,023	7,200	29,362	31,554
Acquisition and integration related expenses	—	11,336	—	40,641
(Gain) loss on warrant liability	1,873	—	(9,236)	—

Total operating expenses	45,230	51,796	125,907	169,214

Income (loss) from operations	(1,880)	(17,568)	26,558	(31,757)
Interest expense, net	14,542	7,701	42,685	19,933

Loss before income taxes	(16,422)	(25,269)	(16,127)	(51,690)
Income taxes (benefit)	(840)	18,748	43	1,710

Net loss	$(15,582)	$(44,017)	$(16,170)	$(53,400)

Loss per share:
Basic	$(0.71)	$(2.02)	$(0.74)	$(2.46)
Diluted	$(0.71)	$(2.02)	$(1.08)	$(2.46)
Shares used to compute earnings (loss) per share:
Basic	21,819	21,752	21,774	21,676
Diluted	21,819	21,752	23,514	21,676
Dividends declared per share	$—	$—	$—	$0.090

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
Net loss	$(15,582)	$(44,017)	$(16,170)	$(53,400)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax[1]	(5,136)	7,781	(2,189)	(3,395)
Change in pension liabilities, net of tax[2]	—	—	943	—
Derivative reclassification adjustments, net of tax[3]	—	178	—	508

Other comprehensive income (loss)	(5,136)	7,959	(1,246)	(2,887)
Comprehensive loss	$(20,718)	$(36,058)	$(17,416)	$(56,287)

[1]

Net of tax expense of $0.2 million and net of tax benefit of $0.1 million for the three and nine months ended April 30, 2013, respectively. Net of tax benefit of $0 million and net of tax expense of $0 million for the three and nine months ended April 30, 2012, respectively.

[2]	Net of tax expense of $0 million for the nine months ended April 30, 2013.
[3]	Net of tax benefit of $0 million and net of tax expense of $0.1 million for the three and nine months ended April 30, 2012, respectively.

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,170)	$(53,400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,210	22,235
Deferred income taxes	1,703	13,293
Excess tax benefit from stock option transactions	(69)	7
Stock-based compensation	2,487	7,142
Gain on warrant liability	(9,236)	—
Debt issuance cost amortization	2,545	1,001
Payment-in-kind interest on debt	17,690	—
Gain on separation and clawback agreement	(3,153)	—
Write off of prepaid acquisition costs	—	4,516
Impairment of intangible asset	1,560	—
Other, net	1,190	1,563
Changes in assets and liabilities:
Trade receivables, net	5,118	8,747
Inventories	14,969	(47,403)
Prepaid expenses and other current assets and income taxes	4,007	(16,356)
Other assets	2,676	(1,029)
Accounts payable and accrued liabilities	(23,740)	14,782
Payable to growers	18,083	30,008
Other liabilities	(1,006)	(8,646)

Net cash provided by (used in) operating activities	43,864	(23,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,586)	(40,564)
Proceeds from sale of property, plant and equipment and other	1,242	1,251
Change in restricted cash	6,091	9,413
Other, net	137	168

Net cash provided by (used in) investing activities	884	(29,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) of revolving line of credit under the Secured Credit Facility, net	(28,300)	98,400
Payment of long-term debt and notes payable	(12,008)	(31,686)
Forbearance fees	—	(3,241)
Dividends paid	—	(1,983)
Excess tax benefit from stock option transactions	69	(7)
Purchase of treasury stock	(914)	(2,898)
Other, net	331	(738)

Net cash provided by (used in) financing activities	(40,822)	57,847

Effect of exchange rate changes on cash	8	(95)

Net increase (decrease) in cash and cash equivalents	3,934	4,480
Cash and cash equivalents:
Beginning of period	3,291	3,112

End of period	$7,225	$7,592

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$21,747	$14,498
Income taxes	(6,086)	8,167
Non-cash investing activity:
Accrued capital expenditures	233	1,240
Capital lease	—	6,441

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended April 30, 2013 and 2012

(In thousands, except share and per share information unless otherwise noted)

(Unaudited)

(1) Organization and Basis of Presentation

Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of nut varieties under the Emerald® brand. In 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market. In 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand® to Diamond’s existing portfolio. Diamond sells its products to global, national, regional and independent grocery, drug, and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels. Sales to the Company’s largest customer accounted for approximately 13.2% and 17.0% of total net sales for the three and nine months ended April 30, 2013, respectively, and 18.5% and 18.4% of total net sales for the three and nine months ended April 30, 2012, respectively. Sales to the Company’s second largest customer accounted for 12.3% and less than 10% of total net sales for the three and nine months ended April 30, 2013, respectively, and 14.5% and 11.3% of total net sales for the three and nine months ended April 30, 2012, respectively. No other customer accounted for 10% or more of our total net sales for those periods.

The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended July 31, 2012, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s Condensed Consolidated Financial Statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K. Operating results for the three and nine months ended April 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013.

Diamond reports its operating results on the basis of a fiscal year that starts August 1 and ends July 31. Diamond refers to the fiscal years ended July 31, 2010, 2011, 2012 and 2013, as “fiscal 2010,” “fiscal 2011,” “fiscal 2012” and “fiscal 2013.”

(2) Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update( “ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This guidance changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The Company transacts business in foreign currencies and has international sales denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward contracts, generally with maturities of twelve months or less, to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The Company does not use foreign currency forward contracts for speculative or trading purposes. On the date a foreign currency forward contract is entered into, the Company may designate the contract as a hedge, for a forecasted transaction, of the variability of cash flows to be received (“cash flow hedge”). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to anticipated transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Effective changes in derivative contracts designated and qualifying as cash flow hedges of forecasted revenue are reported in other comprehensive income. These gains and losses are reclassified into interest income or expense, in the same period as the hedged revenue is recognized. The Company includes time value in the assessment of effectiveness of the foreign currency derivatives. The ineffective portion of the hedge is recorded in interest expense or income. There were no foreign currency contracts outstanding as of April 30, 2013. No hedge ineffectiveness for foreign currency derivatives was recorded for the three and nine months ended April 30, 2013. The maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with forecasted foreign currency transactions is less than twelve months. Within the next twelve months, amounts expected to be reclassified from other comprehensive income to revenue for foreign currency derivatives are nil.

In July 2010, the Company entered into three interest rate swap agreements to mitigate the impact of London Interbank Offered Rate (“LIBOR”) based interest expense fluctuations on Company profitability. These swap agreements, with a total hedged notional amount of $100 million, were entered into to hedge future cash interest payments associated with a portion of the Company’s variable rate bank debt. The Company had designated these swaps as cash flow hedges of future cash flows associated with its variable rate debt. All effective changes in the fair value of the designated swaps are recorded in other comprehensive income (loss) and are released to interest income or expense on a monthly basis as the hedged debt payments are accrued. Ineffective changes, if any, are recognized in interest income or expense immediately. For the three and nine months ended April 30, 2012, the Company recognized other comprehensive income of $0.2 million and $0.4 million based on the change in fair value of the swap agreements and payments made; no hedge ineffectiveness for these swap agreements was recognized in interest income or expense over the same period. As of July 31, 2012, all swaps had matured.

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

In July 2012, the Company entered into an interest rate cap agreement to mitigate the impact of LIBOR-based interest expense fluctuations on Company profitability. This agreement has a total notional amount of $100 million and was entered into to mitigate the interest rate impact of the Company’s variable rate bank debt. The Company accounts for the interest rate cap as a non hedging derivative.

In February 2013, the Company purchased 164 corn call option commodity derivatives. This purchase is in accordance with Company policy to mitigate the market price risk associated with the anticipated raw material purchase requirements of the Company. This agreement had a total notional amount of approximately $0.3 million and was entered into to mitigate the market price risk of future corn purchases expected to be made by the Company. The Company accounts for commodity derivatives as non-hedging derivatives.

The fair values of the Company’s derivative instruments as of April 30, 2013, July 31, 2012 and April 30, 2012, were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:		4/30/13	7/31/12	4/30/12

Interest rate contracts	Accounts payable and accrued liabilities	$—	$—	$(180)

Total		$—	$—	$(180)

Derivatives not designated as hedging instruments under ASC 815:
Commodity contracts	Prepaid and other current assets	$320	$483	$—
Interest rate contracts	Other long-term assets	—	10	—
Warrants	Warrant liability	(37,585)	(46,821)	—

Total		$(37,265)	$(46,328)	$(180)

The effect of the Company’s derivative instruments on the Consolidated Statements of Operations for the three months ended April 30, 2013 and 2012, is summarized below:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	4/30/13	4/30/12		4/30/13	4/30/12		4/30/13	4/30/12
Interest rate contracts	$—	$(22)	Interest expense	$—	$(178)	Interest expense	$—	$—

Total	$—	$(22)		$—	$(178)		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		4/30/13	4/30/12
Commodity contracts	Selling, general and administrative	$(11)	$—
Interest rate contracts	Interest expense	(2)	—
Foreign currency contracts	Interest expense	—	—
Warrant	Loss on warrant liability	(1,873)	—

Total		$(1,886)	$—

The effect of the Company’s derivative instruments on the Consolidated Statements of Operations for the nine months ended April 30, 2013 and 2012, is summarized below:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	4/30/13	4/30/12		4/30/13	4/30/12		4/30/13	4/30/12
Interest rate contracts	$—	$(146)	Interest expense	$—	$(548)	Interest expense	$—	$—

Total	$—	$(146)		$—	$(548)		$—	$—

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		4/30/13	4/30/12
Commodity contracts	Selling, general and administrative	$(494)	$—
Interest rate contracts	Interest expense	(9)	—
Foreign currency contracts	Interest expense	—	(10)
Warrant	Gain on warrant liability	9,236	—

Total		$8,733	$(10)

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s derivative assets (liabilities) measured at fair value on a recurring basis were $0.3 million as of April 30, 2013, $0.5 million as of July 31, 2012, and ($0.2) million as of April 30, 2012. The Company has elected to use the income approach to value the derivative liabilities, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments.

The Company’s warrant liability measured at fair value on a recurring basis was $37.6 million as of April 30, 2013, $46.8 million as of July 31, 2012, and did not exist as of April 30, 2012. The Company has elected to use the income approach to value the warrant liability and uses the Black-Scholes option valuation model. This valuation approach is considered Level 3 due to the use of certain unobservable inputs. Inputs into the Black-Scholes model include: remaining term, stock price, strike price, maturity date, risk-free rate, and expected volatility. Expected volatilities were estimated based on a blend of implied volatility and the Company’s historical volatility. The significant Level 3 unobservable inputs used in the valuation are shown below:

	4/30/13	7/31/12	4/30/12
Expected volatility	46.42%	54.75%	N/A
Probability of Special Redemption	N/A	0.00%	N/A

In applying the valuation model, small increases or decreases in the expected volatility could result in a significantly higher or lower fair value measurement. Based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur. The Company recognized a loss for the three months ended April 30, 2013, and a gain for the nine months ended April 30, 2013, related to the warrant liability due to changes in the fair value of the warrant.

The following is a reconciliation of activity for the three months ended April 30, 2013, of liabilities measured at fair value based on Level 3 inputs:

Warrant Liability
	4/30/13	4/30/12
Beginning Balance - January 31	$(35,712)	$—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or (losses) (realized/unrealized)
Included in earnings	(1,873)	—
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending Balance - April 30	$(37,585)	$—

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

The following is a reconciliation of activity for the nine months ended April 30, 2013, of liabilities measured at fair value based on Level 3 inputs:

Warrant Liability
	4/30/13	4/30/12
Beginning Balance - July 31	$(46,821)	$—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or (losses) (realized/unrealized)
Included in earnings	9,236	—
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending Balance - April 30	$(37,585)	$—

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

Assets and Liabilities Disclosed at Fair Value

The following table presents the carrying value and fair value of our outstanding Oaktree debt:

	4/30/13		7/31/12		4/30/12
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Note	$116,120	$151,859	$103,295	$103,203	N/A	N/A
Redeemable Note	$87,428	$75,930	$81,686	$51,601	N/A	N/A

The fair value of the notes was estimated using a discounted cash flow approach. The discounted cash flow approach uses a risk adjusted yield to calculate the present value of the contractual cash flows of the notes. The fair value of the notes are classified as Level 3 within the fair value measurement hierarchy. The Company applies a fair value method for accounting for the paid-in-kind interest on the Oaktree debt. Under this method, the Company adjusts interest expense based on the fair value of the Oaktree debt. Accordingly, while interest expense recognition on the Oaktree debt could be at the contractual rate, the Company has and will account for the related interest expense based on the fair value of the Oaktree debt at every interest payment date and at the end of each reporting period.

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

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2013	2012	2013	2012
Average expected life, in years	5.50	6	5.50 - 6.06	6
Expected volatility	54.92% - 55.06%	53.53%	52.99% - 55.06%	48.41%
Risk-free interest rate	1.04% - 1.11%	1.19%	0.83% - 1.11%	1.20%
Dividend rate	0.00%	0.00%	0.00%	0.26%

The following table summarizes stock option activity during the nine months ended April 30, 2013:

	Number of Shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2012	2,079	$33.85
Granted	634	14.37
Exercised	(22)	15.03
Cancelled	(1,071)	32.42

Outstanding at April 30, 2013	1,620	27.42	6.4	$567

Exercisable at April 30, 2013	826	31.64	3.5	6

There were 30,000 and 634,414 stock options granted during the three and nine months ended April 30, 2013, respectively. The weighted average fair value per share of stock options granted during the three and nine months ended April 30, 2013, was $8.56 and $7.33, respectively. There were 40,000 and 311,053 stock options granted during the three and nine months ended April 30, 2012, respectively. The weighted average fair value per share of stock options granted during the three and nine months ended April 30, 2012, was $11.33 and $32.29, respectively. The fair value per share of stock options vested during the three and nine months ended April 30, 2013, was $16.44 and $18.86, respectively. The fair value per share of stock options vested during the three and nine months ended April 30, 2012, was $20.47 and $17.27, respectively. There were 22,064 stock options exercised during the three and nine months ended April 30, 2013. There were zero and 1,554 stock options exercised during the three and nine months ended April 30, 2012, respectively. The total intrinsic value of stock options exercised during the three and nine months ended April 30, 2013, was $0 million. The total intrinsic value of stock options exercised during the nine months ended April 30, 2012, was $0.1 million.

The following table summarizes nonvested stock option activity during the nine months ended April 30, 2013:

	Number of Shares (in thousands)	Weighted average grant date fair value per share
Nonvested at July 31, 2012	631	$23.00
Granted	634	7.33
Vested	(160)	18.86
Cancelled	(311)	24.69

Nonvested at April 30, 2013	794	10.65

As of April 30, 2013, approximately $7.0 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock and Restricted Stock Unit Awards: The following table summarizes restricted stock and restricted stock unit activity during the nine months ended April 30, 2013:

	Restricted Stock		Restricted Stock Units
	Number of Shares (in thousands)	Weighted average grant date fair value per share	Number of Shares (in thousands)	Weighted average grant date fair value per share
Outstanding at July 31, 2012	380	$38.18	13	$74.62
Granted	318	14.25	230	14.69
Vested	(141)	29.70	(2)	74.62
Cancelled	(145)	39.32	(12)	29.06

Outstanding at April 30, 2013	412	22.21	229	16.81

There were zero and 317,970 restricted stock awards granted during the three and nine months ended April 30, 2013, respectively. The weighted average fair value per share of restricted stock granted during the three and nine months ended April 30, 2013, was zero and $14.25, respectively. There were 83,639 and 132,380 restricted stock awards granted during the three and nine months ended April 30, 2012, respectively. The weighted average fair value per share of restricted stock granted during the three and nine months ended April 30, 2012, was $24.00 and $47.94, respectively. The weighted average fair value per share of restricted stock vested during the three and nine months ended April 30, 2013, was $26.38 and $29.70, respectively. The weighted average fair value per share of restricted stock vested during the three and nine months ended April 30, 2012, was $50.31 and $27.61, respectively. The total intrinsic value of restricted stock vested in the three and nine months ended April 30, 2013, was $0.8 million and $2.5 million, respectively. The total intrinsic value of restricted stock vested in the three and nine months ended April 30, 2012, was $0.2 million and $7.4 million, respectively.

As of April 30, 2013, $6.7 million of unrecognized compensation expense related to nonvested restricted stock is expected to be recognized over a weighted average period of 3.0 years, and $3.0 million of unrecognized compensation expense related to nonvested restricted stock units is expected to be recognized over a weighted average period of 3.7 years.

For the three and nine months ended April 30, 2013, stock-based compensation was $1.4 million and $2.4 million, respectively. For the three and nine months ended April 30, 2012, stock-based compensation was $2.3 million and $7.1 million, respectively.

(5) Earnings Per Share

ASC 260, “Earnings Per Share,” impacts the determination and reporting of earnings (loss) per share by requiring the inclusion of participating securities, which have the right to share in dividends, if declared, equally with common shareholders. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). ASC 260 also impacts the determination and reporting of earnings (loss) per share by requiring inclusion of the impact of changes in fair value of warrant liabilities, such as the Oaktree warrant liability described in Note 10 of these notes to condensed consolidated financial statements. Including these participating securities and changes in warrant liability in the Company’s earnings per share calculation has the effect of reducing earnings and increasing losses on both basic and diluted earnings (loss) per share.

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(15,582)	$(44,017)	$(16,170)	$(53,400)
Less: income allocated to participating securities	—	—	—	—

Income (loss) attributable to common shareholders - basic	(15,582)	(44,017)	(16,170)	(53,400)
Add: undistributed income attributable to participating securities	—	—	—	—
Less: income attributed to gain on warrant liability	—	—	(9,236)	—
Less: undistributed income reallocated to participating securities	—	—	—	—

Income (loss) attributable to common shareholders - diluted	$(15,582)	$(44,017)	$(25,406)	$(53,400)

Denominator:
Weighted average shares outstanding - basic	21,819	21,752	21,774	21,676
Dilutive shares - stock options and warrant	—	—	1,740	—

Weighted average shares outstanding - diluted	21,819	21,752	23,514	21,676

Income (loss) per share attributable to common shareholders (1):
Basic	$(0.71)	$(2.02)	$(0.74)	$(2.46)
Diluted	$(0.71)	$(2.02)	$(1.08)	$(2.46)

(1)	Computations may reflect rounding adjustments.

Because the Company was in a loss position for both the three and nine months ended April 30, 2013 and April 30, 2012, stock options and restricted stock units outstanding were excluded in the computation of diluted earnings (loss) per share because their effect would be antidilutive. Additionally, as the Company was in a loss position and the change in the fair value of the warrant liability resulted in a loss for the three months ended April 30, 2013, a numerator adjustment was not made to the diluted earnings (loss) per share calculation. The warrant liability did not exist as of April 30, 2012.

(6) Balance Sheet Items

Inventories consisted of the following:

	April 30,	July 31,	April 30,
	2013	2012	2012
Raw materials and supplies	$62,153	$63,684	$104,958
Work in process	33,066	33,495	24,329
Finished goods	55,476	68,529	71,650

Total	$150,695	$165,708	$200,937

In the three months ended April 30, 2013, the Company revised its estimate for certain expected commodity costs, which resulted in a pre-tax increase in cost of sales of approximately $1.0 million for sales recognized in the first six months of fiscal 2013.

Accounts payable and accrued liabilities consisted of the following:

	April 30,	July 31,	April 30,
	2013	2012	2012
Accounts payable	$64,332	$84,324	$87,753
Accrued promotions	19,377	21,927	27,724
Accrued salaries and benefits	12,726	13,872	12,772
Accrued taxes	4,114	4,952	3,331
Other	4,269	5,548	10,802

Total	$104,818	$130,623	$142,382

(1)	The current and long term portions of capital leases are reflected in accounts payable and accrued liabilities and Other liabilities, respectively, on the Consolidated Balance Sheets.

(7) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	April 30,	July 31,	April 30,
	2013	2012	2012
Land and improvements	$9,957	$9,638	$10,257
Buildings and improvements	52,335	51,556	42,550
Machinery, equipment and software	195,084	169,211	187,700
Construction in progress	1,951	26,236	55,633
Capital leases	11,747	11,790	12,320

Total	271,074	268,431	308,460
Less: accumulated depreciation	(129,404)	(119,830)	(146,819)
Less: accumulated amortization	(3,250)	(1,657)	(1,656)

Property, plant and equipment, net	$138,420	$146,944	$159,985

For the three and nine months ended April 30, 2013, depreciation expense was $7.1 million and $19.2 million, respectively. For the three and nine months ended April 30, 2012, depreciation expense was $5.3 million and $14.9 million, respectively.

(8) Fishers Facility Closure

On October 25, 2012, Diamond announced a plan to consolidate its manufacturing operations and to close its facility in Fishers, Indiana. Certain manufacturing equipment at Fishers has been relocated to Diamond’s facility in Stockton, California. During fiscal 2012, Diamond recorded asset impairment charges of $10.1 million associated with Fishers equipment that was not moved to the Stockton facility. The fair value of the equipment was determined by management utilizing a combination of price quotes and a discounted cash flow analysis. Within selling, general and administrative expenses, the Company recorded severance expense for the three and nine months ended April 31, 2013, of ($0.1) million and $1.2 million, respectively, related to Fishers employees. The Company has made payments of $0.8 million related to severance expense in the nine months ended April 30, 2013.

In the three and nine months ended April 30, 2013, the Company accelerated the remaining useful lives of leasehold and building improvement assets at the Fishers facility to correspond with the estimated cease use date, and recorded additional depreciation expense of $0.2 million and $0.9 million, respectively, within selling, general and administrative expenses. In the three months ended January 31, 2013, the Company also classified approximately $0.7 million of assets as held for sale. The Company sold these assets in the three months ended April 30, 2013 for a gain of $0.3 million.

The Company recorded an additional charge of $4.9 million, within selling, general and administrative expenses associated with the Fishers facility future lease obligations in the three months ended April 30, 2013 when the cease-use date occurred. This charge included an estimate of sublease rental income. The future cash lease and maintenance related payments made by the Company will reduce this liability. As of April 30, 2013, the exit of the Fishers facility is substantially complete.

(9) Intangible Assets and Goodwill

The changes in the carrying amount of goodwill are as follows:

	Snacks	Nuts	Total
Balance as of July 31, 2011			$409,735
Translation adjustments			(1,660)

Balance as of April 30, 2012			$408,075

Balance as of July 31, 2012			$403,158
Translation adjustments	(1,252)	—	(1,252)

Balance as of April 30, 2013	$329,271	$72,635	$401,906

Other intangible assets consisted of the following:

	April 30,	July 31,	April 30,
	2013	2012	2012
Brand intangibles (not subject to amortization)	$298,534	$298,952	$300,594
Intangible assets subject to amortization:
Customer contracts and related relationships	156,935	159,882	162,786

Total other intangible assets, gross	455,469	458,834	463,380

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(27,050)	(21,813)	(20,104)

Total other intangible assets, net	$428,419	$437,021	$443,276

Identifiable intangible asset amortization expense for the three and nine months ended April 30, 2013, was $2.0 million and $6.0 million, respectively, and for the three and nine months ended April 30, 2012, was $2.0 million and $6.0 million, respectively. Identifiable intangible asset amortization expense for each of the five succeeding years will amount to approximately $7.8 million and will approximate $2.0 million for the remainder of fiscal 2013. In the three months ended April 30, 2013, the Company recorded an intangible asset impairment charge of $1.6 million, within selling, general and administrative expenses, associated with customer contracts and related relationships. This impairment charge represents a write down of the total net book value of the intangible asset as of April 30, 2013, and is included within the Nuts reportable segment. This impairment charge was recognized as a result of management’s decision to cease production and shipment of products with the brand associated with these customer contracts and related relationships.

(10) Credit Facilities and Long-Term Obligations

In February 2010, Diamond entered into an agreement (the “Secured Credit Agreement”) with a syndicate of lenders for a five-year $600 million secured credit facility (the “Secured Credit Facility”). Diamond’s Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved Diamond’s request for a $35 million increase in the revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved Diamond’s request for a $50 million increase in the revolving credit facility to $285 million, under the same terms. In May 2012, the revolving credit facility was reduced from $285 million to $255 million as part of the Waiver and Third Amendment to the Secured Credit Facility (the “Third Amendment”), as described below. As of April 30, 2013, the revolving credit facility had $255 million in capacity, of which $154 million was outstanding. The capacity under the revolving credit facility is scheduled to decrease to $230 million effective July 31, 2013, and to $180 million effective January 31, 2014. In May 2012, Diamond made a $100 million pre-payment on the term loan facility as part of the Third Amendment. As of April 30, 2013, the term loan facility had $216 million in capacity, of which $216 million was outstanding. In addition, scheduled principal payments on the term loan facility are $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on February 25, 2015. For the three and nine months ended April 30, 2013, the blended interest rate for the Company’s consolidated borrowings, excluding the Oaktree debt, was 6.82% and 6.78%, respectively. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility.

The Secured Credit Facility provides for customary affirmative and negative covenants and cross default provisions that may be triggered if Diamond fails to comply with obligations under its other credit facilities or indebtedness. Beginning on October 31, 2013, the Company’s senior debt to consolidated EBITDA ratio (“Consolidated Senior Leverage Ratio”), as defined in the Third Amendment, will be limited to no more than 4.70 to 1.00 and the fixed charge coverage ratio to no less than 2.00 to 1.00. The Consolidated Senior Leverage Ratio covenant will decline each quarter, ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014.

In December 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $11.1 million was outstanding as of April 30, 2013. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan was used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account and were made available as expenditures were approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash was classified as non-current on the balance sheet. In December 2012, the remaining balance within the escrow account was released back to the lender and was used to pay down the outstanding loan balance. Also, as part of the paydown, the Company paid a 4% prepayment penalty, which was recorded in interest expense.

The Guaranteed Loan provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. The financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment.

In March 2012, Diamond reached an agreement with its lenders to forbear from seeking any remedies under the Secured Credit Facility with respect to specified existing and anticipated non-compliance with the Secured Credit Agreement, and to amend the Secured Credit Agreement. Under the amended Secured Credit Agreement, Diamond had continued access to its existing revolving credit facility through a forbearance period (initially through June 18, 2012) subject to Diamond’s compliance with the terms and conditions of the amended Secured Credit Agreement. During the forbearance period, the interest rate on borrowings increased. The amended Secured Credit Agreement required Diamond to suspend dividend payments to stockholders. In addition, Diamond paid a forbearance fee of 25 basis points to its lenders. The forbearance period concluded on May 29, 2012, when Diamond closed agreements to recapitalize its balance sheet with an investment by Oaktree.

The Oaktree investment initially consisted of $225 million of newly-issued senior notes and a warrant to purchase approximately 4.4 million shares of Diamond common stock. The senior notes will mature in 2020 and bear interest at 12% per year that may be paid-in-kind at Diamond’s option for the first two years. Oaktree’s warrant became exercisable at $10 per share on March 1, 2013.

The Oaktree agreements provided that, if Diamond secured a specified minimum supply of walnuts from the 2012 crop and achieved profitability targets for its nut businesses for the six month period ended January 31, 2013, the warrant would have been cancelled and Oaktree would have had the ability to exchange $75 million of the senior notes for convertible preferred stock of Diamond (the “Special Redemption”). The convertible preferred stock would have had an initial conversion price of $20.75, which represented a 3.5% discount to the closing price of Diamond common stock on April 25, 2012, the date that the Company entered into its commitment with Oaktree. The convertible preferred stock would have paid a 10% dividend that would be paid in-kind for the first two years. The warrant is accounted for as a derivative liability with gains or losses included in (gain) loss on warrant liability in the Company’s Statements of Operations. Based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur.

Pursuant to the Oaktree agreements, Diamond was permitted to prepay all (but not part) of the principal on the Oaktree notes at a 1% premium prior to May 29, 2013. Beginning on May 29, 2013, the applicable premium increased to 12% and would be applied to any prepayments of principal (including partial prepayments). This premium will reduce to 6% on May 29, 2016, 3% on May 29, 2017, and nil on May 29, 2018.

On May 22, 2012, Diamond entered into the Third Amendment, which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief until October 31, 2013. At that time, these covenants will become applicable at revised levels set forth in the Third Amendment (initially 4.70 to 1.00 for the Consolidated Senior Leverage Ratio, declining each quarter, ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014, and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio). The Third Amendment included a new covenant requiring that Diamond have at least $20 million of cash, cash equivalents and revolving credit availability at all times, beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments from $10 million to $0.9 million. The Third Amendment also amended the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over the LIBOR and the base rate at which loans under the Secured Credit Agreement bear interest). Under the Third Amendment, initially, Eurodollar rate loans bore interest at 5.50% plus the LIBOR for the applicable loan period, and base rate loans boreinterest at 450 basis points plus the highest of (i) the Federal Funds Rate plus 50 basis points, (ii) the Prime Rate, (iii) Eurodollar Rates plus 100 basis points. The LIBOR rate is subject to a LIBOR floor, initially 125 basis points. The Applicable Rate will decline, if and when Diamond achieves specified reductions in its Consolidated Senior Leverage Ratio, as defined in the Third Amendment. The Third Amendment also eliminated the requirement that proceeds of future equity issuances be applied to repay outstanding loans and waived certain covenants in connection with Diamond’s restatement of its consolidated financial statements.

The restatement of the Company’s condensed consolidated financial statements for the three and six months ending January 31, 2013, rendered the Company non-compliant with certain financial and reporting covenants, which non-compliance was waived.

(11) Retirement Plans

Diamond provides retiree medical benefits and has been a sponsor of two defined benefit pension plans. One of the defined benefit plans is a qualified plan covering all bargaining unit employees and the other is a nonqualified plan for one former salaried employee. During the quarter ended January 31, 2013, the nonqualified plan was terminated. The amounts shown for pension benefits are combined amounts for all plans. Diamond uses a July 31 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Any employee who joined the Company after January 15, 1999, is not entitled to retiree medical benefits.

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	April 30,		April 30,		April 30,		April 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$—	$25	$—	$73	$15	$15	$47	$46
Interest cost	221	328	684	992	16	26	47	78
Expected return on plan assets	(252)	(283)	(755)	(850)	—	—	—	—
Amortization of prior service cost	—	4	—	12	—	—	—	—
Amortization of net loss / (gain)	163	190	544	586	(178)	(192)	(534)	(578)
Settlement cost	—	—	519	—	—	—	—	—

Net periodic benefit cost / (income)	$132	$264	$992	$813	$(147)	$(151)	$(440)	$(454)

The Company recognized defined contribution plan expenses of $0.4 million and $1.5 million for the three and nine months ended April 30, 2013, respectively, and $0.4 million and $1.4 million for the three and nine months ended April 30, 2012, respectively. The Company expects to contribute a total of approximately $2.0 million to the defined contribution plan during fiscal 2013.

On November 19, 2012, Michael Mendes, our former chief executive officer, formally resigned from the Company. The Company and Mr. Mendes entered into a Separation and Clawback Agreement, pursuant to which Mr. Mendes agreed to deliver to the Company a cash payment of $2.7 million (“Cash Clawback”), representing the total value of his fiscal 2010 and fiscal 2011 bonuses, and 6,665 shares of Diamond common stock, representing the vested shares awarded to Mr. Mendes after fiscal 2010. The Cash Clawback was deducted from the amount Diamond owed to Mr. Mendes pursuant to the Diamond Foods Retirement Restoration Plan (“SERP”). Mr. Mendes and Diamond have determined that prior to giving effect to the Cash Clawback, the retirement benefit due to Mr. Mendes in a lump sum under the SERP was approximately $5.4 million. The SERP amount, subject to applicable withholding taxes and after giving effect to the Cash Clawback, was paid in early December 2012. Expenses associated with the payout are included in selling, general and administrative expenses, the returned shares were classified as treasury stock, and a credit to stock compensation expense was recorded.

(12) Commitments and Contingencies

In November 2011, December 2011 and June 2012, various putative shareholder class action and derivative complaints were filed in federal and state court against Diamond and certain current and former Diamond directors and officers.

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed acquisition of the Pringles business from The Procter & Gamble Company (“P&G”). On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On March 20, 2012, the court appointed a lead plaintiff, and on June 13, 2012, the court appointed legal counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our former outside auditor as defendants. The amended complaint purports to allege claims covering the period from October 5, 2010 through February 8, 2012, and seeks compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. On September 28, 2012, Diamond moved to dismiss the action. On November 30, 2012, the Court denied Diamond’s motion, allowing the matter to proceed with respect to Diamond and the former executive officers, and dismissed claims against Diamond’s former outside auditor with leave to amend. On December 21, 2012, Diamond and the former executive officers filed answers to the amended complaint. On May 6, 2013, the Court certified a class in the consolidated action.

In re Diamond Foods Inc., Shareholder Derivative Litigation

Beginning on November 14, 2011, three putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond Foods and naming certain executive officers and the members of the Company’s board of directors as individual defendants. On January 17, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Shareholder Derivative Litigation and appointed co-lead counsel. On February 16, 2012, plaintiffs filed their consolidated complaint, naming certain current and former executive officers and members of the Company’s board, and the Company’s former outside auditor, as individual defendants. The consolidated complaint arises from the same or similar alleged facts as alleged in the federal securities action and the federal derivative litigation (discussed in the next paragraph below), and purported to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and against the auditor for professional negligence and breach of contract. The suit seeks the recovery of unspecified damages allegedly sustained by Diamond, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, the recovery of plaintiff’s attorney’s fees and other relief. On August 20, 2012, Diamond filed a demurrer seeking to dismiss the action. On October 23, 2012, the court sustained the Company’s demurrer with leave to amend the complaint excluding the gross mismanagement claim, which the court sustained with prejudice. Following mediation efforts, an agreement in principle to settle all derivative claims on behalf of the Company was reached by plaintiffs and the current and former executive officers and members of the Company’s board. The agreement also seeks to resolve certain litigation demands by various shareholders of Diamond Foods, as well as the Astor BK Realty Trust v. Diamond Foods, Inc. action pending in the Court of Chancery for the State of Delaware pursuant to 8 Del. C. §220. On May 29, 2013, plaintiffs filed a motion for preliminary approval of the settlement. The settlement is subject to Court approval.

In re Diamond Foods, Inc., Derivative Litigation

Beginning on November 28, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming certain current and former executive officers and members of the Company’s board of directors as individual defendants. On February 16, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint on March 1, 2012, again naming certain current and former executive officers and members of the Company’s board of directors as individual defendants, and also adding the Company’s former outside auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010, and on or about September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement, and, against the Company’s auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. On April 16, 2012, Diamond moved to dismiss the action. On May 29, 2012, the court granted Diamond’s motion and dismissed the action with prejudice, based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ Section 14(a) claims. The court entered judgment in favor of Diamond the same day. On June 4, 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 29, 2012 order granting Diamond’s motion to dismiss. On October 12, 2012, the appellant filed its opening brief. Diamond filed its answering brief on November 27, 2012, and appellant filed its reply brief on December 28, 2012.

Astor BK Realty Trust v. Diamond Foods, Inc.

On February 22, 2012, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of Diamond’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. This action has been stayed by the agreement of the parties.

Governmental Proceedings

On December 14, 2011, Diamond received a formal order of investigation from the Division of Enforcement of the United States Securities and Exchange Commission (“SEC”). Diamond also has had contact with the U.S. Attorney’s office for the Northern District of California. We have cooperated with the government and expect to continue to do so.

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

(13) Segment Reporting

The Company’s chief operating decision maker (“CODM”) changed during the fourth quarter of fiscal 2012, and in the second quarter of fiscal 2013 there was a change in the information used by the CODM to make decisions about the allocation of resources and the assessment of performance. As a result, during the second quarter of fiscal 2013, the Company changed its operating and reportable segments. The Company previously had one operating segment and one reportable segment; it now aggregates its five operating segments into two reportable segments based on similarities between: economic characteristics, nature of the products, production process, type of customer, methods of distribution, and regulatory environment. The Company’s two reportable segments are Snacks and Nuts. The Snacks reportable segment predominately includes products sold under Kettle U.S., Kettle U.K. and Pop Secret. The Nuts reportable segment predominantly includes products sold under Emerald and Diamond of California.

The Company evaluates the performance of its segments based on net sales and gross profit. Gross profit is calculated as net sales less all cost of sales. The Company’s CODM does not receive or utilize asset information to evaluate performance of operating segments, so asset-related information has not been presented. The accounting policies of the Company’s segments are the same as those described in the summary of critical accounting policies set forth in “Management’s Discussion and Analysis of Results of Operations.”

The Company’s net sales and gross profit by segment for the three and nine months ended April 30, 2013 and 2012, were as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
Net sales
Snacks	$104,201	$102,546	$320,865	$311,804
Nuts	80,704	105,139	343,346	445,625

Total	$184,905	$207,685	$664,211	$757,429

Gross profit
Snacks	$36,684	$28,108	$109,812	$91,553
Nuts	6,666	6,120	42,653	45,904

Total	$43,350	$34,228	$152,465	$137,457

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Diamond Foods, Inc. (“Diamond,” the “Company,” or “we”) is an innovative packaged food company focused on building and energizing brands. We specialize in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, we complemented our heritage in the culinary nut market under the Diamond of California® brand by launching a line of nut varieties under the Emerald® brand. In 2008, we acquired the Pop Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market. In 2010, we acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand ® to our existing portfolio. We sell our products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels.

Our business is seasonal. Demand for nut products, particularly in-shell nuts and to a lesser extent culinary nuts, is highest during the months of October, November and December. In sourcing walnuts, we generally contract directly with growers for their walnut crop. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the year in accordance with our walnut purchase agreements with the growers. We typically receive in-shell pecans during the period from October to March, and shelled pecans throughout the fiscal year, and pay for them over those periods on receipt. As a result of this seasonality, our personnel and walnut and pecan inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California facility associated with the annual walnut harvest and seasonal in-shell and culinary product demand. Generally, we receive and pay for approximately 50% of the corn for popcorn in November and approximately 50% in April. We contract for potatoes and oil annually and receive and pay for supply throughout the year. Generally, demand for potato chips is highest in the months of June, July and August in the United States, and in the months of November and December in the United Kingdom. Accordingly, the working capital requirement of our popcorn and potato chip product lines is less seasonal than that of the tree nut product lines.

Results of Operations

The Company’s chief operating decision maker (“CODM”) changed during the fourth quarter of fiscal 2012 and in the second quarter of fiscal 2013 there was a change in the information used by the CODM to make decisions about the allocation of resources and the assessment of performance. As a result, during the second quarter of fiscal 2013, we changed our operating and reportable segments. We previously had one operating segment and one reportable segment; we now aggregate our operating segments into two reportable segments, which are Snacks and Nuts. The Snacks reportable segment predominately includes products sold under Kettle

U.S., Kettle U.K. and Pop Secret. The Nuts reportable segment predominantly includes products sold under Emerald and Diamond of California. The Company evaluates the performance of its segments based on net sales and gross margin for each of the segments. Gross profit is calculated as net sales less all cost of sales.

Our net sales and gross profit by segment for the periods identified below were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	April 30,		% Change from	April 30,		% Change from
	2013	2012	2012 to 2013	2013	2012	2012 to 2013
Net sales
Snacks	$104,201	$102,546	2%	$320,865	$311,804	3%
Nuts	80,704	105,139	-23%	343,346	445,625	-23%

Total	$184,905	$207,685	-11%	$664,211	$757,429	-12%

Gross profit
Snacks	$36,684	$28,108	31%	$109,812	$91,553	20%
Nuts	6,666	6,120	9%	42,653	45,904	-7%

Total	$43,350	$34,228	27%	$152,465	$137,457	11%

For the three and nine months ended April 30, 2013, Snacks segment net sales increased to $104.2 million and $320.9 million from $102.5 million and $311.8 million, respectively, primarily driven by an increase in net price realization in both periods, partially offset by a decrease in volume of 5.5% and 2.2%, for the three and nine months ended April 30, 2013, respectively.

For the three and nine months ended April 30, 2013, Nuts segment net sales decreased to $80.7 million and $343.3 million from $105.1 million and $445.6 million, respectively, primarily driven by decreases in volume of 40.3% and 33.6%, for the three and nine months ended April 30, 2013, respectively, partially offset by an increase in net price realization. The decline in volume was primarily driven by planned reductions in SKUs and promotional sales and lower walnut supply.

Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 13.2% and 17.0% of total net sales for the three and nine months ended April 30, 2013, respectively, and 18.5% and 18.4% of total net sales for the three and nine months ended April 30, 2012, respectively. Sales to our second largest customer, Costco Wholesale Corporation, represented 12.3% and less than 10% of total net sales for the three and nine months ended April 30, 2013, respectively, and approximately 14.5% and 11.3% of total net sales for the three and nine months ended April 30, 2012, respectively. No other customer accounted for 10% or more of our total net sales for those periods.

The impact of foreign exchange on our net sales for the three and nine months ended April 30, 2013 and 2012, was not significant.

Gross profit. Snacks segment gross profit as a percentage of net sales was 35.2% and 34.2% for the three and nine months ended April 30, 2013, respectively, and 27.4% and 29.4% for the three and nine months ended April 30, 2012, respectively. The increase in Snacks segment gross profit as a percentage of net sales for the three and nine months ended April 30, 2013, reflects an increase in net price realization and a reduction in unit processing costs based on cost reduction initiatives.

Nuts segment gross profit as a percentage of net sales was 8.3% and 12.4% for the three and nine months ended April 30, 2013, respectively, and 5.8% and 10.3% for the three and nine months ended April 30, 2012, respectively. The increase in Nuts segment gross profit as a percentage of net sales for the three and nine months ended April 30, 2013, reflects a focus on increasing net price realization, rationalization of lower performing SKUs, and our cost savings initiatives, offset in part by an increase in certain commodity costs.

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $35.3 million and $105.8 million for the three and nine months ended April 30, 2013, respectively, and $33.3 million and $97.0 million for the three and nine months ended April 30, 2012, respectively. Selling, general and administrative expenses as a percentage of net sales were 19.1% and 15.9% for the three and nine months ended April 30, 2013, respectively, and 16.0% and 12.8% for the three and nine months ended April 30, 2012, respectively. Selling, general and administrative expenses increased for the three months ended April 30, 2013, over the prior year period, primarily due to higher consulting services, offset in part by lower costs incurred in connection with the audit committee investigation as compared to prior year. Selling, general and administrative expenses increased for the nine months ended April 30, 2013, over the prior year period primarily due to higher consulting services and audit fees, offset in part by lower costs incurred in connection with the audit committee investigation and reversal of previously recorded stock compensation expenses associated with former executives as compared to prior year. The increases in expenses as a percentage of net sales were primarily due to decreases in net sales.

Advertising. Advertising expenses were $8.0 million and $29.4 million for the three and nine months ended April 30, 2013, respectively, and $7.2 million and $31.6 million for the three and nine months ended April 30, 2012, respectively. Advertising expenses as a percentage of net sales were 4.3% and 4.4% for the three and nine months ended April 30, 2013, respectively, and 3.5% and 4.2% for the three and nine months ended April 30, 2012, respectively. The increase in advertising expenses for the three months ended April 30, 2013, was primarily due to increased spending related to the continued support of Pop Secret and Kettle. The decrease in advertising expenses for the nine months ended April 30, 2013, was primarily due to a shift in timing of advertising programs to the fourth quarter of fiscal 2013.

Acquisition and integration related expenses. Acquisition and integration related expenses include items such as transaction related legal and consulting fees, as well as business and systems integration costs, which were primarily associated with the proposed Pringles merger. Acquisition and integration related expenses were nil for the three and nine months ended April 30, 2013, and $11.3 million and $40.6 million for the three and nine months ended April 30, 2012, respectively.

Gain or loss on warrant liability. (Gain) loss on warrant liability was $1.9 million and ($9.2) million for the three and nine months ended April 30, 2013, respectively, due to the change in the fair value of the warrant liability. There was no gain or loss for the three and nine months ended April 30, 2012, as the warrant was issued as part of the Oaktree Capital Management L.P. (“Oaktree”) transaction in the quarter ended July 31, 2012. For more information regarding the Oaktree transaction, please refer to “Liquidity and Capital Resources.”

Interest expense, net. Net interest expense was $14.5 million and $42.7 million for the three and nine months ended April 30, 2013, respectively, and $7.7 million and $19.9 million for the three and nine months ended April 30, 2012, respectively. The increases were primarily due to higher interest rates and the Oaktree debt. Additionally, under the Waiver and Third Amendment to our Secured Credit Facility, (“Third Amendment”) as described below, the interest rates applicable under the Secured Credit Agreement were increased. Please refer to “Liquidity and Capital Resources.”

Income taxes. We account for income taxes in accordance with ASC 740, “Income Taxes.” The effective tax rates for the three and nine months ended April 30, 2013, were approximately 5.1% and (0.3%), respectively. The difference between the effective tax rate and the statutory rate of 35%, in these periods, is primarily due to the valuation allowance which was provided to reduce United States and state deferred tax assets to amounts considered recoverable and United States and state deferred taxes from the Company’s long lived intangibles’ amortization. These tax expense impacts were offset by the benefits of income generated in the United Kingdom at lower tax rates and the release of liabilities for uncertain tax positions in the United States.

The tax provision for the nine months ended April 30, 2013, was calculated on a jurisdiction basis. The Company estimated the United Kingdom income tax provision using the effective income tax rate expected to be applicable for the full year. The Company estimated the United States income tax provision using the discrete method provided in ASC 740, as a reliable estimate of the United States annual effective tax rate could not be made, primarily due to the unpredictable trends existing within the Company’s selling, general and administrative balances and their impact on results from operations.

The effective tax rate for the three and nine months ended April 30, 2012, was approximately (74.2%) and (3.3%). During the nine months ended April 30, 2012, we concluded a tax ruling with the United Kingdom tax authorities. This resulted in a net tax benefit for the period of $5.6 million, attributable to the reversal of our unrecognized tax benefit related to this event.

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

Proposed Pringles Merger Terminated

In April 2011, Diamond entered into a definitive agreement with The Procter & Gamble Company (“P&G”) to merge P&G’s Pringles business into the Company; on February 15, 2012, Diamond and P&G mutually agreed to terminate this proposed merger. No “break-up” fee or other fees were paid to P&G in connection with the termination, which included a mutual release.

Liquidity and Capital Resources

Our liquidity is dependent upon funds generated from operations and external sources of financing.

Cash provided by operating activities was $43.9 million during the nine months ended April 30, 2013, compared to $23.5 million cash used in operating activities for the nine months ended April 30, 2012. The change from cash used in operating activities to cash provided by operating activities was primarily due to a decrease in net loss, decrease in inventory largely due to lower walnut supply, and a decrease in trade receivables due to lower sales. Additionally, certain non-cash reconciling items to net loss during the nine months ended April 30, 2013, did not occur in the nine months ended April 30, 2012, such as the gain on warrant and payment-in-kind interest on debt. Cash provided by investing activities was $0.9 million during the nine months ended April 30, 2013, compared to cash used in investing activities of $29.7 million for the nine months ended April 30, 2012. The lower cash used in investing activities was primarily due to the completion of our Beloit, Wisconsin plant expansion at the end of fiscal 2012. In addition, cash used by financing activities was $40.8 million during the nine months ended April 30, 2013, compared to $57.8 million cash provided by financing activities during the nine months ended April 30, 2012, primarily due to decreased borrowings under the revolving credit facility.

In February 2010, we entered into an agreement (the “Secured Credit Agreement”) with a syndicate of lenders for a five-year $600 million secured credit facility (the “Secured Credit Facility”). We used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations. Our Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved our request for a $35 million increase in our revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved our request for a $50 million increase in our revolving credit facility to $285 million, under the same terms. In May 2012, the revolving credit facility was reduced from $285 million to $255 million as part of the Third Amendment. As of April 30, 2013, the revolving credit facility had $255 million in capacity, of which $154 million was outstanding. The capacity under the revolving credit facility is scheduled to decrease to $230 million effective July 31, 2013, and to $180 million effective January 31, 2014. In May 2012, we made a $100 million pre-payment on the term loan facility as part of the Third Amendment. As of April 30, 2013, the term loan facility had $216 million in capacity, of which $216 million was outstanding. In addition, scheduled principal payments on the term loan facility are $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on February 25, 2015. Substantially all of our tangible and intangible assets are considered collateral security under the Secured Credit Facility.

The Secured Credit Facility provides for customary affirmative and negative covenants and cross default provisions that may be triggered, if we fail to comply with obligations under our other credit facilities or indebtedness. Beginning on October 31, 2013, our senior debt to consolidated EBITDA ratio (“Consolidated Senior Leverage Ratio”), as defined in the Third Amendment, will be limited to no more than 4.70 to 1.00 and our fixed charge coverage ratio to no less than 2.00 to 1.00. The Consolidated Senior Leverage Ratio covenant will decline each quarter, ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014.

In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $11.1 million was outstanding as of April 30, 2013. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan was used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account and were made available as expenditures were approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash was classified as non-current on the balance sheet. In December 2012, the remaining balance within the escrow account was released back to the lender and was used to pay down the outstanding loan balance. Also, as part of the paydown, we paid a 4% prepayment penalty, which was recorded in interest expense.

The Guaranteed Loan provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. The financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment, as described below.

In March 2012, we reached an agreement with our lenders to forbear from seeking any remedies under the Secured Credit Facility with respect to specified existing and anticipated non-compliance with the Secured Credit Agreement and to amend our credit agreement (“Second Amendment”). Under the amended credit agreement, we had continued access to our existing revolving credit facility through a forbearance period (initially through June 18, 2012) subject to our compliance with the terms and conditions of the amended credit agreement. During the forbearance period, the interest rate on borrowings increased. The amended Secured Credit Agreement required us to suspend dividend payments to stockholders. In addition, we paid a forbearance fee of 25 basis points to our lenders. The forbearance period concluded on May 29, 2012, when we closed agreements to recapitalize our balance sheet with an investment by Oaktree.

The Oaktree investment initially consisted of $225 million of newly-issued senior notes and a warrant to purchase approximately 4.4 million shares of Diamond common stock. The senior notes will mature in 2020 and bear interest at 12% per year that may be paid-in-kind at our option for the first two years. Oaktree’s warrant became exercisable at $10 per share on March 1, 2013.

The Oaktree agreements provided that, if we secured a specified minimum supply of walnuts from the 2012 crop and achieved profitability targets for our nut businesses for the six month period ended January 31, 2013, the warrant would have been cancelled and Oaktree would have had the ability to exchange $75 million of the senior notes for convertible preferred stock of Diamond (the “Special Redemption”). The convertible preferred stock would have had an initial conversion price of $20.75, which represented a 3.5% discount to the closing price of Diamond common stock on April 25, 2012, the date that we entered into our commitment with Oaktree. The convertible preferred stock would have paid a 10% dividend that would be paid in-kind for the first two years. The warrant is accounted for as a derivative liability with gains or losses included in (gain) loss on warrant liability in our Statements of Operations. Based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur.

Pursuant to the Oaktree agreements, we were permitted to prepay all (but not part) of the principal on the Oaktree notes at a 1% premium prior to May 29, 2013. Beginning on May 29, 2013, the applicable premium increased to 12% and would be applied to any prepayments of principal (including partial prepayments). This premium will reduce to 6% on May 29, 2016, 3% on May 29, 2017, and nil on May 29, 2018.

On May 22, 2012, we entered into the Third Amendment which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief until October 31, 2013. At that time, these covenants will become applicable at revised levels set forth in the Third Amendment (initially 4.70 to 1.00 for the Consolidated Senior Leverage Ratio declining each quarter, ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014, and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio for each fiscal quarter). The Third Amendment included a new covenant requiring that we have at least $20 million of cash, cash equivalents and revolving credit availability at all times, beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments on the term loan facility from $10 million to $0.9 million. The Third Amendment also amended the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over the LIBOR and the base rate at which loans under the Secured Credit Agreement bear interest). Under the Third Amendment, initially, Eurodollar rate loans bore interest at 5.50% plus the LIBOR for the applicable loan period, and base rate loans borer interest at 450 basis points plus the highest of (i) the Federal Funds Rate plus 50 basis points, (ii) the Prime Rate, (iii) Eurodollar Rates plus 100 basis points. The LIBOR rate is subject to a LIBOR floor, initially 125 basis points. The Applicable Rate will decline, if and when we achieve specified reductions in our Consolidated Senior Leverage Ratio, as defined in the Third Amendment. The Third Amendment also eliminated the requirement that proceeds of future equity issuances be applied to repay outstanding loans and waived certain covenants that we were non-compliant with in connection with our restatement of our consolidated financial statements.

The Secured Credit Facility and the Securities Purchase Agreement, dated as of May 22, 2012, by and between Diamond and OCM PF/FF Adamantine Holdings, Ltd. (the “Oaktree SPA”) provide for customary affirmative and negative covenants and cross default provisions that may be triggered, if we fail to comply with obligations under our other credit facilities or indebtedness. The Secured Credit Facility and the Oaktree SPA included a covenant that restricts the amount of other indebtedness (including capital leases and purchase money obligations for fixed or capital assets), to no more than $25 million. The accounting treatment for the seven-year equipment lease for our Salem, Oregon plant (the “Kettle US Lease”) and the five-year equipment lease for our Norfolk, UK plant (the “Kettle UK Lease”) caused us to be in default of the covenants limiting other indebtedness. These defaults were waived, with respect to the Kettle UK Lease on July 27, 2012 (“Fourth Amendment”), and with respect to the Kettle US Lease on August 23, 2012 (“Fifth Amendment”). Additionally, the Secured Credit Facility and the Oaktree SPA were each amended to allow the Company to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount will be reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Oaktree SPA.

Working capital and stockholders’ equity were $51.3 million and $309.3 million at April 30, 2013, compared to $61.6 million and $324.8 million at July 31, 2012, and $60.1 million and $366.5 million at April 30, 2012. The decrease in working capital between April 30, 2013 and April 30, 2012 was primarily due to decreases in inventory of $50.2 million, and prepaid income taxes of $28.0 million . In addition, the Company had a warrant liability under the Oaktree SPA of $37.6 million that did not exist as of April 30, 2012.

We believe our cash and cash equivalents, cash expected to be provided from our operations, and borrowings available under our Secured Credit Facility, will be sufficient to fund our contractual commitments, repay obligations as required and fund our operational requirements for at least the next 12 months.

The restatement of our condensed consolidated financial statements for the quarterly period ending January 31, 2013, rendered us non-compliant with certain financial and reporting covenants, which non-compliance was waived.

Contractual Obligations and Commitments

Contractual obligations and commitments at April 30, 2013, were as follows (in millions):

	Payments Due by Period
		Remainder	FY 2014	FY 2016
	Total	FY 2013	- FY 2015	- FY 2017	Thereafter
Revolving line of credit	$154.0	$—	$154.0	$—	$—
Long-term obligations	510.9	2.4	217.3	5.0	286.2
Interest on long-term obligations (a)	232.9	7.4	59.7	68.8	97.0
Capital leases	15.3	0.7	5.9	6.0	2.7
Operating leases	21.6	1.6	6.8	4.5	8.7
Purchase commitments (b)	80.4	20.9	59.5	—	—
Pension liability	25.7	1.6	1.4	1.5	21.2
Long-term deferred tax liabilities (c)	127.6	—	—	—	127.6
Other long-term liabilities (d)	7.1	0.6	2.2	1.7	2.6

Total	$1,175.5	$35.2	$506.8	$87.5	$546.0

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of April 30, 2013.
(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under walnut purchase agreements due to uncertainty of pricing and quantity.
(c)	Primarily relates to the intangible assets of Kettle Foods.
(d)	The liability for the Fishers facility closure has been included in the contractual obligations table. Please refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for further information regarding this liability. The liability for uncertain tax positions ($1.7 million at April 30, 2013, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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

Valuation of Long-lived and Intangible Assets and Goodwill. We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” Identifiable intangible assets with finite lives are amortized over their estimated useful lives of 20 years. Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, “Intangibles — Goodwill and Other,” or more often if there are indications of possible impairment. We perform our annual goodwill and intangible assets impairment tests as of June 30th each year.

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

For brand intangible assets not subject to amortization, we test for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing brand intangibles for impairment, we compare the fair value with the carrying value. The determination of fair value is based on a discounted cash flow analysis, using inputs such as forecasted future revenues attributable to the brand, assumed royalty rates and a risk-adjusted discount rate that approximates our estimated cost of capital. If the Company were to experience a decrease in forecasted future revenues attributable to the brands, this could indicate a potential impairment. If the carrying value exceeds the estimated fair value, the brand intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of the brand intangible asset. At June 30, 2012, the brand intangible assets had a carrying value that was approximately 13.3% less than the fair value of the brand intangible asset.

We perform our annual goodwill impairment test required by ASC 350 as of June 30th of each year. As a result of our segment reporting changes for the period ended January 31, 2013, goodwill impairment will now be tested at the reporting units, which are the same as our operating segments. The fair value of each reporting unit will generally be calculated using either the income approach, the market approach or a blend of both those approaches. Goodwill impairment is indicated if the book value of the reporting unit exceeds its fair value, in which case the goodwill is written down to its estimated fair value. Major assumptions applied in an income approach, using a discounted cash flow analysis, include (i) forecasted growth rates and (ii) forecasted profitability, both of which are estimated based on consideration of historical performance and management’s estimate of future performance, and (iii) discount rates that are used to calculate the present value of future cash flows, which rates are derived based on our estimated weighted average cost of capital. The major assumptions in the market approach include the selected multiples applied to certain operating statistics, such as revenues and income, as well as an estimated control premium. Considerable management judgment is necessary to evaluate the impact of operating changes and business initiatives in order to estimate future growth rates and profitability in order to estimate future cash flows and multiples. For example, a significant change in promotional strategy or a shortfall in contracted walnut supply would have a direct impact on revenue growth and operating costs, which would have a direct impact on the profitability of the reporting units. Future business results could significantly impact the evaluation of our goodwill which could have a material impact on the determination of whether a potential impairment existed, and the size of any such impairment. At April 30, 2013, the carrying value of goodwill and other intangible assets totaled approximately $830.3 million, compared to total assets of approximately $1,240.9 million and total shareholders’ equity of approximately $309.3 million. At April 30, 2012, the carrying value of goodwill and other intangible assets totaled approximately $851.4 million, compared to total assets of approximately $1,375.0 million and total shareholders’ equity of approximately $366.5 million. Goodwill was determined not to be impaired as of June 30, 2012.

We have indications of fair value for our reporting units as a result of the goodwill allocation process performed as part of our segment reporting changes for the period ended January 31, 2013. The indicated fair values substantially exceed the carrying values for all reporting units except Kettle US and Kettle UK. The fair value exceeded the carrying value by a margin of less than 10% for both Kettle US and Kettle UK. The indicated fair values were determined utilizing a blend of the income approach and the market approach.

We cannot guarantee that we will not record a material impairment charge in the future. Changes in our assumptions or estimates could materially affect the estimation of the fair value of a reporting unit and, therefore, could reduce the excess of fair value over the carrying value of a reporting unit entirely and could result in goodwill impairment. Events and conditions that could indicate impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, lack of product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over a period of time. For example, an expected decline in long term forecasted cash flow projections, such as net sales for a reporting unit, could indicate a fair value which is lower than carrying value. To the extent calculated fair values decline to a level lower than reporting unit carrying values, or if other indicators of potential impairment are present, we will be required to take further steps to determine if an impairment of goodwill has occurred and to calculate an impairment loss.

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

In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer, based upon their evaluation as of April 30, 2013, the end of the fiscal quarter covered in this report, concluded that due to material weaknesses in our control environment, walnut grower accounting, accounts payable and accrued expenses and non-routine transactions as described below, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in our internal control over financial reportingas of April 30, 2013 were:

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

•	Non-routine Transactions – Our controls over the evaluation and review of non-routine transactions were not effective in ensuring that diluted earnings per share was calculated correctly.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2013, except as described down below under the remediation efforts section, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.The material weaknesses related to control environment, walnut grower accounting, accounts payable and accrued expenses were identified in connection with the preparation and filing of Amendment No. 2 to our Annual Report on Form 10-K for the year ended July 31, 2011, and remained in our Annual Report on Form 10-K for the year ended July 31, 2012. The material weakness related to non-routine transactions was identified after the original filing of our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013. We have begun remediating these material weaknesses, as discussed below.

Remediation Efforts

We have developed certain remediation steps to address the material weaknesses discussed above, to reinforce a control environment that facilitates internal and external communications, and to improve our internal control over financial reporting. If not remediated, these control deficiencies could result in further material misstatements to our financial statements. The Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below, are essential to maintaining a strong internal control environment.

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

Non-routine Transactions

•

Continued evaluation and enhancement of internal technical accounting capabilities augmented by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and reviewed by management.

•

Develop and implement technical accounting training, led by appropriate technical accounting experts, to enhance awareness and understanding of standards and principles related to relevant complex technical accounting topics.

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

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from P&G. On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On March 20, 2012, the court appointed a lead plaintiff, and on June 13, 2012, the court appointed lead counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our former outside auditor as defendants. The amended complaint purports to allege claims covering the period from October 5, 2010 through February 8, 2012, and seeks compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. On September 28, 2012, Diamond moved to dismiss the action. On November 30, 2012, the Court denied Diamond’s action, allowing the matter to proceed with respect to Diamond and the former executive officers, and dismissed claims against Diamond’s former outside auditor with leave to amend. On December 21, 2012, Diamond and the former executive officers filed answers to the amended complaint. On May 6, 2013, the Court certified a class in the consolidated action.

In re Diamond Foods Inc., Shareholder Derivative Litigation

Beginning on November 14, 2011, three putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond Foods and naming certain executive officers and the members of our board of directors as individual defendants. On January 17, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Shareholder Derivative Litigation and appointed co-lead counsel. On February 16, 2012, plaintiffs filed their consolidated complaint, naming certain current and former executive officers and members of our board, and our former outside auditor, as individual defendants. The consolidated complaint arises from the same or similar alleged facts as alleged in the federal securities action and the federal derivative litigation (discussed in the next paragraph below), and purported to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and against the auditor for professional negligence and breach of contract. The suit seeks the recovery of unspecified damages allegedly sustained by Diamond, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, the recovery of plaintiff’s attorney’s fees and other relief. On August 20, 2012, Diamond filed a demurrer seeking to dismiss the action. On October 23, 2012, the court sustained Diamond’s demurrer with leave to amend the complaint excluding the gross mismanagement claim, which the court sustained with prejudice. Following mediation efforts, an agreement in principle to settle all derivative claims on behalf of the Company was reached by plaintiffs and the current and former executive officers and members of the Company’s board. The agreement also seeks to resolve certain litigation demands by various shareholders of Diamond Foods, as well as the Astor BK Realty Trust v. Diamond Foods, Inc. action pending in the Court of Chancery for the State of Delaware pursuant to 8 Del. C. §220. On May 29, 2013, plaintiffs filed a motion for preliminary approval of the settlement. The settlement is subject to Court approval.

In re Diamond Foods, Inc., Derivative Litigation

Beginning on November 28, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming certain current and former executive officers and members of our board of directors as individual defendants. On February 16, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint on March 1, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants, and also adding our former outside auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010, and on or about September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and, against our auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. On April 16, 2012, Diamond moved to dismiss the action. On May 29, 2012, the court granted Diamond’s motion and dismissed the action with prejudice, based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ Section 14(a) claims. The court entered judgment in favor of Diamond the same day. On June 4, 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 29, 2012 order granting Diamond’s motion to dismiss. On October 12, 2012, the appellant filed its opening brief. Diamond filed its answering brief on November 27, 2012, and appellant filed its reply brief on December 28, 2012.

Astor BK Realty Trust v. Diamond Foods, Inc.

On February 22, 2012, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of Diamond’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. This action has been stayed by the agreement of the parties.

Governmental Proceedings

On December 14, 2011, Diamond received a formal order of investigation from the Division of Enforcement of the United States Securities and Exchange Commission (“SEC”). We have also had contact with the U.S. Attorney’s office for the Northern District of California. We have cooperated with the government and expect to continue to do so.

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

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from The Procter & Gamble Company (“P&G”). On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On March 20, 2012, the court appointed a lead plaintiff, and on June 13, 2012, the court appointed lead counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our former outside auditor as defendants. The amended complaint purports to allege claims covering the period from October 5, 2010 through

February 8, 2012 and seeks compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. On September 28, 2012, Diamond moved to dismiss the action. On November 30, 2012, the Court denied Diamond’s motion, allowing the matter to proceed with respect to Diamond and the former executive officers, and dismissed claims against Diamond’s former outside auditor with leave to amend. On December 21, 2012, Diamond and the former executive officers filed answers to the amended complaint. On May 6, 2013, the Court certified a class in the consolidated action.

Beginning on November 14, 2011, three putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond Foods and naming certain executive officers and the members of our board of directors as individual defendants. On January 17, 2012, the court consolidated these actions as In re Diamond Foods, Inc. Shareholder Derivative Litigation and appointed co-lead counsel. On February 16, 2012, plaintiffs filed their consolidated complaint, naming certain current and former executive officers and members of our board, and our former outside auditor, as individual defendants. The consolidated complaint arises from the same or similar alleged facts as alleged in the federal securities action and the federal derivative litigation (discussed in the next paragraph below), and purported to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and against the auditor for professional negligence and breach of contract. The suit seeks the recovery of unspecified damages allegedly sustained by Diamond, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, the recovery of plaintiff’s attorney’s fees and other relief. On August 20, 2012, Diamond filed a demurrer seeking to dismiss the action. On October 23, 2012, the Court sustained the Company’s demurrer with leave to amend the complaint excluding the gross mismanagement claim, which the Court sustained with prejudice. Following mediation efforts, an agreement in principle to settle all derivative claims on behalf of the Company was reached by plaintiffs and the current and former executive officers and members of the Company’s board. The agreement also seeks to resolve certain litigation demands by various shareholders of Diamond Foods, as well as the Astor BK Realty Trust v. Diamond Foods, Inc. action pending in the Court of Chancery for the State of Delaware pursuant to 8 Del. C. §220. On May 29, 2013, plaintiffs filed a motion for preliminary approval of the settlement. The settlement is subject to Court approval.

Beginning on November 28, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming certain current and former executive officers and members of our board of directors as individual defendants. On February 16, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint on March 1, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants, and also adding our former outside auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010 and on or about September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and, against our auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. On April 16, 2012, Diamond moved to dismiss the action. On May 29, 2012, the court granted Diamond’s motion and dismissed the action with prejudice, based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ Section 14(a) claims. The court entered judgment in favor of Diamond the same day. On June 4, 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 29, 2012 order granting Diamond’s motion to dismiss. On October 12, 2012, the appellant filed its opening brief. Diamond filed its answering brief on November 27, 2012, and appellant filed its reply brief on December 28, 2012.

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

On December 14, 2011, Diamond received a formal order of investigation from the Division of Enforcement of the United States Securities and Exchange Commission. In addition, Diamond has had contact with the U.S. Attorney’s office for the Northern District of California. We have cooperated with the government and expect to continue to do so. The amount of time needed to resolve these investigations is uncertain, and we cannot predict the outcome of these investigations or whether we will face additional government investigations, inquiries or other actions related to our accounting for payments to walnut growers or otherwise. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the ongoing governmental investigation and any future government inquiries, investigations or actions. These matters could require us to expend significant management time and incur significant legal and other expenses and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, which could have a material effect on our financial condition, business, results of operations and cash flow.

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

Because we were unable to file some of our periodic reports with the SEC on a timely basis, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until November 2013. There can be no assurance that we will be eligible to use Form S-3 in November 2013, as we may again be late filing such reports in the future. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, our transaction costs would increase and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

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

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. We have the following material weaknesses in our internal control over financial reporting as of April 30, 2013:

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

In connection with the restatement of our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013, we have determined that we have an additional material weakness in our control environment as of January 31, 2013, as follows:

•	Non-routine Transactions – Our controls over the evaluation and review of non-routine transactions were not effective in ensuring that diluted earnings per share was calculated correctly.

Due to these material weaknesses, we have concluded that as of April 30, 2013, our disclosure controls and procedures were not effective. Until these control deficiencies are fully remediated, it may be more difficult for us to manage our business, our results of operations could be harmed, our ability to report results accurately and on time could be impaired, investors may lose faith in the reliability of our statements, and the price of our securities may be materially impacted. We cannot assure you whether, or when, the control deficiencies that are identified as material weaknesses will be fully remediated.

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

We process and package our products in several domestic and international facilities and also have co-manufacturing agreements and co-pack arrangements with third parties. A temporary or extended interruption in operations at any of our facilities, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages, raw material shortage or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to lose sales and write off inventory. Any prolonged disruption in the operations of our facilities would have a significant negative impact on our ability to manufacture and package our products on our own and may cause us to seek additional third-party arrangements, thereby increasing production costs. These third parties may not be as efficient as we are and may not have the capabilities to process and package some of our products, which could adversely affect sales or operating income. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products. Refer to Note 8 to the Notes to Condensed Consolidated Financial Statements for further discussion on our consolidation of its manufacturing operations and the closure of our facility in Fishers.

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

A significant portion of our assets are goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a non-cash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. To the extent our market capitalization (increased by a reasonable control premium) results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill has occurred and to calculate an impairment loss. At April 30, 2013, the carrying value of goodwill and other intangible assets totaled approximately $830.3 million, compared to total assets of approximately $1,240.9 million and total shareholders’ equity of approximately $309.3 million. At April 30, 2012, the carrying value of goodwill and other intangible assets totaled approximately $851.4 million, compared to total assets of approximately $1,375.0 million and total shareholders’ equity of approximately $366.5 million.

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

A breach of any of the representations, warranties or affirmative and negative covenants contained in our credit facilities and outstanding senior notes, or other financing arrangements, including our inability to comply with the financial ratios required under any of those arrangements, could trigger events of default. As a result of the errors identified causing the restatement of our fiscal 2010 and fiscal 2011 consolidated financial statements, we were in default under our secured credit facility and other financing arrangements for failing to comply with certain representations and warranties and not complying with certain covenants, including delivering certain financial statements in a timely manner and maintaining specified financial ratios. These defaults were waived by the required lenders of the Secured Credit Facility on May 22, 2012. Additional events of default associated with the accounting classification of certain capital leases were waived on July 27, 2012, August 23, 2012 and June 10, 2013 by the required lenders of the Secured Credit Facility. If any further events of default occur and we are not able either to cure it or to obtain a waiver from the requisite lenders or noteholders, our lenders or noteholders may declare outstanding obligations, with accrued interest and fees, to be immediately due and payable. Such acceleration of our outstanding financial obligations could result in additional lenders or noteholders declaring other outstanding obligations to be immediately due and payable. In addition, upon any event of default, the administrative agent under our secured credit facility may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under the revolving credit facility and cease making further loans and could institute foreclosure proceedings against our pledged assets.

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

Under our Secured Credit Facility we are required to have at least $20 million of cash, cash equivalents and revolving credit available at all times, beginning February 1, 2013. As of April 30, 2013, the revolving credit facility had $255 million in capacity, of which $154 million was outstanding. The capacity under the revolving credit facility is scheduled to decrease to $230 million effective July 31, 2013, and to $180 million effective January 31, 2014. We believe we will have sufficient liquidity for at least the next twelve months to meet this covenant. Additionally, beginning on October 31, 2013, the Company’s Consolidated Senior Leverage Ratio, as defined in the Third Amendment to the Secured Credit Facility, will be limited to no more than 4.70 to 1.00 and the fixed charge coverage ratio to no less than 2.00 to 1.00. The Consolidated Senior Leverage Ratio, as defined in the Third Amendment, will decline each quarter, ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014. A breach of any of these covenants could result in an event of default, which could harm our liquidity and financial condition.

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

Oaktree is the holder of a warrant exercisable for an aggregate of approximately 4.4 million shares of our common stock, which became exercisable on March 1, 2013. As a result, the warrant remains outstanding, which may dilute existing shareholders. The presence of these additional issuable shares of our common stock may have an adverse effect on the market price of our shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following are details of repurchases of common stock during the three months ended April 30, 2013:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
Repurchases from February 1 - February 28, 2013	17,165	$15.35	—	$—
Repurchases from March 1 - March 31, 2013	1,552	$16.78	—	$—
Repurchases from April 1 - April 30, 2013	220	$15.57	—	$—

Total	18,937	$15.47	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

Number	Exhibit Title	Filed with this 10-Q	Incorporated by reference
			Form	File No.	Date Filed

10.01	Raymond Silcock Offer Letter, dated June 7, 2013	X

31.01	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.

Date: June 10, 2013	By:	/s/ Michael Murphy
Michael Murphy
Interim Chief Financial Officer