Form 10-Q/A
period 2013-01-31
Diamond Foods Inc
filed 2013-06-11
CIK 1320947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013 for the purpose of restating our interim condensed consolidated financial statements to correct diluted earnings (loss) per share for the three and six months ended January 31, 2013, and to revise our disclosure on our controls and procedures as of January 31, 2013. Please refer to Note 5 of the Notes to the interim Condensed Consolidated Financial Statements in Item 1 and Controls and Procedures in Item 4.

Subsequent to the issuance of the interim condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, we determined that we incorrectly reported our diluted earnings (loss) per share for the three and six months ended January 31, 2013. Specifically, the calculation of diluted earnings (loss) per share for those periods did not reflect the dilutive impact of the change in fair value of the Oaktree Capital Management, L.P. warrant liability (“warrant liability”). In accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” when calculating diluted earnings (loss) per share, the gain attributable to the warrant liability should be reflected as an adjustment to the income available to common stockholders and the assumed exercise of the warrant liability should be an adjustment to the weighted average shares outstanding. These adjustments for gain or loss attributable to the warrant liability are required when the effect of the adjustment is dilutive. The three and six month periods ended January 31, 2013, are the only periods affected by this error, because they were the only periods in which the impact of the Oaktree warrant was dilutive. For the three months ended January 31, 2013, diluted earnings (loss) per share decreased by $0.80, from earnings of $0.43 per share to a loss of $0.37 per share. For the six months ended January 31, 2013, diluted earnings (loss) per share decreased by $0.47, from a loss of $0.03 per share to a loss of $0.50 per share. There were no other corrections to our interim condensed consolidated financial statements for the three and six month periods ended January 31, 2013. For further information related to the restatement see Note 5 of the Notes to the interim Condensed Consolidated Financial Statements.

As a result of the error, we have reassessed our disclosure controls and procedures as of January 31, 2013, and have concluded that there was a previously identified significant deficiency in our controls in place over non-routine transactions that constituted a material weakness in our disclosure controls and procedures and internal control over financial reporting. For a description of the material weakness in our internal control over financial reporting and our plan to remediate the material weakness, see Part II – Item 4 Controls and Procedures.

This Form 10-Q/A (Amendment No. 1) only includes the following items affected by the restatement and updated consideration of disclosure controls and procedures:

•	Part I – Item 1. – Financial Statements

•	Part I – Item 4. – Controls and Procedures

•	Part II – Item 1A. – Risk Factors

•	Part II – Item 6. – Exhibits

Part II, Item 6. has been amended to contain currently dated certifications by our Chief Executive Officer and Interim Chief Financial Officer.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A (Amendment No. 1) (“Form 10-Q/A”) includes forward-looking statements, including statements about our future financial and operating performance and results, business strategy, plant closure plans, liquidity, future commodity prices, supply of raw materials, our position in the walnut industry, enhancing internal controls and remediating material weaknesses. We have based these forward-looking statements on our assumptions, expectations and projections about future events only as of the date of this presentation, and we make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the SEC. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this report and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. Actual results may differ materially from what we currently expect because of many risks and uncertainties, including: risks relating to our leverage and its effect on our ability to respond to changes in our business, markets and industry; increase in the cost of our debt; ability to raise additional capital and possible dilutive impact of raising such capital; risks relating to litigation and regulatory proceedings; uncertainties relating to relations with growers; availability and cost of walnuts and other raw materials; increasing competition and possible loss of key customers; and general economic and capital markets conditions.

As used in this Form 10-Q/A, the terms “Diamond Foods,” “Diamond,” “Company,” “Registrant,” “we,” “us,” and “our” mean Diamond Foods, Inc. and its subsidiaries unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

(Unaudited)

	January 31,	July 31,	January 31,
	2013	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,583	$3,291	$1,333
Trade receivables, net	67,934	85,041	93,782
Inventories	182,143	165,708	220,611
Deferred income taxes	4,102	3,697	14,010
Prepaid income taxes	550	4,434	31,758
Prepaid expenses and other current assets	16,728	16,025	22,203

Total current assets	276,040	278,196	383,697
Restricted cash	—	6,386	6,377
Property, plant and equipment, net	138,073	146,944	157,303
Deferred income taxes	—	1,107	5,915
Goodwill	404,791	403,158	403,903
Other intangible assets, net	434,401	437,021	441,669
Other long-term assets	21,670	26,537	5,864

Total assets	$1,274,975	$1,299,349	$1,404,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,805	$5,449	$41,700
Warrant liability	35,712	46,821	—
Accounts payable and accrued liabilities	102,737	130,623	147,472
Payable to growers	97,974	33,716	141,059

Total current liabilities	242,228	216,609	330,231
Long-term obligations	552,555	599,598	516,749
Deferred income taxes	127,883	127,024	125,945
Other liabilities	23,732	31,324	29,673
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,613,169, 22,432,517 and 22,366,572 shares issued and 22,255,088, 22,114,241 and 22,054,141 shares outstanding at January 31, 2013, July 31, 2012, and January 31, 2012, respectively	22	22	22
Treasury stock, at cost: 358,081, 318,276 and 312,431 shares held at January 31, 2013, July 31, 2012, and January 31, 2012, respectively	(10,525)	(9,815)	(9,687)
Additional paid-in capital	329,175	327,984	325,402
Accumulated other comprehensive income	7,934	4,044	6,882
Retained earnings	1,971	2,559	79,511

Total stockholders’ equity	328,577	324,794	402,130

Total liabilities and stockholders’ equity	$1,274,975	$1,299,349	$1,404,728

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013		2013
	As Restated		As Restated
	See Note 5	2012	See Note 5	2012
Net sales	$220,844	$262,351	$479,306	$549,744
Cost of sales	170,275	220,429	370,191	446,515

Gross profit	50,569	41,922	109,115	103,229
Operating expenses:
Selling, general and administrative	32,266	34,304	70,447	63,759
Advertising	12,294	11,638	21,339	24,354
Acquisition and integration related expenses	—	12,091	—	29,305
Gain on warrant liability	(18,625)	—	(11,109)	—

Total operating expenses	25,935	58,033	80,677	117,418

Income (loss) from operations	24,634	(16,111)	28,438	(14,189)
Interest expense, net	14,231	6,471	28,143	12,232

Income (loss) before income taxes	10,403	(22,582)	295	(26,421)
Income taxes (benefit)	262	(2,398)	883	(17,038)

Net income (loss)	$10,141	$(20,184)	$(588)	$(9,383)

Earnings (loss) per share:
Basic	$0.46	$(0.93)	$(0.03)	$(0.43)
Diluted	$(0.37)	$(0.93)	$(0.50)	$(0.43)
Shares used to compute earnings (loss) per share:
Basic	21,781	21,724	21,703	21,684
Diluted	23,215	21,724	23,508	21,684
Dividends declared per share	$—	$0.045	$—	$0.090

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Net income (loss)	$10,141	$(20,184)	$(588)	$(9,383)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax[1]	(4,698)	5,650	2,947	11,187
Change in pension liabilities, net of tax[2]	943	—	943	—
Derivative reclassification adjustments, net of tax[3]	—	(122)	—	(331)

Other comprehensive income (loss)	(3,755)	5,528	3,890	10,856
Comprehensive income (loss)	$6,386	$(14,656)	$3,302	$1,473

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

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(588)	$(9,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,138	13,659
Deferred income taxes	1,209	(5,154)
Excess tax benefit from stock option transactions	(69)	(1,774)
Stock-based compensation	1,122	4,851
Gain on warrant liability	(11,109)	—
Debt issuance cost amortization	1,414	874
Payment-in-kind interest on debt	11,256	—
Gain on separation and clawback agreement	(3,153)	—
Other, net	975	(286)
Changes in assets and liabilities:
Trade receivables, net	17,479	4,493
Inventories	(16,383)	(67,077)
Prepaid expenses and other current assets and income taxes	3,916	(22,927)
Other assets	3,277	134
Accounts payable and accrued liabilities	(27,353)	18,933
Payable to growers	64,258	64,359
Other liabilities	(2,663)	(7,810)

Net cash provided by (used in) operating activities	59,726	(7,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,499)	(28,814)
Proceeds from sale of property, plant and equipment and other	112	1,238
Change in restricted cash	6,091	9,418

Net cash provided by (used in) investing activities	1,704	(18,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) of revolving line of credit under the Secured Credit Facility, net	(49,551)	47,600
Payment of long-term debt and notes payable	(9,136)	(20,852)
Dividends paid	—	(1,983)
Excess tax benefit from stock option transactions	69	1,774
Purchase of treasury stock	(621)	(2,820)
Other, net	(866)	(335)

Net cash provided by (used in) financing activities	(60,105)	23,384

Effect of exchange rate changes on cash	(33)	103

Net increase (decrease) in cash and cash equivalents	1,292	(1,779)
Cash and cash equivalents:
Beginning of period	3,291	3,112

End of period	$4,583	$1,333

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$14,026	$12,142
Income taxes	(5,612)	8,167
Non-cash investing activity:
Accrued capital expenditures	764	3,713
Capital lease	—	6,441

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

The accompanying condensed consolidated financial statements of Diamond have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The accompanying condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended July 31, 2012 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s Condensed Consolidated Financial Statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K. Operating results for the three and six months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013.

Certain prior period cash flow statement amounts have been reclassified to conform to the current period presentation; there was no impact to the total amounts for cash flows from operating, investing, and financing activities. Additionally, the statement of cash flows has been corrected to record the gross cash flow presentation of $6.1 million of changes in restricted cash and payment of long term debt and notes payable related to amounts held in escrow that were released back to the lender during the six months ended January 31, 2013. The net increase in cash and cash equivalents for the six months ended remains unchanged.

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

In applying the valuation model, small increases or decreases in the expected volatility would result in a significantly higher or lower fair value measurement. In addition, increases in the probability of the Special Redemption, as described in Note 10 of the Notes to the Condensed Consolidated Financial Statements, would result in lower fair value measurements. Based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur. During the three and six months ended January 31, 2013, the gain associated with the decreased value of the warrant liability was largely due to a decrease in the Company’s stock price.

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

(5) Earnings Per Share (Restatement)

ASC 260, “Earnings Per Share,” impacts the determination and reporting of earnings (loss) per share by requiring the inclusion of participating securities, which have the right to share in dividends, if declared, equally with common shareholders. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). ASC 260 also impacts the determination and reporting of earnings (loss) per share by requiring inclusion of the impact of changes in fair value of warrant liabilities, such as the Oaktree warrant liability described in Note 10 of these notes to the interim condensed consolidated financial statements. Including these participating securities and changes in warrant liability in the Company’s earnings per share calculation has the effect of reducing earnings and increasing losses on the basic and diluted earnings (loss) per share.

Subsequent to the issuance of the interim condensed consolidated financial statements for the three and six months ended January 31, 2013, the Company determined that the calculation of diluted earnings (loss) per share did not reflect the dilutive impact of the change in fair value in the Oaktree Capital Management, L.P. warrant liability. In accordance with ASC 260, when calculating diluted earnings (loss) per share, the gain on the warrant liability should have been reflected as an adjustment to the income available to common stockholders and the assumed exercise of the Oaktree warrant should be an adjustment to the weighted average shares outstanding. These adjustments for the gain or loss attributable to the Oaktree warrant are required when the effect of the adjustment would be dilutive. The three and six month periods ended January 31, 2013 were the only periods affected by this error, as they were the only periods in which the impact of the changes in warrant liability and warrant shares was dilutive. For the three months ended January 31, 2013, diluted earnings (loss) per share decreased by $0.80, from a profit of $0.43 per share to a loss of $0.37 per share. For the six months ended January 31, 2013, diluted earnings (loss) per share decreased by $0.47, from a loss of $0.03 per share to a loss of $0.50 per share. The effects of the restatement on the diluted earnings per share calculation for the three and six months ended January 31, 2013 are summarized in the following table:

	As Previously Reported		Adjustment		As Restated		As Reported
	Three Months Ended January 31, 2013	Six Months Ended January 31, 2013	Three Months Ended January 31, 2013	Six Months Ended January 31, 2013	Three Months Ended January 31, 2013	Six Months Ended January 31, 2013	Three Months Ended January 31, 2012	Six Months Ended January 31, 2012
Numerator:
Net income (loss)	$10,141	$(588)	$—	$—	$10,141	$(588)	$(20,184)	$(9,383)
Less: income allocated to participating securities	(173)	—	(2)	—	(175)	—	—	—

Income (loss) attributable to common shareholders - basic	9,968	(588)	(2)	—	9,966	(588)	(20,184)	(9,383)
Add: undistributed income attributable to participating securities	175	—	—	—	175	—	—	—
Less: income attributed to gain on warrant liability	—	—	(18,625)	(11,109)	(18,625)	(11,109)	—	—
Less: undistributed income reallocated to participating securities	(165)	—	165	—	—	—	—	—

Income (loss) attributable to common shareholders - diluted	$9,978	$(588)	$(18,462)	$(11,109)	$(8,484)	$(11,697)	$(20,184)	$(9,383)

Denominator:
Weighted average shares outstanding - basic	21,781	21,703	—	—	21,781	21,703	21,724	21,684
Dilutive shares - stock options and warrant	1,361	—	73	1,805	1,434	1,805	—	—

Weighted average shares outstanding - diluted	23,142	21,703	73	1,805	23,215	23,508	21,724	21,684

Income (loss) per share attributable to common shareholders (1):
Basic	$0.46	$(0.03)	$—	—	$0.46	$(0.03)	$(0.93)	$(0.43)
Diluted	$0.43	$(0.03)	$(0.80)	$(0.47)	$(0.37)	$(0.50)	$(0.93)	$(0.43)

(1)	Computations may reflect rounding adjustments.

After adjusting for the dilutive impact of the fair value change in warrant liability, the Company was in a loss position for the three months and six months ended January 31, 2013, and therefore, stock options and restricted stock units outstanding were excluded in the computation of diluted earnings per share.

(6) Balance Sheet Items

Inventories consisted of the following:

	January 31,	July 31,	January 31,
	2013	2012	2012
Raw materials and supplies	$97,147	$63,684	$123,856
Work in process	26,439	33,495	25,539
Finished goods	58,557	68,529	71,216

Total	$182,143	$165,708	$220,611

Accounts payable and accrued liabilities consisted of the following:

	January 31,	July 31,	January 31,
	2013	2012	2012
Accounts payable	$58,355	$84,324	$92,559
Accrued promotions	21,302	21,927	34,226
Accrued salaries and benefits	13,290	13,872	11,297
Accrued taxes	4,435	4,952	2,817
Other	5,355	5,548	6,573	(1)

Total	$102,737	$130,623	$147,472

(1)	The current and long term portions of capital leases are reflected in Accounts payable and accrued liabilities and Other liabilities, respectively, on the Consolidated Balance Sheets.

(7) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	January 31,	July 31,	January 31,
	2013	2012	2012
Land and improvements	$10,090	$9,638	$10,083
Buildings and improvements	53,535	51,556	39,507
Machinery, equipment and software	184,479	169,211	167,988
Construction in progress	5,718	26,236	51,115
Capital leases	11,846	11,790	11,816

Total	265,668	268,431	280,509
Less: accumulated depreciation	(124,898)	(119,830)	(122,571)
Less: accumulated amortization	(2,697)	(1,657)	(635)

Property, plant and equipment, net	$138,073	$146,944	$157,303

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

(9) Intangible Assets and Goodwill

The changes in the carrying amount of goodwill are as follows:

	Snacks	Nuts	Total
Balance as of July 31, 2011			$409,735
Translation adjustments			(5,832)

Balance as of January 31, 2012			$403,903

Balance as of July 31, 2012			$403,158
Translation adjustments	1,633	—	1,633

Balance as of January 31, 2013	$332,156	$72,635	$404,791

Other intangible assets consisted of the following:

	January 31,	July 31,	January 31,
	2013	2012	2012
Brand intangibles (not subject to amortization)	$299,497	$298,952	$299,201
Intangible assets subject to amortization:
Customer contracts and related relationships	160,821	159,882	160,560

Total other intangible assets, gross	460,318	458,834	459,761

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(25,917)	(21,813)	(18,092)

Total other intangible assets, net	$434,401	$437,021	$441,669

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

The restatement of the Company’s interim condensed consolidated financial statements for the quarterly period ending January 31, 2013 rendered the Company non-compliant with certain financial and reporting covenants, which non-compliance was waived.

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

The Company’s net sales and gross profit by segment for the three and six months ended January 31, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Net sales
Snacks	$105,421	$98,356	$216,664	$209,258
Nuts	115,423	163,995	262,642	340,486

Total	$220,844	$262,351	$479,306	$549,744

Gross profit
Snacks	$34,836	$28,448	$73,129	$63,445
Nuts	15,733	13,474	35,986	39,784

Total	$50,569	$41,922	$109,115	$103,229

Item 4. Controls and Procedures

We are required to establish and maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to the Company is accumulated and communicated to our principal officers to allow timely decisions regarding required disclosures.

In conjunction with the close of each fiscal quarter, we conduct a review and evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Interim Chief Financial Officer, based upon their evaluation as of January 31, 2013, the end of the fiscal quarter covered in this report, concluded that due to material weaknesses in our control environment, walnut grower accounting and accounts payable and accrued expenses as described below, our disclosure controls and procedures were not effective. In connection with the restatement of our interim condensed consolidated financial statements for the three and six month periods ended January 31, 2013 described in Note 5 of our Notes to the interim Condensed Consolidated Financial Statements, our Chief Executive Officer and Interim Chief Financial Officer re-evaluated our disclosure controls and procedures as of January 31, 2013. As a result of the error, we have reassessed our disclosure controls and procedures as of January 31, 2013, and have concluded that there was a previously identified significant deficiency in our controls in place over non-routine transactions that constituted a material weakness in our disclosure controls and procedures and internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in our internal control over financial reporting as of January 31, 2013 were:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2013, except as described below under the remediation efforts section, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weaknesses related to control environment, walnut grower accounting, accounts payable and accrued expenses were identified in connection with the preparation and filing of Amendment No. 2 to our Annual Report on Form 10-K for the year ended July 31, 2011 and remained in our Annual Report on Form 10-K for the year ended July 31, 2012. The material weakness related to non-routine transactions was identified after the original filing of our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013.

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

Non-routine Transactions

•

Continued evaluation and enhancement of internal technical accounting capabilities augmented by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and to be reviewed by management.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

An investment in our common stock involves various material risks. You should carefully consider all of the information contained or incorporated by reference in this Quarterly Report on Form 10-Q/A and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended July 31, 2012, before deciding to invest in our common stock. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In that event, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition, results of operations and cash flows.

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

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. We have the following material weaknesses in our internal control over financial reporting as of January 31, 2013:

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

In connection with the restatement of our interim condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013 we have determined that we have an additional material weakness in our control environment as of January 31, 2013, as follows:

•	Non-routine Transactions – Our controls over the evaluation and review of non-routine transactions were not effective in ensuring that diluted earnings per share was calculated correctly.

Due to these material weaknesses, we have concluded that as of January 31, 2013, our disclosure controls and procedures were not effective. Until these control deficiencies are fully remediated, it may be more difficult for us to manage our business, our results of operations could be harmed, our ability to report results accurately and on time could be impaired, investors may lose faith in the reliability of our statements, and the price of our securities may be materially impacted. We cannot assure you whether, or when, the control deficiencies that are identified as material weaknesses will be remediated.

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

We process and package our products in several domestic and international facilities and also have co-manufacturing agreements and co-pack arrangements with third parties. A temporary or extended interruption in operations at any of our facilities, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages, raw material shortage or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to lose sales and write off inventory. Any prolonged disruption in the operations of our facilities would have a significant negative impact on our ability to manufacture and package our products on our own and may cause us to seek additional third-party arrangements, thereby increasing production costs. These third parties may not be as efficient as we are and may not have the capabilities to process and package some of our products, which could adversely affect sales or operating income. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products. Refer to Note 8 to the Notes to the interim Condensed Consolidated Financial Statements for further discussion on our consolidation of its manufacturing operations and the closure of our facility in Fishers.

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

A breach of any of the representations, warranties or affirmative and negative covenants contained in our credit facilities and outstanding senior notes, or other financing arrangements, including our inability to comply with the financial ratios required under any of those arrangements, could trigger events of default. As a result of the errors identified causing the restatement of our fiscal 2010 and fiscal 2011 consolidated financial statements, we were in default under our secured credit facility and other financing arrangements for failing to comply with certain representations and warranties and not complying with certain covenants, including delivering certain financial statements in a timely manner and maintaining specified financial ratios. These defaults were waived by the required lenders of the Secured Credit Facility on May 22, 2012. Additional events of default associated with the accounting classification of certain capital leases were waived on July 27, 2012, August 23, 2012, and June 10, 2013 by the required lenders of the Secured Credit Facility. If any further events of default occur and we are not able either to cure it or to obtain a waiver from the requisite lenders or noteholders, our lenders or noteholders may declare outstanding obligations, with accrued interest and fees, to be immediately due and payable. Such acceleration of our outstanding financial obligations could result in additional lenders or noteholders declaring other outstanding obligations to be immediately due and payable. In addition, upon any event of default, the administrative agent under our secured credit facility may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under the revolving credit facility and cease making further loans and could institute foreclosure proceedings against our pledged assets.

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

Item 6. Exhibits

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with this 10-Q	Incorporated by reference
Number	Exhibit Title		Form	File No.	Date Filed

10.01	David Colo Offer Letter, dated November 21, 2012		10-Q	000-51439	December 17, 2012

10.02	Description of Annual Incentive Program		8-K	000-51439	November 21, 2012

10.03	Separation and Clawback Agreement, dated November 19, 2012, between Diamond Foods, Inc. and Michael Mendes		8-K	000-51439	November 21, 2012

31.01	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.

Date: June 10, 2013	By:	/s/ Michael Murphy
Michael Murphy
Interim Chief Financial Officer