Form 10-K
period 2013-07-31
Diamond Foods Inc
filed 2013-10-09
CIK 1320947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of January 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $298,279,640 based on the closing sale price as reported on the NASDAQ Stock Market. As of September 30, 2013, there were 22,338,588 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2013 Annual Report on Form 10-K includes forward-looking statements, including statements about our future financial and operating performance and results, business strategy, commodity prices, obtaining necessary approvals of the proposed settlement of securities class action litigation, liquidity position and sufficiency, brand portfolio and performance, availability of raw materials, our position in the walnut industry, enhancing internal controls and remediating material weaknesses. These forward-looking statements are based on our assumptions, expectations and projections about future events only as of the date of this report, and we make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the SEC. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this report and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. Actual results may differ materially from what we currently expect because of many risks and uncertainties, such as: our leverage, which may make it more difficult for us to respond to changes in our business, markets and industry; possible increased borrowing costs; potential difficulties raising additional capital if needed, and the potential dilutive impact of any such equity capital raising; uncertainty and expense related to litigation and regulatory proceedings; obtaining required approvals of the settlement of the securities class action litigation; potential difficulties in signing up growers to new walnut purchase agreements; uncertain availability and cost of walnuts and other raw materials; increasing competition and possible loss of key customers; and general economic and capital markets conditions.

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

We are an innovative packaged food company focused on building and energizing brands. We specialize in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, we complemented our strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In 2008, we acquired the Pop Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market. In 2010, we acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, adding the complementary premium Kettle Brand® to our existing portfolio.

During the second quarter of fiscal 2013, we changed our operating and reportable segments. We previously had one operating and reportable segment; we now aggregate our operating segments into two reportable segments, Snacks and Nuts. For financial reporting purposes prior year information has been presented based on the new segment reporting structure.

•

Snacks. We sell snack products under Kettle Brand® and Pop Secret® brands. In 2008, we expanded our snack product line with the acquisition of the Pop Secret microwave popcorn from General Mills, Inc. Microwave popcorn products are offered in a variety of traditional flavors, as well as a “better-for-you” product offering featuring 100-calorie packs. In March 2010, we complemented our snack portfolio with the acquisition of Kettle Foods, a leading premium potato chip company. Kettle Foods products are offered in a variety of flavors and sizes. Our snack products are typically available in grocery store snack, natural and produce aisles, mass merchandisers, club stores, convenience stores, drug stores, natural food stores and other places where snacks are sold.

•

Nuts. We sell nut products under the Emerald® brand, and Diamond of California® brand in grocery store baking aisles and produce aisles and through mass merchandisers and club stores. Culinary nuts are marketed to individuals who prepare meals or baked goods at home and who value fresh, high-quality products. We also sell in-shell nuts under the Diamond of California® brand, primarily during the winter holiday season. Our non-retail nut business includes international markets and North American ingredient customers. We market ingredient nuts internationally under the Diamond of California® brand to food processors, restaurants, bakeries and food service companies and their suppliers. Diamond’s institutional and industrial customers use our standard or customer-specified products to add flavor and texture in their product offerings. We also sell in-shell nuts to international markets. Emerald products include roasted, glazed and flavored nuts, trail mixes, granola, dried fruit and similar offerings that are sold where snack nuts and convenient breakfast items are sold.

We evaluate the performance of our segments based on net sales and gross profit for each of the segments. Gross profit is calculated as net sales less all cost of sales. Our fiscal 2013, 2012 and 2011 net sales and gross profit were as follows (in millions):

	Year ended July 31,
	2013	2012	2011
Net sales
Snacks	$437,955	$425,175	$403,701
Nuts	426,057	556,243	562,987

Total	$864,012	$981,418	$966,688

Gross profit
Snacks	$152,133	$128,122	$131,807
Nuts	53,390	51,599	84,672

Total	$205,523	$179,721	$216,479

We sell our products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels. Sales to Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), accounted for approximately 16%, 18%, and 15% of our net sales for fiscal 2013, 2012 and 2011, respectively. Sales to Costco Wholesale Corporation accounted for 9%, 12%, and 11% of our net sales for fiscal 2013, 2012 and 2011, respectively. No other single customer accounted for more than 10% of our net sales for fiscal 2013, 2012 or 2011.

Marketing

We believe that our marketing efforts are fundamental to the success of our business. Advertising expenses were $41.5 million in fiscal 2013, $37.9 million in fiscal 2012 and $45.0 million in fiscal 2011. We develop advertising campaigns featuring our multiple brands, focusing on building brand awareness and attracting consumers to our offerings.

Our consumer-targeted marketing campaigns may include television, print and digital advertisements, coupons, co-marketing arrangements with complementary consumer product companies and cooperative advertising with select retail customers. Our television advertising airs on national network, cable channels and digital media. We design and provide point-of-purchase displays for use by our retail customers. These displays help to merchandize our products in a consistent, eye-catching manner and make our products available for sale in multiple locations in a store, which increases impulse purchase opportunities. Our public relations and event sponsorship efforts are an important component of our overall marketing and brand awareness strategy. We offer samples and support active lifestyle consumers by sponsoring events such as running events. Promotional activities associated with our ingredient/food service products include attending regional and national trade shows, and customer-specific marketing efforts.

Sales and Distribution

In North America, we sell our consumer products through our sales force directly to large national grocery, mass merchandiser, club, convenience stores and drug store chains. Our sales department also oversees our broker and distributor network. Our distributor network carries Kettle Brand® potato chips to grocery, convenience and natural food stores in various parts of the United States and Canada. In the United Kingdom, we sell our potato chip products through our sales personnel directly to national grocery, co-op and impulse store chains.

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

Product Development and Production

A cross-functional team leads this process from idea generation through commercialization. Our team utilizes outside partners to bring additional expertise as well as resources to the front end of this development process. Once new products have been identified an internal, cross-functional commercialization team manages the process from inception to large-scale production and is responsible for consistently delivering high-quality products to market. We process and package most of our nut products at the Stockton, California facility; our popcorn products are primarily processed and packaged in the Van Buren, Indiana facility under a third-party co-pack arrangement; and our potato chips are processed and packaged at Salem, Oregon, Beloit, Wisconsin and Norwich, England facilities. Periodically, we may use third parties to process and package a portion of our products when warranted by demand and specific technical requirements.

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

Raw Materials and Supplies

We obtain our raw materials from domestic and international sources. We currently obtain a majority of our walnuts from growers located in California who have entered into supply contracts with us. We also purchase walnuts from time to time from other growers and walnut processors on the open market. We purchase other nuts from domestic and international processors on the open market. For example, during fiscal 2013, all of the walnuts, peanuts and almonds we obtained were grown in the United States, most of our supply of hazelnuts came from the United States, and our supply of pecans were sourced from the United States and Mexico. With respect to nut types sourced primarily from abroad, we import Brazil nuts from the Amazon Basin, cashew nuts from India, Africa, Brazil and Southeast Asia, macadamia nuts from Australia and South Africa, and pine nuts from China and Turkey. The popcorn we source comes from our primary third party co-packer in the United States, with additional sourcing capabilities, if needed, from Argentina. We obtain potatoes from the United States and the United Kingdom, with additional sourcing capabilities, if needed, from Europe.

The availability and cost of walnut raw materials are subject to supply contract renewals, crop size, quality, yield fluctuations and changes in governmental regulation, as well as other factors. We purchase all other supplies used in our business from third parties. Those supplies include, for example, roasting oils, seasonings, plastic containers, flexible packaging, labels and other packaging materials. We believe that each of these supplies is available from multiple sources and that our business is not materially dependent upon any individual supplier relationship.

Trademarks and Patents

We market and sell our products primarily under the Diamond®, Emerald®, Pop Secret® and Kettle Brand® brands, each of which are protected with trademark registration with the U.S. Patent and Trademark Office, as well as in various other jurisdictions. Our agreement with Blue Diamond Growers limits our use of the Diamond ®brand in connection with our marketing of snack nut products, but preserves our exclusive use of our Diamond brand for all culinary and in-shell nut products. We also own two U.S. patents related to nut processing methods, a number of U.S. patents acquired from General Mills related to popcorn pouches, flavoring and microwave technologies and patents acquired through the acquisition of Kettle Foods related to the manufacturing of chips and tortillas. While these patents, which have various durations, are an important element of our success, our business as a whole is not materially dependent on them. We expect to continue to renew those trademarks that are important to our business.

Seasonality

Our business is seasonal. In sourcing walnuts, we contract directly with growers for their walnut crop. We typically receive walnuts during the period from September to November and we pay for the crop throughout the year in accordance with our walnut purchase agreements with the growers. We typically receive in-shell pecans during the period from October to March, and shelled pecans throughout the fiscal year, and pay for them over those periods on receipt. As a result of this seasonality, our personnel and walnut and pecan inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California facility associated with the annual walnut harvest and seasonal in-shell and culinary product demand. Generally, we receive and pay for approximately 50% of the corn for popcorn in November, and approximately 50% in April. We contract for potatoes and oil annually and at times throughout the year and receive and pay for supply throughout the year.

Employees

As of July 31, 2013, we had 1,266 full-time employees consisting of 937 production and distribution employees, 260 administrative and corporate employees and 69 sales and marketing employees. Our labor requirements typically peak during the last quarter of the calendar year, when we generally use temporary labor to supplement our full-time work force. Our production and distribution employees in the Stockton, California plant are members of the International Brotherhood of Teamsters. We consider relations with our employees to be good.

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

Risks Related to Our Business

Diamond, and some of our current and former officers and directors, have been named as parties to various lawsuits arising out of or related to Diamond’s restatement of our fiscal 2010 and fiscal 2011 consolidated financial statements, primarily resulting from our accounting for payments to walnut growers related to fiscal 2010 and fiscal 2011, and those lawsuits could adversely affect our reputation, divert significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations and cash flows to suffer.

In 2011, various putative shareholder class action and derivative complaints were filed in federal and state court against Diamond and certain current and former Diamond directors and officers, after we announced that our Audit Committee had initiated an investigation into the accounting for certain payments to walnut growers.

In 2011, a number of putative securities class action suits against Diamond and some of our former executive officers were filed in the United States District Court for the Northern District of California. These suits allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding our financial results, operations and prospects, including our accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from The Procter & Gamble Company (“P&G”). These actions were consolidated as In re Diamond Foods Inc., Securities Litigation. An amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our former independent auditor as defendants. The amended complaint purports to allege claims covering the period from October 5, 2010 through February 8, 2012 and seeks compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. The parties have reached a proposed agreement, subject to final court approval, to settle the action. After settlement negotiations, lead plaintiff filed a motion for preliminary approval of the settlement on August 21, 2013 which was granted on September 26, 2013. Class members have until December 20, 2013 to object to the settlement, and a hearing for final approval of the proposed settlement is scheduled for January 9, 2014. This settlement remains subject to final approval by the court and no assurance can be given that the settlement will be approved. If this settlement is not approved, management’s attention may be diverted to this matter and there can be no assurance that the litigation would be settled. If the litigation proceeds, the legal and other costs associated with the defense of this action would and the ultimate outcome of this action could have a material adverse effect on our business, financial condition and results of operations. Pursuant to the terms of a proposed settlement, we would pay a total of $11.0 million in cash and issue 4.45 million shares of our common stock to a settlement fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired shares of our common stock between October 5, 2010 and February 8, 2012. We would have the ability to privately place, or conduct a public offering of, the shares with the consent of the lead plaintiff and its counsel, prior to distribution of the settlement fund, in which case the settlement fund would include the proceeds of the offering in lieu of the settlement shares.

Putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond Foods and naming certain executive officers and the members of our board of directors as individual defendants and these lawsuits were subsequently consolidated as In re Diamond Foods, Inc. Shareholder Derivative Litigation. The consolidated complaint names some of our current and former executive officers and directors and our former independent auditor, individual defendants. The consolidated complaint arises from the same or similar alleged facts as alleged in the federal securities action and the federal derivative litigation (discussed in the next paragraph below), and purports to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and against the auditor for professional negligence and breach of contract. The lawsuit sought to recover unspecified damages allegedly sustained by Diamond, corporate reforms, disgorgement, restitution, the recovery of plaintiff’s attorney’s fees and other relief. Following mediation efforts, the parties agreed to terms of a proposed settlement which the court approved on August 19, 2013. On September 23, 2013, a Notice of Appeal was filed. If appeals proceed and this settlement is not approved, management’s attention may be diverted to this matter, and the costs associated with defending this action would and the ultimate outcome of this action could have a material adverse effect on our business, financial condition and results of operations.

Putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming some of our current and former executive officers as individual defendants. These lawsuits were subsequently consolidated as In re Diamond Foods, Inc., Derivative Litigation. The complaint alleged that defendants made materially false or misleading statements or omissions in proxy statements in 2010 and 2011, and alleged breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement. Against our independent auditor it alleged professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. This suit, which was dismissed with prejudice based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ claims, has been appealed. If this appeal proceeds, management’s attention may be diverted to this matter, and the legal and other costs associated with the defense of this action would and the ultimate outcome of this action could have a material adverse effect on our business, financial condition and results of operations.

We cannot predict the outcome of these lawsuits or the approval of the securities class action litigation. The matters which led to our Audit Committee investigation and the restatement of our fiscal 2010 and fiscal 2011 consolidated financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We and our current and former officers and directors may in the future be subject to additional litigation relating to such matters. We are obligated to indemnify our current and former officers and directors in connection with these lawsuits and related litigation or settlements amounts. Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our current or former officers and directors, could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees. An unfavorable outcome in any of these matters could exceed coverage provided under potentially applicable insurance policies, which is limited. Any such unfavorable outcome could have a material effect on our business, financial condition, results of operations and cash flows. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.

Government investigations may require significant management time and attention, result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flows to suffer. The unfavorable resolution of one or more matters could adversely impact Diamond.

On December 14, 2011, Diamond received a formal order of investigation from the Division of Enforcement of the United States Securities and Exchange Commission. In addition, the U.S. Attorney’s office for the Northern District of California has contacted us. We have cooperated with the government and expect to continue to do so. The amount of time needed to resolve these investigations is uncertain, and we cannot predict the outcome of these investigations or whether we will face additional government investigations, inquiries or other actions related to our accounting for payments to walnut growers or otherwise. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the ongoing governmental investigation and any future government inquiries, investigations or actions. These matters have required us to expend significant management time and incur legal and other expenses and could require us to continue to do so. Additionally, these matters could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of fines and penalties by us, and any significant fines and penalties may have a material effect on our financial condition, business, results of operations and cash flow.

If these governmental authorities were to commence legal action, we could be required to pay significant penalties and could become subject to injunctions, a cease and desist order and other equitable remedies. We can provide no assurances as to the outcome of any governmental investigation.

Our potential indemnification obligations and limitations of our director and officer liability insurance could result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flows to suffer.

Former executive officers and members of our board of directors as individual defendants are the subject of government investigations and lawsuits. Under Delaware law, our bylaws and certain indemnification agreements, we may have an obligation to indemnify former officers and directors in relation to these matters. Insurance funds from our director and officer liability policies were used in connection with the settlements of the shareholder derivative litigation and securities class action litigation and as a result, we will be required to fund indemnity obligations from claims resulting from the restatement of the accounting for certain payments to walnut growers. If the proposed securities class litigation settlement is ultimately not consummated, appeals proceed in the shareholder derivative actions, or if the Company incurs significant uninsured indemnity obligations, our indemnity obligations could result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flow to suffer.

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

Furthermore we are required to maintain internal control over financial reporting adequate to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. We previously identified material weaknesses in our internal controls in connection with the restatement of our financial statements for fiscal 2010 and 2011 which have been remediated. In connection with the restatement of our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013, we determined that we have a material weakness as of July 31, 2013, namely that our controls over the evaluation and review of complex and non-routine transactions were not effective. In addition, we have determined that we have a material weakness as of July 31, 2013 relating to our controls over journal entries.

Due to these material weaknesses, we have concluded that as of July 31, 2013, our internal controls over financial reporting were not effective. Until the complex and non-routine control deficiency and journal entries deficiency are fully remediated, it may be more difficult for us to manage our business, our results of operations could be harmed, our ability to report results accurately and on time could be impaired, investors may lose faith in the reliability of our statements, and the price of our securities may be materially impacted. We cannot assure you whether, or when, the control deficiency that is identified as material weaknesses will be fully remediated.

We do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. A material weakness means a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our consolidated financial statements. Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting.

We may be required to conduct product recalls, potentially triggering concerns with the safety and quality of our products, which could cause consumers to avoid our products and reduce our sales and net income.

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

We process and package our products in several domestic and international facilities and also have co-manufacturing agreements and co-pack arrangements with third parties. A temporary or extended interruption in operations at any of our facilities, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages, raw material shortage or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to lose sales and write off inventory. Any prolonged disruption in the operations of our facilities would have a significant negative impact on our ability to manufacture and package our products on our own and may cause us to seek additional third-party arrangements, thereby increasing production costs. These third parties may not be as efficient as we are and may not have the capabilities to process and package some of our products, which could adversely affect sales or operating income. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products. Refer to Note 10 to the Notes to the Consolidated Financial Statements for further discussion on our consolidation of our manufacturing operations and closure of our facility in Fishers, Indiana.

Changes in the food industry, including changing dietary trends and consumer preferences and adverse publicity about Diamond and the health effects of consuming some products could reduce demand for our products.

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

The availability, size, quality and cost of raw materials for the production and packaging of our products, including nuts, potatoes, corn and corn products, cooking and vegetable oils, corrugate, resins and other commodities, are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, governmental agricultural and energy programs, exchange rates for foreign currencies and consumer demand. In particular, the availability and cost of walnuts and other nuts are subject to supply contract renewals, crop size, quality, yield fluctuations, changes in governmental regulation, as well as other factors.

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

In general, competition in our markets is highly competitive and based on product quality, price, and brand recognition and loyalty. As a result, there are ongoing competitive product and pricing pressures in the markets in which we operate, as well as challenges in establishing and maintaining profit margins. Our products compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources than we have. The greater scale and resources that may be available to our competitors could provide them with the ability to lower prices or increase their promotional or marketing spending to compete more effectively. To address these challenges, we must be able to successfully respond to competitive factors, including pricing; promotional incentives and trade terms. We may need to reduce our prices or increase promotional incentives in response to competition or to grow or maintain our market share. If we decide to reduce or eliminate promotional incentives to improve our profitability, we may not be able to compete effectively and we may lose distribution and market share, which could also lead to a decline in revenue. Competition and customer pressures may restrict our ability to increase prices in response to commodity or other cost increases. We may also need to increase spending on marketing, advertising and new product innovation to maintain or increase our market share. If we are unable to compete effectively, we could be unable to increase the breadth of the distribution of our products or lose customers or distribution of products, which could have an adverse impact on our sales and profitability. In addition, if we are required to maintain high levels of promotional incentives or trade terms with respect to particular product lines, our margins and profitability would be adversely effected.

The loss of any major customer could decrease sales and adversely impact our net income.

We depend on a few significant customers for a large proportion of our net sales. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 16%, 18%, and 15% of our total net sales in fiscal 2013, 2012, and 2011 respectively. Sales to our second largest customer, Costco Wholesale Corporation, represented approximately 9%, 12%, and 11% of our total net sales in fiscal 2013, 2012, and 2011. The success of our business is dependent on our ability to successfully manage relationships with these customers, or any other significant customer. Further, there is a continuing trend towards retail trade consolidation, which can create significant cost and margin pressure on our business. The loss of any major customers, or any other significant customer, or a material decrease in their purchases from us, could result in decreased sales and adversely impact our net income.

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

Our branded products face competition from private label products that at times may be sold at lower price points. The impact of price gaps between our products and private label products may result in share erosion and harm our business. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products that are more attractive to customers or consumers than ours. These competitors may also prove to be more successful in marketing and selling their products than we are; and may be better able to increase prices to reflect cost pressures. We may not compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing, commodity costs, or promotional activities of our competitors or whether they will have a negative effect on us. Many of our competitors engage in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share or decline in sales or result in significant price or margin erosion, which would have a material effect on our business, financial condition and results of operations.

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

We may review acquisition prospects that we believe could complement our existing business. There is no assurance that we will be successful in identifying, negotiating or consummating any future acquisitions. Any such future acquisitions could result in accounting charges, potentially dilutive issuances of stock and increased debt and contingent liabilities, any of which could have a material effect on our business and the market price of our common stock. Acquisitions entail many financial, managerial and operational risks, including difficulties integrating the acquired operations, effective and immediate implementation of internal control over financial reporting, diversion of management attention during the negotiation and integration phases, uncertainty entering markets in which we have limited prior experience, and potential loss of key employees of acquired organizations. We may be unable to integrate product lines or businesses that we acquire, which could have a material effect on our business and on the market price of our common stock. We may evaluate the various components of our portfolio of businesses and may, as a result, explore divesting such products or businesses. Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, unexpected costs associated with the separation of the business to be sold from our integrated information technology systems and other operating systems and potential post-closing claims for indemnification. In addition, adverse economic or market conditions may result in fewer potential bidders and unsuccessful divestiture efforts. Transaction costs may be high, and expected cost savings, which are offset by revenue losses from divested businesses, may be difficult to achieve, and we may experience varying success in reducing costs or transferring liabilities previously associated with the divested businesses. In addition, acquisitions or divestitures may result in litigation that can be expensive and divert management’s attention and resources from our core business.

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

We conduct a substantial amount of business with vendors and customers located outside the United States. During fiscal 2013, fiscal 2012, and fiscal 2011, sales outside the United States, primarily in the United Kingdom, Canada, South Korea, Japan, Germany, Netherlands, Turkey, China and Spain accounted for approximately 24%, 23% and 30% of our net sales, respectively. Many factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:

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

A significant portion of our assets are goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a non-cash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. To the extent our market capitalization, increased by a reasonable control premium, results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill or other intangible assets has occurred and to calculate an impairment loss. Based on our intangible asset impairment test as of June 30, 2013, we determined that the Kettle U.S. trade name within the Snacks segment was impaired. We recorded a $36.0 million impairment charge within the asset impairments line on the consolidated statement of operations. For further information refer to Note 6 to the Notes to the Consolidated Financial Statements. If there are future changes in our stock price, or significant changes in the business climate or operating results of our reporting units, we may incur additional impairment charges related to this trade name or our other intangible assets and goodwill. At July 31, 2012, the carrying value of goodwill and other intangible assets totaled approximately $840.2 million, compared to total assets of approximately $1,299.3 million and total shareholders’ equity of approximately $324.8 million. At July 31, 2013, the carrying value of goodwill and other intangible assets totaled approximately $789.2 million, compared to total assets of approximately $1,172.3 million and total shareholders’ equity of approximately $166.7 million.

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

A breach of any of the representations, warranties or affirmative and negative covenants contained in our credit facilities and outstanding senior notes, or other financing arrangements, including our inability to comply with the financial ratios required under any of those arrangements, could trigger events of default. As a result of the errors identified causing the restatement of our fiscal 2010, fiscal 2011 and second quarter fiscal 2013 consolidated financial statements, we were in default under our secured credit facility and other financing arrangements for failing to comply with certain representations and warranties and not complying with our covenants, including delivering financial statements in a timely manner and maintaining specified financial ratios.

Although we have obtained waivers from our lenders for events of default to date, if any further events of default occur and we are not able either to cure it or to obtain a waiver from the requisite lenders or noteholders, our lenders or note holders may declare outstanding obligations, with accrued interest and fees, to be immediately due and payable. Such acceleration of our outstanding financial obligations could result in additional lenders or noteholders declaring other outstanding obligations to be immediately due and payable. In addition, upon any event of default, the administrative agent under our secured credit facility may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under the revolving credit facility and cease making further loans and could institute foreclosure proceedings against our pledged assets.

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

Under our secured credit facility we are required to have at least $20 million of cash, cash equivalents and revolving credit available at all times, beginning February 1, 2013. As of July 31, 2013, the revolving credit facility had $230 million in capacity, of which $154 million was outstanding. The capacity under the revolving credit facility will decrease to $180 million effective January 31, 2014. We believe we will have sufficient liquidity for at least the next twelve months to meet this covenant. Additionally, beginning on October 31, 2013, our Consolidated Senior Leverage Ratio, as defined in the Third Amendment to the Secured Credit Facility, will be limited to no more than 4.70 to 1.00 and the fixed charge coverage ratio to no less than 2.00 to 1.00. The Consolidated Senior Leverage Ratio, as defined in the Third Amendment, will decline each quarter, ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014.

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

The trading price of our common stock is volatile and subject to fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our operating performance and the performance of other similar companies;

•	changes in our revenues, earnings, prospects or recommendations of securities analysts who follow our stock or our industry;

•	publication of research reports about us or our industry by any securities analysts who follow our stock or our industry;

•	speculation in the press or investment community;

•	terrorist acts;

•	general market conditions, including economic factors unrelated to our performance;

•	an outstanding warrant, which is accounted for as a derivative liability with gains or losses included in (gain) loss on warrant liability in our statements of operations; and

•	the results and outcome of ongoing securities class action litigation and governmental investigations.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price, particularly when the stock price drops. Defending litigation of this type could cause us to incur substantial costs and divert management’s attention and resources from our core business. We are currently involved in securities class action litigation, as well as shareholder derivative litigation, and we may be involved in similar litigation in the future.

The private equity firm Oaktree Capital Management may have interests that diverge from our interests and the interests of our other security holders.

Oaktree Capital Management L.P. (“Oaktree”), which is one of our creditors and beneficially owns a significant equity position in Diamond through its warrant holdings may have interests that diverge from our interests and the interests of our stockholders. In addition, so long as Oaktree maintains ownership of specified thresholds of its warrant and senior note holdings, it will have the right to nominate up to two members of our board of directors and will be entitled to certain information rights and a right to participate in future offerings of our equity securities. Oaktree is in the business of investing in companies and is not restricted from investing in our current or future competitors. Future events may give rise to a divergence of interests between Oaktree and us or our other security holders.

A substantial number of shares of our common stock may be issued upon exercise of an outstanding warrant issued to Oaktree, which could cause the market price of our common stock to decline.

Oaktree is the holder of a warrant to purchase up to approximately 4.4 million shares of our common stock, which is currently exercisable. The warrant is accounted for as a derivative liability with gains or losses included in (gain) loss on warrant liability in our statements of operations. If the warrant is exercised, the volatility in the trading price of our common stock may increase.

We are obligated to issue a substantial number of shares in connection with our recent securities litigation settlement agreement, which could cause the market price of our common stock to decline.

In connection with an agreement that we entered into to settle a private securities class action against us and two of our former officers, we agreed to pay a total of $11.0 million in cash and issue approximately 4.45 million shares of our common stock to a settlement fund. The timing of issuance has not yet been determined, and we have the ability to privately place, or conduct a public offering of, the shares with the consent of the lead plaintiff and its counsel prior to distribution of the settlement fund. In that event, the settlement fund would include the proceeds of the offering in lieu of the settlement shares. Any such issuance of shares, when and if it occurs, will have a dilutive effect on our total outstanding shares, and may cause the trading price of our common stock to decline. Until the settlement shares are distributed, the liability associated with the agreement to issue the settlement shares will be adjusted from period to period based on changes in our stock price, with the effect of the change included in our statement of operations.

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

We own our facility located on 70 acres in Stockton, California. This facility consists of approximately 635,000 square feet of office and production space and 120,000 square feet of refrigerated storage space. We own three production facilities associated with our potato chip products consisting of approximately 70,000 square feet of office and production space in Salem, Oregon, approximately 123,000 square feet of office and production space in Norwich, England, and 140,000 square feet of office and production space in Beloit, Wisconsin. We lease office space in San Francisco, California. Two additional production facilities are located in Robertsdale, Alabama, and Van Buren, Indiana. We own the Robertsdale facility which consists of approximately 55,000 square feet of office and production space and 15,000 square feet of refrigerated storage space. It is closed and is currently held for sale. We also lease a production facility in Fishers, Indiana which is currently not used by us for manufacturing. The Fishers facility consists of approximately 117,000 square feet of office and production space and 60,000 square feet of warehouse/storage space. The leases on the Fishers facility are non-cancellable operating leases which expire in 2015 and 2019. Refer to Note 10 to the Notes to the Consolidated Financial Statements for further discussion on our consolidation of our manufacturing operations and closure of our facility in Fishers, Indiana. We own the Van Buren facility, in which a co-packer manufactures our popcorn products, which is approximately 40,000 square feet and is located on the co-packer’s manufacturing campus. Finally, we lease warehousing facilities in California, Georgia, Illinois, Indiana, New Jersey, Oregon, Wisconsin, and the United Kingdom.

We believe that our facilities are generally well maintained and are in good operating condition, and will be adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings

In November 2011 and December 2011, various putative shareholder class action and derivative complaints were filed in federal and state court against Diamond and certain current and former Diamond directors and officers.

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from The Procter & Gamble Company. On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On March 20, 2012, the court appointed a lead plaintiff, and on June 13, 2012, the court appointed lead counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our former independent auditor as defendants. The amended complaint purports to allege claims covering the period from October 5, 2010 through February 8, 2012, and seeks compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. On September 28, 2012, Diamond moved to dismiss the action. On November 30, 2012, the court denied Diamond’s motion allowing the matter to proceed, with respect to Diamond and the former executive officers, and dismissed claims against Diamond’s former independent auditor with leave to amend. On December 21, 2012, Diamond and the former executive officers filed answers to the amended complaint. On May 6, 2013, the court certified a class in the consolidated action. Thereafter, the parties reached a proposed agreement, subject to final court approval, to settle the action.

On August 21, 2013, a motion for preliminary approval of the settlement was filed, which was granted on September 26, 2013. A final approval hearing is currently scheduled for January 9, 2014. Pursuant to the terms of the preliminarily approved settlement, Diamond would pay a total of $11.0 million in cash and issue 4.45 million shares of common stock to a settlement fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired Diamond stock between October 5, 2010 and February 8, 2012, inclusive. A portion of the $11.0 million in cash would be funded by Diamond’s insurers. Pursuant to the preliminary approval motion, the estimated value of the 4.45 million shares of Diamond’s common stock was valued at $85.1 million based on the closing market price of Diamond’s common stock on the day before the preliminary approval motion was filed, August 20, 2013. With respect to the 4.45 million shares, Diamond would have the ability to privately place, or conduct a public offering of, the shares with the consent of the lead plaintiff and its counsel, prior to distribution of the settlement fund. In that event, the settlement fund would include the proceeds of the offering in lieu of the settlement shares.

In re Diamond Foods Inc., Shareholder Derivative Litigation

Beginning on November 14, 2011, three putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond Foods and naming certain executive officers and the members of our board of directors as individual defendants. On January 17, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Shareholder Derivative Litigation and appointed co-lead counsel. On February 16, 2012 plaintiffs filed their consolidated complaint, naming certain current and former executive officers and members of our board, and our former independent auditor, as individual defendants. The consolidated complaint arises from the same or similar alleged facts as alleged in the federal securities action and the federal derivative litigation (discussed in the next paragraph below), and purported to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and against the former independent auditor for professional negligence and breach of contract. The suit seeks the recovery of unspecified damages allegedly sustained by Diamond, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, the recovery of plaintiff’s attorney’s fees and other relief. On August 20, 2012, Diamond filed a demurrer seeking to dismiss the action. On October 23, 2012, the court sustained Diamond’s demurrer with leave to amend the complaint excluding the gross mismanagement claim, which the court sustained with prejudice. Following mediation efforts, an agreement in principle to settle all derivative claims on behalf of Diamond was reached by plaintiffs and the current and former executive officers and members of Diamond’s board. The agreement also sought to resolve certain litigation demands by various shareholders of Diamond Foods, as well as the Astor BK Realty Trust v. Diamond Foods, Inc. action pending in the Court of Chancery for the State of Delaware pursuant to 8 Del. C. §220. On May 29, 2013, plaintiffs filed a motion for preliminary approval of the settlement. On June 14, 2013, the court preliminarily approved the settlement. On August 19, 2013, the court entered an order granting final approval of the settlement and judgment was entered the same day. On September 23, 2013, a Notice to Appeal was filed by one of the plaintiffs in the dismissed federal derivative case, In re Diamond Foods, Inc., Derivative Litigation.

In re Diamond Foods, Inc., Derivative Litigation

Beginning on November 28, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming certain current and former executive officers and members of our board of directors as individual defendants. On February 16, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint on March 1, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants, and also adding our former independent auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010 and on or about September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and, against our auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. On April 16, 2012, Diamond moved to dismiss the action. On May 29, 2012, the court granted Diamond’s motion and dismissed the action with prejudice, based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ Section 14(a) claims. The court entered judgment in favor of Diamond the same day. On June 4, 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 29, 2012 order granting Diamond’s motion to dismiss. On October 12, 2012, the appellant filed his opening brief. Diamond filed its answering brief on November 27, 2012 and appellant filed his reply brief on December 28, 2012.

Astor BK Realty Trust v. Diamond Foods, Inc.

On February 22, 2012, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of Diamond’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. On August 26, 2013, in connection with the settlement of the shareholder derivative claims in In re Diamond Foods Inc., Shareholder Derivative Litigation, the action was dismissed with prejudice.

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

Our common stock trades under the symbol “DMND” as a Global Select security on the NASDAQ Stock Market LLC. The following table sets forth for the periods indicated the high and low sales prices of our common stock on the NASDAQ Stock Market and quarterly cash dividends declared on common shares:

	High	Low	Dividends Declared
Year Ended July 31, 2013:
Fourth Quarter	$22.77	$14.28	$—
Third Quarter	$17.99	$13.69	$—
Second Quarter	$21.19	$12.85	$—
First Quarter	$21.00	$16.15	$—
Year Ended July 31, 2012:
Fourth Quarter	$24.80	$16.15	$—
Third Quarter	$38.62	$20.44	$—
Second Quarter	$65.73	$26.11	$0.045
First Quarter	$96.13	$62.00	$0.045

Certain of our credit agreements specify limitations on the amount of dividends that may be declared or paid in a fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

As of September 30, 2013, we had approximately 871 holders of record of our common stock, although we believe that there are a larger number of beneficial owners. As of September 30, 2013, there were 22,338,588 shares of common stock outstanding.

The following are details of repurchases of common stock during the three months ended July 31, 2013:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
Repurchases from May 1 — May 31, 2013	11,560	$14.71	—	$—
Repurchases from June 1 — June 30, 2013	1,646	$16.57	—	$—
Repurchases from July 1 — July 31, 2013	129	$22.52	—	$—

Total	13,335	$15.02	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five year period ended July 31, 2013:

	2013	2012	2011	2010	2009
	(In thousands, except per share information)
Net sales (a)	$864,012	$981,418	$966,688	$682,326	$570,940
Cost of sales	658,489	801,697	750,209	537,484	435,344

Gross profit (b)	205,523	179,721	216,479	144,842	135,596
Operating expenses:
Selling, general and administrative (c)	233,373	130,599	97,506	64,551	60,971
Advertising	41,528	37,933	45,035	33,726	28,785
Acquisition and integration related expenses	—	41,334	20,350	11,328	—
Loss on warrant liability	11,326	10,360	—	—	—
Asset impairments (d)	37,560	10,132	—	—	—

Total operating expenses	323,787	230,358	162,891	109,605	89,756

Income (loss) from operations	(118,264)	(50,637)	53,588	35,237	45,840
Interest expense, net (e)	57,925	33,976	23,918	10,180	6,255
Other expenses, net	—	—	—	1,849	898

Income (loss) before income taxes	(176,189)	(84,613)	29,670	23,208	38,687
Income taxes (benefit)	(12,957)	1,723	3,103	7,532	14,944

Net income (loss)	$(163,232)	$(86,336)	$26,567	$15,676	$23,743

Earnings (loss) per share
Basic	$(7.48)	$(3.98)	$1.21	$0.84	$1.45
Diluted	$(7.48)	$(3.98)	$1.17	$0.82	$1.42
Shares used to compute earnings (loss) per share
Basic	21,813	21,692	21,577	18,313	16,073
Diluted	21,813	21,692	22,233	18,843	16,391
Dividends declared per share (f)	$—	$0.09	$0.18	$0.18	$0.18

(a)	In fiscal 2013, net sales decreased as a result of the Nuts segment. This decrease was driven by decline in volume due to lower walnut supply, planned reduction in SKUs and promotional sales. In March 2010, we acquired Kettle Foods. Kettle Foods contributed net sales of $97.0 million for fiscal 2010. In September 2008, we acquired Pop Secret.
(b)	In fiscal 2013, we increased gross profit due to an increase in net price realization and our cost saving initiatives.
(c)	In fiscal 2013, we incurred costs related to our turnaround strategy and $96.1 million related to the settlement of our private securities class action case. In fiscal 2012, we incurred costs of $17.4 million due to an Audit Committee investigation and our financial restatement.
(d)	In fiscal 2013, we recorded asset impairment charges of $36.0 million related to our brand intangibles and $1.6 million related to our customer contracts and related relationships. In fiscal 2012, we recorded asset impairment charges of $10.1 million associated with Fishers equipment.
(e)	In fiscal 2012, we incurred $225 million in indebtedness at an interest rate of 12% and our interest rate on the secured credit facility increased. Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information. This amount also includes third party costs related to the debt transaction and our secured credit agreement.
(f)	In March 2012, we suspended dividend payments to stockholders.

	Year Ended July 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$5,885	$3,291	$3,112	$5,642	$24,802
Working capital	(59,540)	61,587	52,446	62,608	51,422
Total assets	1,172,315	1,299,349	1,322,907	1,236,072	394,892
Total debt, including short-term debt	590,937	605,047	531,701	556,100	115,085
Total stockholders’ equity	166,720	324,794	420,495	376,543	173,341

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

We are an innovative packaged food company focused on building and energizing brands. We specialize in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, we complemented our strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In 2008, we acquired the Pop Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market. In 2010, we acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand® to our existing portfolio.

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

Our business is seasonal. In sourcing walnuts, we contract directly with growers for their walnut crop. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the year in accordance with our walnut purchase agreements with the growers. We typically receive in-shell pecans during the period from October to March, and shelled pecans throughout the fiscal year, and pay for them over those periods on receipt. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California facility associated with the annual walnut harvest and seasonal in-shell and culinary product demand. Refer to Note 10 to the Notes to the Consolidated Financial Statements for further discussion on our consolidation of our manufacturing operations and closure of our facility in Fishers, Indiana. Generally, we receive and pay for approximately 50% of the corn for popcorn in November, and approximately 50% in April. We contract for potatoes and oil annually and receive and pay for supply throughout the year.

During the second quarter of fiscal 2013, we changed our operating and reportable segments. We previously had one operating and reportable segment; we now aggregate our operating segments into two reportable segments, which are Snacks and Nuts. We evaluate the performance of our segments based on net sales and gross profit for each of the segments.

Diamond reports its operating results on the basis of a fiscal year that starts August 1 and ends July 31. Diamond refers to the fiscal years ended July 31, 2010, 2011, 2012 and 2013, as “fiscal 2010,” “fiscal 2011,” “fiscal 2012” and “fiscal 2013,” respectively.

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

Revenue Recognition and Accounts Receivable. We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the buyer, price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, introductory or slotting payments, coupons, promotion and marketing allowances. The amount we accrue for promotion is based on an estimate of the level of performance of the trade promotion, and is based upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation and sales and payment trends with similar previously offered programs. Customers have the right to return certain products. Product returns are estimated based upon historical results and are reflected as a reduction in sales.

Inventories. All inventories are accounted for on a lower of cost (first-in, first-out or weighted average) or market basis. We have entered into walnut purchase agreements with growers, under which they deliver their walnut crop to us during the fall harvest season, and pursuant to our walnut purchase agreements, we determine the price for this inventory after receipt and by the end of the fiscal year. This purchase price is determined by us based on our discretion provided in the agreements, taking into account market conditions, crop size, quality and nut varieties, among other relevant factors. Since the ultimate purchase price to be paid will be determined subsequent to receiving the walnut crop, we estimate the final purchase price for our interim financial statements. Those interim estimates may subsequently change due to changes in the factors described above and the effect of the change could be significant. Any such changes in estimates are accounted for in the period of change by adjusting inventory on hand or cost of goods sold if the inventory is sold through.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of assets ranging from 30 to 39 years for buildings and ranging from 3 to 15 years for machinery, equipment and software.

Valuation of Long-lived and Intangible Assets and Goodwill. We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” Identifiable intangible assets with finite lives are amortized over their estimated useful lives of 20 years. Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, “Intangibles — Goodwill and Other,” or more often if there are indications of possible impairment. We perform our annual goodwill and intangible assets impairment tests as of June 30 th each year.

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

For assets to be held and used, including acquired intangible assets and long-lived assets subject to amortization, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in this process.

For brand intangible assets not subject to amortization, we test for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing brand intangibles for impairment, we compare the fair value with the carrying value. The determination of fair value is based on the relief from royalty method, which models the cash flows from the brand intangibles assuming royalties were received under a licensing arrangement. This discounted cash flow analysis, uses inputs such as forecasted future revenues attributable to the brand, assumed royalty rates and a risk-adjusted discount rate that approximates our estimated cost of capital. If we were to experience a decrease in forecasted future revenues attributable to the brands, this could indicate a potential impairment. If the carrying value exceeds the estimated fair value, the brand intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of the brand intangible asset. We performed our annual intangible asset impairment analysis as of June 30, 2013 using discount rates ranging from 11% to 11.5% and determined that the Kettle U.S. trade name within the Snacks segment was impaired based on a decrease in forecasted future revenues and earnings before interest and taxes (EBIT) margin. We recorded a $36.0 million impairment charge within the asset impairments line on our consolidated statement of operations. At June 30, 2013, the remaining brand intangible assets had a fair value that was approximately 53.4% over their carrying value.

We perform our annual goodwill impairment test required by ASC 350 as of June 30th of each year. During fiscal 2012, we adopted ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. For both fiscal 2013 and fiscal 2012, we elected to perform a quantitative goodwill impairment analysis rather than a qualitative analysis. As a result of our segment reporting changes for the period ended January 31, 2013, goodwill impairment will now be tested at the reporting units, which are the same as our operating segments. In fiscal 2012, we performed our goodwill impairment test at our single reporting unit. The fair value of each reporting unit is calculated using a blend of the income and the market approach. Goodwill impairment is indicated if the book value of the reporting unit exceeds its fair value, in which case the goodwill is written down to its estimated fair value. Major assumptions applied in an income approach, using a discounted cash flow analysis, include (i) forecasted sales growth rates and (ii) forecasted profitability, both of which are estimated based on consideration of historical performance and management’s estimate of future performance, and (iii) discount rates that are used to calculate the present value of future cash flows, which rates are derived based on our estimated weighted average cost of capital. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The major assumptions in the market approach include the selected multiples applied to certain operating statistics, such as revenues and income, as well as an estimated control premium. Considerable management judgment is necessary to evaluate the impact of operating changes and business initiatives in order to estimate future growth rates and profitability which is used to estimate future cash flows and multiples. For example, a significant change in promotional strategy or a shortfall in contracted walnut supply could have a direct impact on revenue growth and operating costs, which could have a direct impact on the profitability of the reporting units. Future business results could significantly impact the evaluation of our goodwill which could have a material impact on the determination of whether a potential impairment existed, and the size of any such impairment. At July 31, 2012, the carrying value of goodwill and other intangible assets totaled approximately $840.2 million, compared to total assets of approximately $1,299.3 million and total shareholders’ equity of approximately $324.8 million. At July 31, 2013, the carrying value of goodwill and other intangible assets totaled approximately $789.2 million, compared to total assets of approximately $1,172.3 million and total shareholders’ equity of approximately $166.7 million. We performed our annual goodwill impairment analysis as of June 30, 2013 using discount rates ranging from 11% to 11.5%. Goodwill was determined not to be impaired and the fair values of the reporting units were substantially in excess of their carrying values except for the Emerald reporting unit. The Emerald fair value exceeded the carrying value by a margin of less than 10% due to a decrease in forecasted future revenues and margins. This reporting unit represents approximately 5% of our goodwill balance as of July 31, 2013. While the Emerald reporting unit passed the first step of the impairment test as of June 30, 2013, if our revenue growth projections or the discount rate were to change in the future, it could adversely affect the estimated fair value. For example, holding all other assumptions constant at the testing date, a one percentage point increase in the discount rate used in the testing of this reporting unit could reduce the fair value below its carrying value, indicating a possible impairment.

We cannot guarantee that we will not record a material impairment charge in the future. Changes in our results, assumptions or estimates could materially affect the estimation of the fair value of a reporting unit and, therefore, could reduce the excess of fair value over the carrying value of a reporting unit entirely and could result in goodwill impairment. Events and conditions that could indicate impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, lack of product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over a period of time. For example, an expected decline in long term forecasted cash flow projections, such as net sales for a reporting unit, could indicate a fair value which is lower than carrying value. To the extent calculated fair values decline to a level lower than reporting unit carrying values, or if other indicators of potential impairment are present, we will be required to take further steps to determine if an impairment of goodwill has occurred and to calculate an impairment loss.

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

Derivative Financial Instruments. We account for the warrant issued as part of the Oaktree transaction as a freestanding derivative financial instrument. We record derivative financial instruments at fair value in our consolidated balance sheet at the point the transaction is entered into and at the end of all subsequent reporting periods. On a quarterly basis, changes in the fair value of a derivative financial instrument are recorded in current period earnings.

Income Taxes. We account for income taxes in accordance with ASC 740, “Income Taxes” This guidance requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered.

There are inherent uncertainties related to the interpretations of tax regulations in the jurisdictions in which we operate. We may take tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. We evaluate our tax positions and establish liabilities in accordance with the guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly. Differences between management’s position and taxing authorities on issues could result in an increase or decrease to tax expense, which could be material to our results of operations.

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

Results of Operations

Fiscal 2013 Compared to Fiscal 2012

On August 21, 2013, we reached a proposed agreement, preliminary approval of which was granted on September 26, 2013, subject to final court approval, to settle the private securities class action that is pending against us and two of our former officers. A final approval hearing is currently scheduled for January 9, 2014. Under the terms of the preliminarily approved settlement, we would pay a total of $11.0 million in cash and issue 4.45 million shares of common stock to a settlement fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired Diamond stock between October 5, 2010 and February 8, 2012, inclusive. A portion of the $11.0 million in cash would be funded by our insurers. We recognized an aggregate settlement liability of $96.1 million in the fourth fiscal quarter which included a cash settlement of $11.0 million and a stock settlement valued at $85.1 million at the close of the stock market on August 20, 2013 based on our closing market price on the day before the preliminary approval motion. The value of the 4.45 million shares of common stock at July 31, 2013 was $90.7 million. Until the settlement shares are distributed, the liability associated with the agreement to issue the settlement shares will be adjusted from period to period based on changes in our stock price, with the effect of the change included in our statement of operations.

Net sales were $864.0 million and $981.4 million for fiscal 2013 and fiscal 2012, respectively. The decrease in net sales was primarily due to decreased Nuts sales partially offset by an increase in Snacks sales. Sales incentives (primarily promotional allowances, coupons and slotting) as a percentage of gross sales decreased approximately 3% year over year. Sales incentives are recorded in net sales and are a reduction of sales. The impact of foreign exchange on our net sales was not significant for fiscal 2013.

Net sales by segment (in thousands):

	Year Ended July 31,		% Change from 2013 to 2012
	2013	2012
Net sales
Snacks	$437,955	$425,175	3.0%
Nuts	426,057	556,243	-23.4%

Total	$864,012	$981,418	-12.0%

Gross profit
Snacks	$152,133	$128,122	18.7%
Nuts	53,390	51,599	3.5%

Total	$205,523	$179,721	14.4%

Snacks segment net sales increased to $438.0 million in fiscal 2013 from $425.2 million in fiscal 2012 primarily driven by an increase in net price realization.

Nuts segment net sales decreased to $426.1 million in fiscal 2013 from $556.2 million in fiscal 2012 primarily driven by decreases in volume of 34%, partially offset by an increase in net price realization. The decline in volume was primarily driven by lower walnut supply, planned reductions in SKU’s, and promotional sales.

Gross profit. Snacks segment gross profit as a percentage of snack net sales was 34.7% and 30.1% for fiscal 2013 and fiscal 2012, respectively. The increase in the Snacks segment gross profit as a percentage of net sales for fiscal 2013 as compared to fiscal 2012 reflects an increase in net price realization and a reduction in unit processing costs based on cost reduction initiatives.

Nuts segment gross profit as a percentage of net sales was 12.5% and 9.3% for fiscal 2013 and 2012, respectively. The increase in Nuts segment gross profit as a percentage of net sales for fiscal 2013 reflects a focus on increasing net price realization, rationalization of lower performing SKU’s, and our cost savings initiatives, offset in part by an increase in certain commodity costs.

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $233.4 million and $130.6 million, and 27.0% and 13.3% of net sales, for fiscal 2013 and fiscal 2012, respectively. Selling, general and administrative expenses increased for fiscal 2013, over the prior year period primarily due to the $96.1 million settlement of the private securities class action case. As of July 31, 2013, we have recorded a $12.1 million receivable from insurers which will be used for the cash payment and settlement of other legal related expenses. The increase was also attributable to higher consulting services and restatement audit fees, offset in part by lower costs incurred in connection with the audit committee investigation and reversal of previously recorded stock compensation expenses associated with former executives as compared to prior year.

Advertising. Advertising expenses were $41.5 million and $37.9 million, and 4.8% and 3.9% of net sales, for fiscal 2013 and fiscal 2012, respectively. The increase in advertising expenses for fiscal 2013 was primarily due to increased spending related to the continued support of the Pop Secret and Kettle brands.

Acquisition and integration related expenses. Acquisition and integration related expenses include items such as transaction related legal and consulting fees, as well as business and systems integration costs, which were primarily associated with the proposed Pringles merger. In fiscal 2013, there were no acquisition and integration related expenses. In fiscal 2012 we recorded $41.3 million acquisition and integration related expenses representing expenses associated with the Pringles acquisition that terminated in fiscal 2012. Please refer to “Proposed Pringles Merger Terminated”.

Loss on warrant liability. Loss on warrant liability was $11.3 million and $10.4 million, and 1.3% and 1.1% of net sales for fiscal 2013 and fiscal 2012, respectively. The increase in loss is due to the change in the fair value of the warrant liability. Please refer to “Liquidity and Capital Resources”.

Asset impairments. In fiscal 2013, asset impairments were $37.6 million and 4.3% of net sales. In the third fiscal quarter we recorded an impairment charge of $1.6 million associated with customer contacts and related relationships. In the fourth fiscal quarter, we determined that the Kettle U.S. trade name within the Snacks segment was impaired and recorded a $36.0 million impairment charge. In fiscal 2012, asset impairments were $10.1 million and 1.0% of net sales. We recorded asset impairment charges of $10.1 million in fiscal 2012 associated with Fishers equipment that either was not currently being utilized or was not going to be utilized for its remaining useful life.

Interest expense, net. Net interest expense was $57.9 million and $34.0 million, and 6.7% and 3.5% of net sales, for fiscal 2013 and fiscal 2012, respectively. The increases were primarily due to higher interest rates and the Oaktree debt. Additionally, under the Waiver and Third Amendment to our Secured Credit Facility, (“Third Amendment”) described below, the interest rates applicable under the Secured Credit Facility, defined below, were increased. Please refer to “Liquidity and Capital Resources”.

Income taxes. Our effective tax rates for fiscal 2013 and fiscal 2012 were 7.35% and (2.0%), respectively. The difference between the effective tax rate and the statutory rate of 35%, in these periods, is primarily due to the valuation allowance which was provided to reduce United States and state deferred tax assets to amounts considered recoverable and United States and state deferred taxes from Diamond’s long lived intangibles’ amortization. These tax expense impacts were offset by the benefits of income generated in the United Kingdom at lower tax rates and the release of liabilities for uncertain tax positions in the United States. Our fiscal 2013 effective tax rate was also impacted by the write-down of intangibles related to Kettle.

Our fiscal 2012 effective tax rate was also impacted by discrete tax benefits, and the conclusion of a tax ruling with the United Kingdom tax authorities. This resulted in a net tax benefit of $5.6 million, attributable to the reversal of our unrecognized tax benefit related to this event.

During the three months ended April 30, 2012, we recorded a tax valuation allowance charge of $27.6 million. In accordance with generally accepted accounting principles, we regularly evaluate the need for a valuation allowance for its deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making this assessment, significant weight was given to evidence that could be objectively verified such as recent operating results and less consideration was given to less objective indicators such as future earnings projections. As a result of its most recent evaluation and after consideration of positive and negative evidence, including the recent history of losses in the current fiscal year, we evaluated our valuation allowance for fiscal 2013 and increased the valuation allowance to $99.3 million as of July 31, 2013.

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

Net sales by segment (in thousands):

	Year Ended July 31,		% Change from 2012 to 2011
	2012	2011
Net sales
Snacks	$425,175	$403,701	5.3%
Nuts	556,243	562,987	-1.2%

Total	$981,418	$966,688	1.5%

Gross profit
Snacks	$128,122	$131,807	-2.8%
Nuts	51,599	84,672	-39.1%

Total	$179,721	$216,479	-17.0%

Snacks segment net sales increased to $425.2 million in fiscal 2012 from $403.7 million in fiscal 2011 driven by sales incentives (primarily promotional allowances, coupons and slotting). Additionally, the increase in Snacks segment net sales were driven by increases in volume by 5%.

Nuts segment net sales decreased to $556.2 million in fiscal 2012 from $563.0 million in fiscal 2011 primarily driven by decreases in volume of 17%. Additionally, the number of contracted walnut growers and delivered pounds decreased in fiscal 2012, reducing available walnut supply and contributing to the decrease in the Nuts segment.

Gross profit. Snacks segment gross profit as a percentage of snack net sales was 30.1% and 32.6% for fiscal 2012 and fiscal 2011, respectively. The slight decrease in the Snacks segment gross profit as a percentage of net sales for fiscal 2012 as compared to fiscal 2011 was primarily due to additional depreciation associated with our plant expansion in Salem, Oregon and our Beloit, Wisconsin plant that was completed at the end of fiscal 2012, and lower price realization.

Nuts segment gross profit as a percentage of net sales was 9.3% and 15.0% for fiscal 2012 and 2011, respectively. The decrease was mainly due to a substantial decline in walnut crop deliveries and higher commodity costs, particularly for walnuts, partially offset by price increases taken in response to those rising costs.

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $130.6 million and $97.5 million, and 13.3% and 10.1% as a percentage of net sales, for fiscal 2012 and fiscal 2011, respectively. The increase was primarily due to the costs incurred in fiscal 2012 as a result of the Audit Committee investigation and related lawsuits of $17.4 million, retention and severance plans of $2.6 million, and consulting services of $9.6 million.

Advertising. Advertising expenses were $37.9 million and $45.0 million, and 3.9% and 4.7% as a percentage of net sales, for fiscal 2012 and fiscal 2011, respectively. The decrease was primarily due to programs cancelled during fiscal 2012 in an effort to reduce costs.

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

Loss on warrant liability. Loss on warrant liability was $10.4 million and nil, and 1.1% and 0% of net sales for fiscal 2012 and fiscal 2011, respectively. The increase is due to the change in the fair value of the warrant liability entered into in fiscal 2012. Please refer to “Liquidity and Capital Resources”.

Asset impairments. Asset impairments include equipment impairment charges and were $10.1 million and nil, and 1.0% and 0% for fiscal 2012 and fiscal 2011, respectively. In fiscal 2012, we recorded asset impairment charges of $10.1 million associated with Fishers equipment that either was not currently being utilized or was not going to be utilized for its remaining useful life.

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

Income taxes. Our effective tax rates for fiscal 2012 and fiscal 2011 were (2.0%) and 10.5%, respectively. Our 2012 effective tax rate was lower than the U.S. federal statutory rate primarily due to not benefiting tax losses by establishing a valuation allowance on federal and state net deferred assets taxes in the three months ended April 30, 2012. In the third fiscal quarter, as a result of cumulative losses, we concluded that a valuation allowance was required on certain U.S. and state deferred tax assets (principally net operating losses (“NOL’s”) and California EZ credits) as it was management’s assessment that it was no longer more likely than not that those assets could be realized.

Our fiscal 2012 effective tax rate was also impacted by discrete tax benefits, and the conclusion of a tax ruling with the United Kingdom tax authorities. This resulted in a net tax benefit of $5.6 million, attributable to the reversal of our unrecognized tax benefit related to this event. Our 2011 effective rate was lower than the statutory rate due to 2011 earnings taxed at lower rates in the United Kingdom and by discrete tax benefits, primarily deferred tax adjustments for enacted tax law change in the United Kingdom, Wisconsin and California.

Proposed Pringles Merger Terminated

On April 5, 2011, Diamond entered into a definitive agreement with The Procter & Gamble Company (“P&G”) to merge P&G’s Pringles business into the Company; on February 15, 2012, Diamond and P&G mutually agreed to terminate this proposed merger. No “break-up” fee or other fees were paid to P&G in connection with the termination, which included a mutual release. In fiscal 2012, we recorded acquisition related expenses specifically associated with the Pringles termination of $7.0 million, the majority of which were capitalized in fiscal 2011 and subsequently expensed in fiscal 2012, including contract termination costs related to facilities and software that were no longer needed due to the termination of the merger.

Liquidity and Capital Resources

Our liquidity is dependent upon funds generated from operations and external sources of financing.

Cash provided by operating activities was $44.3 million during fiscal 2013 compared to $46.3 million of cash used in operating activities during fiscal 2012. The change from cash used in operating activities to cash provided by operating activities was primarily due to a decrease in inventory largely resulting from a lower walnut supply, and an increase in accounts payables and accrued liabilities as result of the settlement of the private securities class action. Additionally, non-cash reconciling items such as an increase in payment-in-kind interest increased in fiscal 2013 as compared to fiscal 2012. Cash used in investing activities was $1.9 million during fiscal 2013 compared to cash used in investing activities of $33.9 million during fiscal 2012. The lower cash used in investing activities was primarily due to the completion of our Beloit, Wisconsin plant expansion at the end of fiscal 2012. Cash used in financing activities was $40.9 million during fiscal 2013 compared to $80.7 million cash provided by financing activities during fiscal 2012. The change from cash provided by financing activities to cash used in financing activities was primarily due to increased borrowings from the Oaktree investment in fiscal 2012 and payment of long term debt obligations and notes payables in fiscal 2013.

Cash used in operating activities was $46.3 million during fiscal 2012 compared to $66.7 million of cash provided by operating activities during fiscal 2011. The change from cash provided by operating activities to cash used in operating activities was primarily due to significant expenditures related to acquisition, integration, and investigation related activities and higher walnut costing. Cash used in investing activities was $33.9 million during fiscal 2012 compared to $43.2 million during fiscal 2011. The lower cash used in investing activities was primarily due to the completion of our Beloit, Wisconsin plant expansion, which was partially funded by the restricted cash received in fiscal 2011. We expect lower capital expenditures during fiscal 2013 compared to previous fiscal years due to our efforts to reduce costs. Cash provided by financing activities was $80.7 million during fiscal 2012 compared to $26.1 million cash used in financing activities during fiscal 2011. The change from cash used in financing activities to cash provided by financing activities was primarily due to increased borrowings from the Oaktree investment, which is described below.

At July 31, 2013, we had a total of $5.9 million in cash and cash equivalents. Of this balance, $2.6 million was held in the United Kingdom in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital and expand operations. Applicable U.S. income taxes have not been provided on approximately $61.1 million of undistributed earnings of certain foreign subsidiaries at July 31, 2013, because these earnings are considered indefinitely reinvested. The net federal income tax liability that would arise if these earnings were not indefinitely reinvested is approximately $21.4 million. Applicable U.S. income taxes are provided on these earnings in the periods in which they are no longer considered indefinitely reinvested. In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.

In February 2010, we entered into an agreement with a syndicate of lenders for a five-year $600 million secured credit facility (the “Secured Credit Facility”). We used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations. Our Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved our request for a $35 million increase in our revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved our request for a $50 million increase in our revolving credit facility to $285 million, under the same terms. The revolving credit facility was reduced from $285 million to $255 million as part of the Third Amendment. As of July 31, 2013, the revolving credit facility had $230 million in capacity, of which $154 million was outstanding. The capacity under the revolving credit facility will decrease to $180 million effective January 31, 2014. In May 2012, we made a $100 million pre-payment on the term loan facility as part of the Third Amendment. As of July 31, 2013, the term loan facility had $215 million in capacity, of which $215 million was outstanding. In addition, scheduled principal payments on the term loan facility were $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on May 25, 2015. Substantially all of our tangible and intangible assets are considered collateral security under the Secured Credit Facility.

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

In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $10.6 million was outstanding as of July 31, 2013. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account and were made available as expenditures were approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash was classified as non-current on the balance sheet. In December 2012, the remaining balance within the escrow account was released back to the lender and was used to pay down the outstanding loan balance. Also, as part of the paydown, we paid a 4% prepayment penalty, which was recorded in interest expense.

The Guaranteed Loan provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. The financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment.

In March 2012, we reached an agreement with our lenders to forbear from seeking any remedies under the Secured Credit Facility with respect to specified existing and anticipated non-compliance with the credit agreement and to amend our credit agreement (“Second Amendment”). Under the amended credit agreement, we had continued access to our existing revolving credit facility through a forbearance period (initially through June 18, 2012) subject to our compliance with the terms and conditions of the amended credit agreement. During the forbearance period, the interest rate on borrowings increased. The credit agreement required us to suspend dividend payments to stockholders. In addition, we paid a forbearance fee of 25 basis points to our lenders. The forbearance period concluded on May 29, 2012, when we closed agreements to recapitalize our balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”).

The Oaktree investment initially consists of $225 million of newly-issued senior notes and a warrant to purchase approximately 4.4 million shares of Diamond common stock. The senior notes will mature in 2020 and bear interest at 12% per year that may be paid-in-kind at our option for the first two years. Oaktree’s warrant became exercisable at $10 per share starting on March 1, 2013.

The Oaktree agreements provided that if we secured a specified minimum supply of walnuts from the 2012 crop and achieved profitability targets for its nut businesses for the six-month period ended January 31, 2013, the warrant would be cancelled and Oaktree would have had the ability to exchange $75 million of the senior notes for convertible preferred stock of our Company (the “Special Redemption”). The convertible preferred stock would have had an initial conversion price of $20.75, which represented a 3.5% discount to the closing price of our common stock on April 25, 2012, the date that we entered into its commitment with Oaktree. The convertible preferred stock would have paid a 10% dividend that would be paid in-kind for the first two years. The warrant is accounted for as a derivative liability with gains or losses included in (gain) loss on warrant liability in our Statements of Operations. Based on our operating results for the six months ended January 31, 2013, the Special Redemption did not occur.

Pursuant to the Oaktree agreements, Diamond was permitted to prepay all (but not part) of the principal on the Oaktree notes at a 1% premium prior to May 29, 2013. Beginning on May 29, 2013, the applicable premium increased to 12% and would be applied to any prepayments of principal (including partial prepayments). This premium will reduce to 6% on May 29, 2016, 3% on May 29, 2017, and nil on May 29, 2018. The Oaktree agreements do not impose any covenants incremental to those under the Secured Credit Facility.

On May 22, 2012, we entered into the Waiver and Third Amendment to its Secured Credit Facility (“Third Amendment”), which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief until October 31, 2013. At that time, these covenants will become applicable at revised levels set forth in the Third Amendment (initially 4.70 to 1.00 for the Consolidated Senior Leverage Ratio, declining each quarter ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014 and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio). The Third Amendment included a new covenant requiring that we have at least $20 million of cash, cash equivalents and revolving credit availability at all times beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments on the term loan facility from $10 million to $0.9 million. The Third Amendment also amends the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over LIBOR and the Base Rate at which loans under the Secured Credit Agreement bear interest). Initially, Eurodollar rate loans bore interest at 5.50% plus the LIBOR for the applicable loan period, and Base Rate loans bore interest at 450 basis points plus the highest of (i) the Federal Funds Rate plus 50 basis points, (ii) the Prime Rate, or (iii) Eurodollar Rate plus 100 basis points. The LIBOR rate is subject to a LIBOR floor, initially 125 basis points (the “LIBOR Floor”). The Applicable Rate will decline, if and when we achieve specified reductions in our Consolidated Senior Leverage Ratio, as defined in the Third Amendment. The Third Amendment also eliminated the requirement that proceeds of future equity issuances be applied to repay outstanding loans and waived certain covenants that we were non-compliant with in connection with our restatement of our consolidated financial statements.

The Secured Credit Facility and the Securities Purchase Agreement, dated as of May 22, 2012, by and between Diamond and OCM PF/FF Adamantine Holdings, Ltd. (the “Oaktree SPA”) provide for customary affirmative and negative covenants, and cross default provisions that may be triggered if we fail to comply with obligations under our other credit facilities or indebtedness. The Secured Credit Facility and the Oaktree SPA included a covenant that restricts the amount of other indebtedness (including capital leases and purchase money obligations for fixed or capital assets), to no more than $25 million. The accounting treatment for the seven-year equipment lease for our Salem, Oregon plant (the “Kettle U.S. Lease”) and the five-year equipment lease for our Norfolk, United Kingdom plant (the “Kettle U.K. Lease”) caused us to be in default of the covenants limiting other indebtedness. These defaults were waived, with respect to the Kettle UK Lease on July 27, 2012 (“Fourth Amendment”), and with respect to the Kettle U.S. Lease on August 23, 2012 (“Fifth Amendment”). Additionally, the Secured Credit Facility and the Oaktree SPA were each amended to allow Diamond to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount will be reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Oaktree SPA. As of July 31, 2013, the Company was compliant with financial and reporting covenants as provided by the Secured Credit Facility.

Working capital and stockholders’ equity were ($59.5) million and $166.7 million at July 31, 2013, compared to $61.6 million and $324.8 million at July 31, 2012. The decrease in working capital was primarily due to an increase in liabilities associated with the private securities class action settlement, increase in the warrant liability related to the Oaktree debt, and utilization of excess inventories.

We believe our cash and cash equivalents, cash expected to be provided from our operations, borrowings available under our Secured Credit Facility, and restricted cash provided by the Guaranteed Loan, will be sufficient to fund our contractual commitments, repay obligations as required and fund our operational requirements for at least the next 12 months.

Contractual Obligations and Commitments

Contractual obligations and commitments at July 31, 2013 were as follows (in millions):

	Payments Due by Period
	Total	FY 2014	FY 2015 - FY 2016	FY 2017 - FY 2018	Thereafter
Revolving line of credit	$154.0	$—	$154.0	$—	$—
Long-term obligations (a)	511.2	5.9	216.6	3.5	285.2
Interest on long-term obligations (b)	229.1	20.6	77.2	68.6	62.7
Capital leases	13.1	2.4	5.2	4.2	1.3
Interest on capital leases	2.4	0.8	1.1	0.4	0.1
Operating leases	24.2	4.9	7.1	5.1	7.1
Purchase commitments (c)	71.6	71.6	—	—	—
Pension liability	8.8	0.7	1.5	1.6	5.0
Long-term deferred tax liabilities (d)	106.8	—	—	—	106.8
Other long-term liabilities (e)	5.9	1.2	1.8	1.6	1.3

Total	$1,127.1	$108.1	$464.5	$85.0	$469.5

(a)	Amount does not reconcile to consolidated balance sheet as of July 31, 2013, due to paid-in-kind interest that is presented within the long-term obligations financial statement line item on the consolidated balance sheets.
(b)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of July 31, 2013.
(c)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity, but includes payments due for prior year crop deliveries.
(d)	Primarily relates to the intangible assets of Kettle Foods.
(e)	Excludes $0.1 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($1.4 million at July 31, 2013, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

Off-balance Sheet Arrangements

As of July 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. We have adopted this guidance and it did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This guidance requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income (OCI) in either a single continuous statement of comprehensive income or in two separate consecutive statements. The guidance does not change the components of OCI or when an item of OCI must be reclassified to net income, or the earnings per share calculation. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We have adopted this guidance and it did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. We have adopted this guidance, but we have elected to continue to perform a quantitative impairment analysis rather than a qualitative analysis.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the indefinite-lived intangible asset is impaired. This guidance is effective for indefinite-lived intangible asset impairment tests performed in interim and annual periods for fiscal years beginning after September 15, 2012. We have adopted this guidance, but we have elected to continue to perform a quantitative impairment analysis rather than a qualitative analysis.

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The new guidance clarifies the scope of the offsetting disclosures and addresses any unintended consequences as a result of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. We will adopt this guidance during fiscal 2014 and do not believe that the adoption will have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. We will adopt this guidance during fiscal 2014 and do not believe that the adoption will have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-011, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted.

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

The sensitivity of our cash and cash equivalent portfolio as of July 31, 2013 to a 100 basis point increase or decrease in interest rates would not be significant.

Interest rate volatility could also materially affect the fair value of our fixed rate debt, as well as the interest rate we pay on future borrowings under our lines of credit and revolver. The interest rate we pay on future borrowings under our lines of credit and revolver are dependent on LIBOR. We believe a 100 basis point increase or decrease on our variable interest rates would not be significant.

Foreign Currency Exchange Risk. We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily in the United Kingdom. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates.

The foreign currency balance sheet exposures as of July 31, 2013 are not expected to result in a significant impact on future earnings or cash flows. However, in July 2010, we entered into a series of foreign exchange collars to hedge a portion of our expected Canadian Dollar denominated receivables of Kettle Foods between September 2010 and January 2011, which were subsequently extended through July 2011. In September 2010, we entered into a series of foreign exchange participating forwards to hedge a portion of our expected Canadian Dollar denominated receivables of Emerald between November 2010 and August 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Diamond Foods, Inc.

In our opinion, the accompanying consolidated balance sheet as of July 31, 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended present fairly, in all material respects, the financial position of Diamond Foods, Inc. and its subsidiaries at July 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the accounting for complex and non-routine transactions and due to certain key accounting personnel who have the ability to prepare and post journal entries without an independent review by someone without the ability to prepare and post journal entries existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the July 31, 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

October 9, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Diamond Foods, Inc.

San Francisco, California

We have audited the accompanying consolidated balance sheets of Diamond Foods, Inc. and subsidiaries (the “Company”) as of July 31, 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diamond Foods, Inc. and subsidiaries as of July 31, 2012 and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

December 6, 2012

(October 9, 2013 as to the Consolidated Statements of Comprehensive Income (Loss) for the years ended July 31, 2012 and 2011 and the retrospective adjustment to the financial statement disclosures in Note 13 — Segment Reporting for the years ended July 31, 2012 and 2011).

DIAMOND FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,
	2013	2012
	(In thousands, except share and per share information)
ASSETS
Current assets:
Cash and cash equivalents	$5,885	$3,291
Trade receivables, net	97,202	85,041
Inventories, net	115,456	165,708
Deferred income taxes	—	3,697
Prepaid income taxes	—	4,434
Prepaid expenses and other current assets	12,562	16,025

Total current assets	231,105	278,196
Restricted cash	—	6,386
Property, plant and equipment, net	132,225	146,944
Deferred income taxes	—	1,107
Goodwill	401,125	403,158
Other intangible assets, net	388,084	437,021
Other long-term assets	19,776	26,537

Total assets	$1,172,315	$1,299,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,860	$5,449
Warrant liability	58,147	46,821
Accounts payable and accrued liabilities	220,542	130,623
Payable to growers	6,096	33,716

Total current liabilities	290,645	216,609
Long-term obligations	585,077	599,598
Deferred income taxes	106,767	127,024
Other liabilities	23,106	31,324
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,766,759 and 22,432,517 shares issued and 22,376,406 and 22,114,241 shares outstanding at July 31, 2013 and 2012, respectively	23	22
Treasury stock, at cost: 390,353 and 318,276 shares at July 31, 2013 and 2012	(11,019)	(9,815)
Additional paid-in capital	334,310	327,984
Accumulated other comprehensive income	4,079	4,044
Retained earnings (accumulated deficit)	(160,673)	2,559

Total stockholders’ equity	166,720	324,794

Total liabilities and stockholders’ equity	$1,172,315	$1,299,349

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2013	2012	2011
	(In thousands, except per share information)
Net sales	$864,012	$981,418	$966,688
Cost of sales	658,489	801,697	750,209

Gross profit	205,523	179,721	216,479
Selling, general and administrative	233,373	130,599	97,506
Advertising	41,528	37,933	45,035
Acquisition and integration related expenses	—	41,334	20,350
Loss on warrant liability	11,326	10,360	—
Asset impairments	37,560	10,132	—

Total operating expenses	323,787	230,358	162,891

Income (loss) from operations	(118,264)	(50,637)	53,588
Interest expense, net	57,925	33,976	23,918

Income (loss) before income taxes	(176,189)	(84,613)	29,670
Income taxes (benefit)	(12,957)	1,723	3,103

Net income (loss)	(163,232)	$(86,336)	$26,567

Earnings (loss) per share:
Basic	$(7.48)	$(3.98)	$1.21
Diluted	$(7.48)	$(3.98)	$1.17
Shares used to compute earnings (loss) per share:
Basic	21,813	21,692	21,577
Diluted	21,813	21,692	22,233
Dividends declared per share	$—	$0.09	$0.18

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year ended July 31,
	2013	2012	2011
Net (loss) income	$(163,232)	$(86,336)	$26,567
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax [1]	(5,806)	(11,345)	12,801
Change in pension liabilities, net of tax [2]
Net gain/(loss) arising during period	5,310	(3,018)	(523)
Less: amortization of prior (gain)/loss included in net periodic pension cost	531	11	(152)
Less: amortization of prior service cost included in net periodic pension cost	—	87	16
Gains and losses on derivatives, net of tax [3]
Realized gains or loss arising during the period		581	85
Less: reclassification adjustments for gains	—	—	—

Other comprehensive (loss) income	35	(13,684)	12,227

Comprehensive (loss) income	$(163,197)	$(100,020)	$38,794

1	Net of tax benefit and tax expense of nil for fiscal 2013 and fiscal 2012. Net of tax benefit of nil and net of tax expense of $0.3 million for fiscal 2011.
2	Net of tax benefit and tax expense of nil for fiscal 2013 and fiscal 2012. Net of tax benefit of nil and net of tax expense of $0.5 million for fiscal 2011.
3	Net of tax benefit and tax expense of nil for fiscal 2013. Net of tax benefit of $0 million and net of tax expense of nil for fiscal 2012 and net of tax benefit and tax expense of nil for fiscal 2011.

See notes to the consolidated financial statements

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount
Balance, July 31, 2010	21,891,928	$22	$(5,050)	$307,797	$68,273	$5,501	$376,543
Shares issued upon stock option exercises	96,924			1,803			1,803
Stock compensation expense	100,558			7,687			7,687
Tax benefit from stock option transactions				1,447			1,447
Treasury stock repurchased	(39,774)		(1,817)				(1,817)
Dividends paid					(3,962)		(3,962)
Comprehensive income:
Net income					26,567		26,567
Change in pension liabilities						(659)	(659)
Foreign currency translation adjustment						12,801	12,801
Gains and losses on derivatives						85	85

Total comprehensive income:							38,794

Balance, July 31, 2011	22,049,636	$22	$(6,867)	$318,734	$90,878	$17,728	$420,495
Shares issued upon stock option exercises	1,554			44			44
Stock compensation expense	111,947			9,206			9,206
Tax benefit from stock option transactions							—
Treasury stock repurchased	(48,896)		(2,948)				(2,948)
Dividends paid					(1,983)		(1,983)
Comprehensive income:
Net loss					(86,336)		(86,336)
Change in pension liabilities						(2,920)	(2,920)
Foreign currency translation adjustment						(11,345)	(11,345)
Gains and losses on derivatives						581	581

Total comprehensive loss:							(100,020)

Balance, July 31, 2012	22,114,241	$22	$(9,815)	$327,984	$2,559	$4,044	$324,794
Shares issued upon stock option exercises	125,231			2,097			2,097
Stock compensation expense	209,011	1		4,229			4,230
Tax benefit from stock option transactions							—
Treasury stock repurchased	(72,077)		(1,204)				(1,204)
Dividends paid					—		—
Comprehensive income:
Net loss					(163,232)		(163,232)
Change in pension liabilities						5,841	5,841
Foreign currency translation							—
adjustment						(5,806)	(5,806)
Gains and losses on derivatives						—	—

Total comprehensive loss:							(163,197)

Balance, July 31, 2013	22,376,406	$23	$(11,019)	$334,310	$(160,673)	$4,079	$166,720

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(163,232)	$(86,336)	$26,567
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,525	28,347	28,116
Deferred income taxes	(11,412)	8,661	(10,532)
Excess tax benefit from stock option transactions	—	—	(1,447)
Stock-based compensation	4,229	9,206	7,687
Loss on warrant	11,326	10,360	—
Securities settlement	96,129	—	—
Debt issuance costs amortization	3,393	6,437	1,749
Payment-in-kind interest on debt	24,526	3,134	—
Gain on separation and clawback agreement	(3,173)
Write off of acquisition costs	—	6,406	—
Impairment of equipment	—	10,132	—
Impairment of intangible asset	37,560	—	—
Other, net	1,869	952	1,055
Changes in assets and liabilities:
Trade receivables, net	(13,077)	12,034	(32,875)
Inventories	50,123	(12,330)	(7,703)
Prepaid expenses and other current assets and income taxes	7,929	8,499	(11,316)
Other assets	2,821	(9,338)	(141)
Accounts payable and accrued liabilities	(10,091)	8,652	38,178
Payable to growers	(27,620)	(42,984)	20,195
Other liabilities	(564)	(8,123)	7,158

Net cash provided by (used in) operating activities	44,261	(46,291)	66,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	1,254	1,466	12
Purchases of property, plant and equipment	(9,352)	(44,962)	(27,703)
Deposits of restricted cash	—	—	(21,200)
Proceeds from restricted cash	6,091	9,409	5,405
Other, net	137	168	250

Net cash used in investing activities	(1,870)	(33,919)	(43,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) of revolving line of credit under the Secured Credit Facility, net	(28,300)	21,000	(4,800)
Proceeds from issuance of long-term debt and warrants	—	218,250	21,350
Debt issuance costs	—	(19,279)	—
Payment of long-term debt and notes payable	(11,755)	(133,160)	(40,799)
Dividends paid	—	(1,983)	(3,962)
Excess tax benefit from stock option transactions		—	1,447
Purchase of treasury stock	(1,115)	(2,948)	(1,817)
Other, net	289	(1,153)	2,475

Net cash (used in) provided by financing activities	(40,881)	80,727	(26,106)

Effect of exchange rate changes on cash	1,084	(338)	121
Net increase (decrease) in cash and cash equivalents	2,594	179	(2,530)
Cash and cash equivalents:
Beginning of period	3,291	3,112	5,642

End of period	$5,885	$3,291	$3,112

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$28,789	$25,912	$22,752
Income taxes	(5,863)	7,702	8,751
Non-cash investing activities:
Accrued capital expenditures	653	1,506	4,006
Capital Lease	4,441	6,441	5,376
Non-cash financing activities:
Oaktree financing fees	—	6,750	—

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013, 2012 and 2011

(In thousands, except share and per share information unless otherwise noted)

(1) Organization and Basis of Presentation

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

Diamond reports its operating results on the basis of a fiscal year that starts August 1 and ends July 31. Diamond refers to the fiscal years ended July 31, 2010, 2011, 2012 and 2013, as “fiscal 2010,” “fiscal 2011,” “fiscal 2012” and “fiscal 2013”, respectively.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”). Certain prior period amounts in Note 13 to the Notes to the Consolidated Financial Statements have been reclassified to conform to the current period presentation. There was no impact to the totals for each prior period reclassification made.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition and accounts receivables, inventories, useful lives of property, plant and equipment, valuation of long-lived assets, intangible assets and goodwill, employee benefits, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for management’s judgments about the carrying values of assets and liabilities.

Certain Risks and Concentrations

The Company’s revenues are principally derived from the sale of snack products and culinary, in-shell and ingredient nuts. Significant changes in customer buying behavior could adversely affect the Company’s operating results. Sales to the Company’s largest customer accounted for approximately 16%, 18% and 15% of net sales in fiscal 2013, 2012 and 2011, respectively. Sales to the second largest customer accounted for approximately 9%, 12% and 11% of net sales in fiscal 2013, 2012 and 2011, respectively. No other single customer accounted for more than 10% of our net sales for fiscal 2013, 2012 or 2011.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the applicable local currency, the British pound. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date and for revenue and expense accounts using an average exchange in effect during the applicable period. The translation adjustments are deferred as a separate component of Stockholders’ equity in Accumulated other comprehensive income. Translation adjustments recognized in accumulated other comprehensive income were $4.6 million and $10.3 million as of July 31, 2013 and July 31, 2012, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include investment of surplus cash in securities (primarily money market funds) with maturities at date of purchase of three months or less. At July 31, 2013, we had a total of $5.9 million in cash and cash equivalents. Of this balance, $2.6 million was held in the United Kingdom in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital and expand operations.

Inventories

All inventories are accounted for at the lower of cost (first-in, first-out or weighted average) or market. The Company has entered into walnut purchase agreements with growers, under which they deliver their walnut crop to us during the fall harvest season, and pursuant to the walnut purchase agreements, the Company determines the price for this inventory after delivery and by the end of the fiscal year. This purchase price is determined by us based on our discretion provided in the agreements, taking into account market conditions, crop size, and quality and nut varieties, among other relevant factors. Since the ultimate purchase price to be paid will be determined subsequent to receiving the walnut crop, the Company estimates the final purchase price for our interim financial statements. Those interim estimates may subsequently change due to changes in the factors described above and the effect of the change could be significant. Any such changes in estimates are accounted for in the period of change by adjusting inventory on hand or cost of goods sold if the inventory is sold through.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of assets ranging from 30 to 39 years for buildings and ranging from 3 to 15 years for machinery, equipment and software.

Slotting and Other Contractual Arrangements

In certain situations, the Company pays slotting fees to retail customers to acquire access to shelf space. These payments are recognized as a reduction of sales. In addition, the Company makes payments pursuant to contracts that stipulate the term of the agreement, the quantity and type of products to be sold and other requirements. Payments pursuant to these agreements are capitalized and included in other current and long-term assets, and are amortized on a straight-line basis over the term of the contract. If no arrangement exists, the Company records payments as a reduction to gross sales to arrive at net sales.

Impairment of Long-Lived and Intangible Assets and Goodwill

Management reviews long-lived assets and certain identifiable intangible assets with finite lives for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, “Intangibles — Goodwill and Other,” or more often if there are indications of possible impairment.

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

For assets to be held and used, including acquired intangible assets and long-lived assets subject to amortization, the Company initiates a review whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in this process.

The Company tests its brand intangible assets not subject to amortization for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing brand intangibles for impairment, Diamond compares the fair value with the carrying value. The determination of fair value is based on the relief from royalty method, which models the cash flows from the brand intangibles assuming royalties were received under a licensing arrangement. This discounted cash flow analysis, using inputs such as forecasted future revenues attributable to the brand, assumed royalty rates and a risk-adjusted discount rate that approximates our estimated cost of capital. If the carrying value exceeds the estimated fair value, the brand intangible asset is considered impaired and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of the brand intangible asset. The Company performed the annual intangible asset impairment analysis as of June 30, 2013 and determined that there was a $36.0 million impairment charge related to the Kettle U.S. trade name.

The Company performs its annual goodwill impairment test required by ASC 350 as of June 30th of each year. As a result of the segment reporting changes for the period ended January 31, 2013, goodwill impairment will now be tested at the reporting units, which are the same as the operating segments. In fiscal 2012, the Company performed its goodwill impairment test at the single reporting unit. The fair value of each reporting unit will be calculated using a blend of the income and market approach. Goodwill impairment is indicated if the book value of the reporting unit exceeds its fair value, in which case the goodwill is written down to its estimated fair value. Major assumptions applied in an income approach, using a discounted cash flow analysis, include (i) forecasted growth rates and (ii) forecasted profitability, both of which are estimated based on consideration of historical performance and management’s estimate of future performance, and (iii) discount rates that are used to calculate the present value of future cash flows, which rates are derived based on our estimated weighted average cost of capital. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The major assumptions in the market approach include the selected multiples applied to certain operating statistics, such as revenues and income, as well as an estimated control premium. Considerable management judgment is necessary to evaluate the impact of operating changes and business initiatives in order to estimate future growth rates and profitability which is used to estimate future cash flows and multiples. For example, a significant change in promotional strategy or a shortfall in contracted walnut supply would have a direct impact on revenue growth and operating costs, which would have a direct impact on the profitability of the reporting units. Future business results could significantly impact the evaluation of our goodwill which could have a material impact on the determination of whether a potential impairment existed, and the size of any such impairment.

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

Promotion and Advertising Costs

Promotional allowances, customer rebates, coupons and marketing allowances are recorded at the time the related revenue is recognized and are reflected as reductions of sales. Annual volume rebates, promotion and marketing allowances are recorded based upon the terms of the arrangements. Coupon incentives are recorded at the time of distribution in amounts based on estimated redemption rates. The Company expenses advertising costs as incurred. Payments to reimburse customers for cooperative advertising programs are recorded in accordance with ASC 605-50, “Revenue Recognition — Customer Payments and Incentives.” Advertising expenses were $41.5 million in fiscal 2013, $37.9 million in fiscal 2012 and $45.0 million in fiscal 2011. Cooperative advertising expenses recorded within advertising expenses were $3.5 million, $5.8 million, and $6.2 million for fiscal 2013, 2012 and 2011, respectively.

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

Derivative Financial Instruments

Diamond accounts for the warrant issued as part of the Oaktree transaction as a freestanding derivative financial instrument. Diamond records derivative financial instruments at fair value in the Company’s consolidated balance sheet at the point the transaction is entered into and at the end of all subsequent reporting periods. On a quarterly basis, changes in the fair value of a derivative financial instrument are recorded in current period earnings.

Fair Value of Financial Instruments

The fair value of certain financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate the amounts recorded in the balance sheet because of the relatively short-term nature of these financial instruments. The fair value of notes payable and long-term obligations at the end of each fiscal period approximates the amounts recorded in the balance sheet based on information available to Diamond with respect to current interest rates and terms for similar financial instruments, except for the Oaktree investment.

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

Related Party Transactions

In fiscal 2013 and fiscal 2012, three and two members, respectively, of the Diamond Board of Directors were growers or affiliates of growers from whom Diamond purchased walnuts from in the ordinary course of business. In fiscal 2013, fiscal 2012 and fiscal 2011, costs associated with the acquisition of walnuts from these related parties were approximately $15.5 million for the 2012 crop, $4.7 million for the 2011 crop and $4.2 million for the 2010 crop respectively, of which $4.4 million and $1.2 million were included in payables as of July 31, 2013 and 2012, respectively.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company has adopted this guidance and it did not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This guidance requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income (OCI) in either a single continuous statement of comprehensive income or in two separate consecutive statements. The guidance does not change the components of OCI or when an item of OCI must be reclassified to net income, or the earnings per share calculation. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company has adopted this guidance and it did not have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the fair value of a reporting unit is less than its carrying amount, which may then allow a company to skip the annual two-step quantitative goodwill impairment test depending on the determination. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company has adopted this guidance, but has elected to continue to perform a quantitative impairment analysis rather than a qualitative analysis.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The new guidance provides the option to perform a qualitative assessment by applying a more likely than not scenario to determine whether the indefinite-lived intangible asset is impaired. This guidance is effective for indefinite-lived intangible asset impairment tests performed in interim and annual periods for fiscal years beginning after September 15, 2012. The Company has adopted this guidance, but has elected to continue to perform a quantitative impairment analysis rather than a qualitative analysis.

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The new guidance clarifies the scope of the offsetting disclosures and addresses any unintended consequences as a result of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company will adopt this guidance during fiscal 2014 and does not believe that the adoption will have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. The Company will adopt this guidance during fiscal 2014 and does not believe that the adoption will have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-011, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”. This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

(2) Financial Instruments

In July 2010, the Company entered into three interest rate swap agreements in accordance with Company policy to mitigate the impact of London Interbank Offered Rate (“LIBOR”) based interest expense fluctuations on Company profitability. These swap agreements, with a total hedged notional amount of $100 million, were entered into to hedge future cash interest payments associated with a portion of the Company’s variable rate bank debt. The Company has designated these swaps as cash flow hedges of future cash flows associated with its variable rate debt. All effective changes in the fair value of the designated swaps are recorded in other comprehensive income (loss) and are released to interest income or expense on a monthly basis as the hedged debt payments are accrued. Ineffective changes, if any, are recognized in interest income or expense immediately. For fiscal 2012, the Company recognized other comprehensive income of $0.6 million based on the change in fair value of the swap agreements and no hedge ineffectiveness for these swap agreements was recognized in interest income or expense over the same period. As of July 31, 2012, all swaps had matured.

In May 2012, Diamond closed an agreement to recapitalize its balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”). The Oaktree investment initially consisted of $225 million of newly-issued senior notes and a warrant to purchase approximately 4.4 million shares of Diamond common stock. Oaktree’s warrant became exercisable at $10 per share on March 1, 2013. The warrant is accounted for as a derivative liability and is remeasured at fair value each reporting period with gains and losses recorded in net income.

In July 2012, the Company entered into an interest rate cap agreement in accordance with Company policy to mitigate the impact of LIBOR-based interest expense fluctuations on Company profitability. This swap agreement had a total notional amount of $100 million and was entered into to mitigate the interest rate impact of the Company’s variable rate bank debt. The Company accounts for the interest rate cap as a non-hedging derivative.

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

For the quarterly period ended July 31, 2013, the Company sold 42 corn call options commodity derivatives. The amount of loss recognized in income associated with this sale was $0.1 million. As of July 31, 2013, the Company has 122 corn call option commodity derivatives.

The fair values of the Company’s derivative instruments as of July 31, 2013, and July 31, 2012 were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		2013	2012
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable and accrued liabilities	$—	$—
Interest rate contracts	Other liabilities	—	—
Foreign currency contracts	Accounts payable and accrued liabilities	—	—

Total derivatives designated as hedging instruments under ASC 815		$—	$—

Derivatives not designated as hedging instruments under ASC 815:
Commodity contracts	Prepaid and other current assets	$29	$483
Interest rate contracts	Other long-term assets	—	10
Foreign currency contracts	Accounts payable and accrued liabilities	—	—
Warrants	Warrant liability	(58,147)	(46,821)

Total derivatives not designated as hedging instrument under ASC 815		$(58,118)	$(46,328)

Total derivatives		$(58,118)	$(46,328)

The effects of the Company’s derivative instruments on the Consolidated Statements of Operations for fiscal 2013 and 2012 were as follows:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	2013	2012		2013	2012		2013	2012
Interest rate contracts	$—	$(4)	Interest expense	$—	$(585)	Interest expense	$—	$(148)
Foreign currency contracts	$—	—	Net sales	$—	—	Net sales	$—	—

Total	$—	$(4)		$—	$(585)		$—	$(148)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized in Income on Derivative	Amount of Income (Loss) Recognized in Income on Derivative
		2013	2012
Commodity contracts	Selling, general and administrative	$(235)	$192
Interest rate contracts	Interest expense	(9)	(43)
Foreign currency contracts	Interest expense	—	(10)
Warrants	Loss on warrant liability	(11,326)	(10,360)

Total		$(11,570)	$(10,221)

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s cash equivalents measured at fair value on a recurring basis were nil as of July 31, 2013. There were cash equivalents of $1.5 million as of July 31, 2012. These investments were classified as Level 1 based on quoted prices in active markets for identical assets, to value the cash equivalents.

The Company’s derivative assets (liabilities) measured at fair value on a recurring basis were $0 million and $0.5 million as of July 31, 2013 and 2012, respectively. The Company has elected to use the income approach to value the derivative liabilities, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments.

The Company’s warrant liability measured at fair value on a recurring basis was $58.1 million and $46.8 million as of July 31, 2013 and 2012, respectively. The Company has elected to use the income approach to value the warrant liability and uses the Black-Scholes option valuation model. This valuation is considered Level 3 due to the use of certain unobservable inputs. Inputs into the Black-Scholes model include: remaining term, stock price, strike price, maturity date, risk-free rate, and expected volatility. The significant Level 3 unobservable inputs used in the valuation are shown below:

	2013	2012
Expected volatility	45.60%	54.75%
Probability of Special Redemption	0.00%	0.00%

In applying the valuation model, small increases or decreases in the expected volatility could result in a significantly higher or lower fair value measurement. Based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur. The Company recognized a loss for fiscal 2013, related to the warrant liability due to changes in the fair value of the warrant.

The following is a reconciliation of activity for fiscal 2013 liabilities measured at fair value based on Level 3 inputs:

	Warrant Liability
	2013	2012
Beginning Balance	$(46,821)	$—
Transfers out of Level 3	—	—
Total gains or (losses) (realized/unrealized)
Included in earnings	(11,326)	(10,360)
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	(36,461)
Sales	—	—
Settlements	—	—

Ending Balance	$(58,147)	$(46,821)

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

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

The following table presents the carrying value and fair value of our outstanding Oaktree debt as of July 31, 2013:

	Year Ended July 31,		Year Ended July 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Note	121,266	150,295	103,295	103,203
Redeemable Note	89,660	75,147	81,686	51,601

The fair value of the notes was estimated using a discounted cash flow approach. The discounted cash flow approach uses a risk adjusted yield to present value the contractual cash flows of the notes. The fair value of the notes would be classified as Level 3 within the fair value measurement hierarchy. The Company applies a fair value method for accounting for the paid-in-kind interest on the Oaktree debt. Under this method, the Company adjusts the interest expense based on fair value of the Oaktree debt. Accordingly, while interest expense recognition on Oaktree debt would be at the contractual rate, the Company will account for the related interest expense based on the fair value of the Oaktree debt at every interest payment date and reporting period end.

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

In 2005, the Company began granting shares of restricted stock and stock options under the Plan. The shares of restricted stock vest over three, four or five-year periods. The stock options expire in ten years and vest over three, four or five years. As of July 31, 2013, options to purchase 1,457,076 shares of common stock were outstanding, of which 672,074 were exercisable. At July 31, 2013, the Company had 1,331,295 shares available for future grant under the Plan.

ASC 718, “Compensation — Stock Compensation,” requires the recognition of compensation expense in an amount equal to the fair value of share-based awards. Beginning with the Company’s adoption of ASC 718 in August 2005, the fair value of all stock options granted subsequent to August 1, 2005 is recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. The guidance requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period, generally three, four or five years from date of grant or award. The Company recorded total stock-based compensation expense of $4.1 million, $9.2 million, and $7.7 million for fiscal 2013, 2012 and 2011, respectively.

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

Assumptions used in the Black-Scholes model are presented below (for the year ended July 31):

	2013	2012	2011
Average expected life, in years	5.50-6.06	6	6
Expected volatility	52.99%-55.48%	49.59%	41.63%
Risk-free interest rate	0.83%- 1.69%	1.13%	2.10%
Dividend rate	0.00%	0.20%	0.34%

The following table summarizes option activity during fiscal 2013, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at July 31, 2010	1,452	21.11	6.4	$34,027
Granted	442	46.59
Exercised	(97)	18.61
Cancelled	(26)	38.61

Outstanding at July 31, 2011	1,771	27.34	6.3	$78,551
Granted	371	68.73
Exercised	(2)	27.94
Cancelled	(61)	57.33

Outstanding at July 31, 2012	2,079	33.85	5.8	$123

Granted	738	15.10
Exercised	(125)	16.20
Cancelled	(1,235)	33.61

Outstanding at July 31, 2013	1,457	26.06	6.9	$4,757

Exercisable at July 31, 2011	1,235	19.98	5.1	$63,756
Exercisable at July 31, 2012	1,448	24.36	4.5	$123
Exercisable at July 31, 2013	672	30.43	4.9	$1,220

The weighted average fair value of options granted during fiscal 2013, 2012 and 2011 was $7.81, $28.50 and $18.95, respectively. The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $0.3 million, $0.1 million and $3.0 million, respectively. The total fair value of options vested during fiscal 2013, 2012 and 2011 was $5.4 million, $4.8 million and $2.1 million, respectively.

Changes in the Company’s nonvested options during fiscal 2013 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at July 31, 2012	631	$23.00
Granted	678	$7.81
Vested	(284)	$19.05
Cancelled	(240)	$25.61

Nonvested at July 31, 2013	785	$10.51

As of July 31, 2013, there was $7.1 million of total unrecognized compensation cost net of forfeitures related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.9 years. Cash received from option exercises was $2.0 million, $0 million and $1.8 million for fiscal 2013, 2012 and 2011, respectively.

Restricted Stock Awards: Restricted stock activity during fiscal 2013, 2012 and 2011 is summarized as follows:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding at July 31, 2010	408	26.78	—	—
Granted	115	47.04	—	—
Vested	(115)	24.51	—	—
Cancelled	(15)	38.44	—	—

Outstanding at July 31, 2011	393	32.96	—	—
Granted	138	46.93	16	74.62
Vested	(125)	28.54	—	—
Cancelled	(26)	52.22	(3)	74.62

Outstanding at July 31, 2012	380	38.18	13	74.62
Granted	356	14.81	233	14.78
Vested	(179)	27.30	(2)	74.62
Cancelled	(150)	38.83	(26)	22.40

Outstanding at July 31, 2013	407	22.25	218	16.87

The total intrinsic value of restricted stock vested in fiscal 2013, 2012 and 2011 was $3.0 million, $7.6 million and $5.5 million, respectively.

As of July 31, 2013, there was $6.6 million of unrecognized compensation cost net of forfeitures related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.9 years. As of July 31, 2013, there was $2.6 million of unrecognized compensation cost net of forfeitures related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of 3.4 years. Cash used to settle stock awards were $0 million for fiscal 2013, 2012, and 2011.

(4) Earnings Per Share

ASC 260, “Earnings Per Share,” impacts the determination and reporting of earnings (loss) per share by requiring the inclusion of participating securities, which have the right to share in dividends, if declared, equally with common shareholders. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). ASC 260 also impacts the determination and reporting of earnings (loss) per share by requiring inclusion of the impact of changes in fair value of warrant liabilities, such as the Oaktree warrant liability described in Note 7 to the Notes to the Consolidated Financial Statements. Including these participating securities and changes in warrant liability in the Company’s earnings per share calculation has the effect of reducing earnings and increasing losses on both basic and diluted earnings (loss) per share.

The computations for basic and diluted earnings per share are as follows:

	Year Ended July 31,
	2013	2012	2011
Numerator:
Net income (loss)	$(163,232)	$(86,336)	$26,567
Less: income allocated to participating securities	—	—	(482)

Income (loss) attributable to common shareholders — basic	(163,232)	(86,336)	26,085
Add: undistributed income attributable to participating securities	—	—	412
Less: undistributed income reallocated to participating securities	—	—	(400)

Income (loss) attributable to common shareholders — diluted	$(163,232)	$(86,336)	$26,097

Denominator:
Weighted average shares outstanding — basic	21,813	21,692	21,577
Dilutive shares — stock options and warrant	—	—	656

Weighted average shares outstanding — diluted	21,813	21,692	22,233

Income (loss) per share attributable to common shareholders (1):
Basic	$(7.48)	$(3.98)	$1.21
Diluted	$(7.48)	$(3.98)	$1.17

(1)	Computations may reflect rounding adjustments.

Options to purchase 1,457,076, 2,079,535 and 1,771,253 shares of common stock were outstanding at July 31, 2013, 2012 and 2011, respectively. Because the Company was in a loss position for fiscal 2013 and fiscal 2012 stock options and restricted stock units outstanding were excluded in the computation of diluted earnings (loss) per share because their effect would be antidilutive. Additionally, as the Company was in a loss position and the change in the fair value of the warrant liability resulted in a loss for fiscal 2013 and fiscal 2012, a numerator adjustment was not made to the diluted earnings (loss) per share calculation.

Options to purchase 978,024, 776,184, and 87,500 shares of common stock were not included in the computation of diluted earnings per share for fiscal 2013, 2012, and 2011, respectively, because their exercise prices were greater than the average market price of Diamond’s common stock and therefore their effect would be antidilutive.

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

(6) Intangible Assets and Goodwill

The changes in the carrying amount of goodwill were as follows:

	Snacks	Nuts	Total
Balance as of August 1, 2011
Goodwill			$409,735
Accumulated impairment losses			—

			409,735

Goodwill acquired during the year
Impairment losses			—
Translation adjustments			(6,577)

Balance as of July 31, 2012
Goodwill			403,158
Accumulated impairment losses			—

			$403,158

Balance as of August 1, 2012
Goodwill	—	—	403,158
Accumulated impairment losses	—	—	—

			403,158

Goodwill acquired during the year	—	—	—
Impairment losses	—	—	—
Translation adjustments	(2,033)	—	(2,033)

Balance as of July 31, 2013
Goodwill	328,490	72,635	401,125
Accumulated impairment losses	—	—	—

	$328,490	$72,635	$401,125

Other intangible assets consisted of the following at July 31:

	2013	2012
Brand intangibles (not subject to amortization):	$297,577	$298,952
Intangible assets subject to amortization:
Customer contracts and related relationships	157,838	159,882

Total other intangible assets, gross	455,415	458,834

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(29,771)	(21,813)
Less asset impairments:
Brand intangibles	(36,000)	—
Customer contracts and related relationships	(1,560)	—

Total other intangible assets, net	$388,084	$437,021

Identifiable intangible asset amortization expense in each of the five succeeding years will amount to approximately $7.7 million. For fiscal 2013, 2012 and 2011, the amortization period for identifiable intangible assets was approximately 20 years with amortization expense of approximately $8.0 million, $8.0 million and $8.1 million recognized, respectively.

The Company also performed its 2013 annual impairment test of goodwill and non-amortizing intangible assets required by ASC 350 as of June 30, 2013. There was no goodwill impaired during fiscal 2013, 2012 and 2011. There were no non-amortizing assets impaired during fiscal 2012 and 2011. In fiscal 2013, the Company determined that the Kettle U.S. trade name within the Snacks segment was impaired based on a decrease in forecasted future revenues. The Company recorded a $36.0 million impairment charge within the asset impairment line on the consolidated statement of operations. The inputs used to measure the fair value of the Kettle U.S. trade name were largely unobservable, and accordingly, this measure was classified as Level 3. The fair value of the Kettle U.S. trade name was estimated based on the relief from royalty method, which models the cash flows from the brand intangibles assuming royalties were received under a licensing arrangement. This discounted cash flow analysis, uses inputs such as forecasted future revenues attributable to the brand, assumed royalty rates and a risk-adjusted discount rate that approximates the estimated cost of capital. The unobservable inputs used in this valuation included projected revenue growth rates, royalty rates, and the discount rate. The Company used a discount rate of 11%.

In fiscal 2013, the Company also recorded an intangible asset impairment charge of $1.6 million, within asset impairments, associated with customer contacts and related relationships. This impairment charge represents a write down of the total net book value of the intangible asset as of April 30, 2013, and is included within the Nuts reportable segment. This impairment charge was recognized as a result of management’s decision to cease production and shipment of products with the brand associated with these customer contracts and related relationships.

(7) Notes Payable and Long-Term Obligations

Long term debt outstanding as of July 31:

	2013	2012
Secured Credit Facility	$371,678	$403,204
Oaktree Debt	210,926	184,981
Guaranteed Loan	8,333	16,862

Total outstanding debt	590,937	605,047
Less: current portion	(5,860)	(5,449)

Total long-term debt	$585,077	$599,598

Net interest expense as of July 31 :

	2013	2012	2011
Secured Credit Facility	$29,811	$27,857	$23,771
Oaktree Debt	26,375	6,163	—
Guaranteed Loan	721	971	549
Interest income	(11)	(46)	(38)
Capitalized interest	(423)	(1,673)	(583)
Other	1,452	704	219

	$57,925	$33,976	$23,918

In February 2010, Diamond entered into an agreement (the “Secured Credit Agreement”) with a syndicate of lenders for a five-year $600 million secured credit facility (the “Secured Credit Facility”). Diamond’s Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved Diamond’s request for a $35 million increase in our revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved Diamond’s request for a $50 million increase in our revolving credit facility to $285 million, under the same terms. As a part of the Waiver and Third Amendment to its Secured Credit Facility (“Third Amendment”), the revolving credit facility was reduced from $285 million to $255 million in May 2012 and to $230 million in July 2013. As of July 31, 2013, the revolving credit facility had $230 million in capacity, of which $154 million was outstanding. The capacity under the revolving credit facility was decreased to $230 million effective July 31, 2013 and will decrease to $180 million effective January 31, 2014. In May 2012, Diamond made a $100 million pre-payment on the term loan facility as part of the Third Amendment. As of July 31, 2013, the term loan facility had $215 million in capacity, of which $215 million was outstanding. In addition, scheduled principal payments on the term loan facility were $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on May 25, 2015. For fiscal 2013, the blended interest rate for the Company’s consolidated borrowings, excluding the Oaktree debt, was 6.7%. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility.

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

In December 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $10.6 million was outstanding as of July 31, 2013. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds have been placed in an interest-bearing escrow account and will be made available as expenditures are approved for reimbursement. As the cash will be used to purchase non-current assets, such restricted cash has been classified as non-current on the balance sheet. In December 2012, the remaining balance within the escrow account was released back to the lender and was used to pay down the outstanding loan balance. Also, as part of the paydown, the Company paid a 4% prepayment penalty, which was recorded in interest expense.

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

The Oaktree investment initially consists of $225 million of newly-issued senior notes and a warrant to purchase approximately 4.4 million shares of Diamond common stock. The senior notes will mature in 2020 and bear interest at 12% per year that may be paid-in-kind at Diamond’s option for the first two years. Oaktree’s warrant became exercisable at $10 per share starting on March 1, 2013. The Oaktree agreements do not impose any covenants incremental to those under the Secured Credit Facility.

The Oaktree agreements provided that if Diamond secured a specified minimum supply of walnuts from the 2012 crop and achieved profitability targets for its nut businesses for the six-month period ended January 31, 2013, the warrant would be cancelled and Oaktree would have had the ability to exchange $75 million of the senior notes for convertible preferred stock of Diamond (the “Special Redemption”). The convertible preferred stock would have had an initial conversion price of $20.75, which represented a 3.5% discount to the closing price of Diamond common stock on April 25, 2012, the date that the Company entered into its commitment with

Oaktree. The convertible preferred stock would have paid a 10% dividend that would be paid in-kind for the first two years. The warrant is accounted for as a derivative liability with gains or losses included in (gain) loss on warrant liability in the Company’s Statements of Operations. Based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur.

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

On May 22, 2012, Diamond entered into the Waiver and Third Amendment to its Secured Credit Facility (“Third Amendment”) which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief until October 31, 2013. At that time, these covenants will become applicable at revised levels set forth in the amendment (initially 4.70 to 1.00 for the Consolidated Senior Leverage Ratio declining each quarter, ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014, and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio). The Third Amendment included a new covenant requiring that Diamond have at least $20 million of cash, cash equivalents and revolving credit availability at all times beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments from $10 million to $0.9 million. The Third Amendment also amends the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over the London Interbank Offered Rate (“LIBOR”) and the base rate at which loans under the Secured Credit Agreement bear interest). Under the Third Amendment, initially, Eurodollar rate loans bore interest at 5.50% plus the LIBOR for the applicable loan period, and base rate loans bore interest at 450 basis points plus the highest of (i) the Federal Funds Rate plus 50 basis points, (ii) the Prime Rate, (iii) Eurodollar Rates plus 100 basis points. The LIBOR rate is subject to a LIBOR floor, initially 125 basis points (the “LIBOR Floor”). The applicable rate will decline if and when Diamond achieves reductions in its ratio of senior debt to EBITDA. The Third Amendment also eliminated the requirement that proceeds of future equity issuances be applied to repay outstanding loans, and waived certain covenants in connection with Diamond’s restatement of its consolidated financial statements. As of July 31, 2013, the Company was compliant with financial and reporting covenants.

(8) Balance Sheet Items

Inventories consisted of the following at July 31:

	2013	2012
Raw materials and supplies	$29,825	$63,684
Work in process	28,058	33,495
Finished goods	57,573	68,529

Total	$115,456	$165,708

Accounts payable and accrued liabilities consisted of the following at July 31:

	2013	2012
Accounts payable	$75,833	$84,324
Securities litigation settlement	96,129	—
Accrued salaries and benefits	16,087	13,872
Accrued promotion	18,883	21,927
Accrued taxes	9,160	4,952
Other	4,450	5,548

Total	$220,542	$130,623

(9) Property, Plant and Equipment

Property, plant and equipment consisted of the following at July 31:

	2013	2012
Land and improvements	$9,823	$9,638
Buildings and improvements	56,745	51,556
Machinery, equipment and software	214,294	169,211
Construction in progress	2,024	26,236
Capital leases	14,420	11,790

Total	297,306	268,431
Less accumulated depreciation	(163,145)	(119,830)
Less accumulated amortization	(1,936)	(1,657)

Property, plant and equipment, net	$132,225	$146,944

For fiscal 2013, 2012 and 2011, depreciation expense was $25.6 million, $20.3 million and $20.0 million, respectively.

During the fiscal 2012, Diamond recorded asset impairment charges of $10.1 million associated with equipment that either is not currently being utilized or will not be utilized for its remaining useful life. The fair value of the equipment was determined utilizing third party quotes and a discounted cash flow analysis.

During fiscal 2013, the Company accelerated the remaining useful lives of leasehold and building improvement assets at the Fishers facility. Refer to Note 10 to the Notes to the Consolidated Financial Statements for further discussion on the Fishers facility closure.

(10) Fishers Facility Closure

On October 25, 2012, Diamond announced a plan to consolidate its manufacturing operations within the Nuts reportable segment, and to close its facility in Fishers, Indiana. Certain manufacturing equipment at Fishers has been relocated to Diamond’s facility in Stockton, California. During fiscal 2012, Diamond recorded asset impairment charges of $10.1 million associated with Fishers equipment that was not moved to the Stockton facility. The fair value of the equipment was determined by management utilizing a combination of price quotes and a discounted cash flow analysis. Within selling, general and administrative expenses, the Company recorded severance expense for the twelve months ended July 31, 2013, of $1.2 million related to Fishers employees. The Company has made payments of $1.0 million related to severance expense in the twelve months ended July 31, 2013.

In fiscal 2013, the Company accelerated the remaining useful lives of leasehold and building improvement assets at the Fishers facility to correspond with the estimated cease use date, and recorded additional depreciation expense of $0.9 million, respectively, within selling, general and administrative expenses. In fiscal 2013, the Company also classified approximately $0.7 million of assets as held for sale. The Company sold these assets in fiscal 2013 for a gain of $0.3 million.

The Company recorded an additional charge of $4.9 million associated with the Fishers facility future lease obligations in the third quarter of fiscal 2013 when the cease-use date occurred, within selling, general and administrative expenses. This charge included an estimate of sublease rental income. The future cash lease and maintenance related payments made by the Company will reduce this liability. As of July 31, 2013 the Company has outstanding $4.6 million associated with the Fishers facility future lease obligation. As of July 31, 2013, the exit of the Fishers facility is complete.

(11) Income Taxes

The components of income (loss) before income taxes, by tax jurisdiction, are as follows for the fiscal years ended July 31:

	2013	2012	2011
United States	$(152,337)	$(65,182)	$42,269
Foreign	(23,852)	(19,431)	(12,599)

Total	$(176,189)	$(84,613)	$29,670

Income tax expense consisted of the following for the fiscal years ended July 31:

	Year Ended July 31,
	2013	2012	2011
Current
Federal	$(1,379)	$(2,388)	$7,250
State	(4)	813	785
Foreign	(162)	(5,363)	5,600

Total current	(1,545)	(6,938)	13,635

Deferred
Federal	(9,231)	(768)	(3,389)
State	(740)	13,624	(2,719)
Foreign	(1,441)	(4,195)	(4,424)

Total deferred	(11,412)	8,661	(10,532)

Total tax provision	$(12,957)	$1,723	$3,103

A reconciliation of the statutory federal income tax rate of 35% to Diamond’s effective income tax rate is as follows for the fiscal years ended July 31:

	2013	2012	2011
Federal tax at statutory rate	$(61,666)	$(29,615)	$10,385
State tax, net of federal benefit	(530)	9,580	(255)
Net tax benefit of earnings at lower rates	(9,106)	(9,727)	(10,489)
Accrual for uncertain tax positions	(1,458)	(6,382)	7,507
Compensation	(428)	258	897
Financing related	7,610	7,582	—
Domestic production activities deduction	—	—	(600)
Impact of tax law changes	—	(2,453)	(3,972)
Impact of valuation allowance	52,124	31,937	—
Changes in estimates	191	315	300
Other	306	228	(670)

Income taxes (benefit)	$(12,957)	$1,723	$3,103

Applicable U.S. income taxes have not been provided on approximately $61.1 million of undistributed earnings of certain foreign subsidiaries at July 31, 2013, because these earnings are considered indefinitely reinvested. The net federal income tax liability that would arise if these earnings were not indefinitely reinvested is approximately $21.4 million. Applicable U.S. income taxes are provided on these earnings in the periods in which they are no longer considered indefinitely reinvested.

With respect to the Company’s stock option plans, realized tax benefits in excess of tax benefits recognized in net earnings are recorded as increases to additional paid-in capital. Excess tax benefits realized and recorded to additional paid-in capital were nil for fiscal 2013 and 2012 and $1.4 million for fiscal 2011. The Company had unrecorded excess stock option tax benefits of $1.5 million as of July 31, 2013, which will be credited to additional paid-in-capital when such amounts reduce cash taxes payable.

The tax effect of temporary differences and net operating losses which give rise to deferred tax assets and liabilities consist of the following as of July 31:

	Year Ended July 31,
	2013	2012
Deferred tax assets:
Current:
Inventories	$536	$1,528
Receivables	131	149
Accruals	1,952	4,208
Compensation	2,085	2,583
State tax	113	99
Litigation Settlement	4,194	—
Other	87	(11)

Subtotal	9,098	8,556
Valuation Allowance	(8,416)	(4,900)

Total current	$682	$3,656

Non-current:
Litigation Settlement	32,460	—
State tax credits	8,346	7,883
Retirement benefits	2,224	4,092
Other comprehensive income	572	2,866
Net Operating Loss	75,880	38,191
Employee stock compensation benefits	5,253	5,790
Other	1,071	1,953

Subtotal	125,806	60,775
Valuation Allowance	(90,890)	(39,732)

Total non-current	$34,916	$21,043

Deferred tax liabilities:
Current
Litigation Settlement	$3,813	$—

Total Current	$3,813	$—

Non-current:
Property, plant and equipment	12,365	10,783
Intangibles	114,968	127,104
Unremitted Earnings	7,602	7,883
Other	6,748	1,150

Total non-current	141,683	146,920

Total deferred taxes, net	$(109,898)	$(122,221)

Composed of:
Net current deferred taxes	$(3,131)	$3,656
Net non-current deferred taxes	(106,767)	(125,877)

Total deferred taxes, net	$(109,898)	$(122,221)

Valuation allowances have been provided to reduce deferred tax assets to amounts considered recoverable. The Company’s valuation allowance was $99.3 million as of July 31, 2013 and $44.6 million as of July 31, 2012. In the three months ended April 30, 2012 as a result of cumulative losses, the Company concluded that a valuation allowance was required on certain US and state deferred tax assets (principally NOL’s and California EZ credits) because it was management’s assessment that it was no longer more likely than not that those assets could be realized. The valuation allowances may be reversed in a future period when facts and circumstances indicate that it is more likely than not that the particular deferred tax asset can be realized.

As of July 31, 2013, the Company had $185.0 million of cumulative federal tax loss carryforwards and $162.6 million of cumulative state tax loss carryforwards. The federal loss carry forward will expire in fiscal 2032 if not used prior to that time. The state tax loss carryforwards will expire beginning fiscal 2017 through fiscal 2032. As a result of certain realization requirements of ASC 718, the table of deferred tax asset and deferred tax liabilities shown above does not include certain deferred tax assets as of July 31, 2013 and 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $1.5 million if and when such deferred tax assets are ultimately realized. The Company uses tax ordering rules for purposes of determining when excess tax benefits have been realized.

The state tax credits of $14.0 million are California Enterprise Zone Credits which begin to expire in fiscal 2023, and $0.2 million of California Research and Development Credits, which have no expiration date.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	2013	2012	2011
Balance, beginning of year	$3,927	$14,260	$5,454
Tax position related to current year:
Additions	884	359	7,977
Tax positions related to prior years:
Additions	1,125	518	840
Reductions	(2,392)	(11,210)	(11)
Settlements	—	—	—
Statute of limitations closures		—	—

Balance, end of year	$3,544	$3,927	$14,260

Included in the balance of unrecognized tax benefits at July 31, 2013, July 31, 2012 and July 31, 2011, respectively, are potential benefits of $0.7 million, $0.6 million, and $9.1 million respectively, which if recognized, would affect the effective tax rate on earnings.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company accrued $0.1 million, $0.2 million and $0.1 million, net of federal benefit, in interest and $0 million, $0 million, and $0.1 million in penalties associated with uncertain tax positions for each fiscal 2013, 2012 and 2011.

In the twelve months following July 31, 2013, audit resolutions, lapse of statute of limitations, and filing the amended returns could potentially reduce total unrecognized tax benefits by up to $1.4 million.

The Company files income tax returns in the U.S. federal and various states, local and foreign jurisdictions, primarily in the United Kingdom. The Company’s U.S. federal and state income tax returns for fiscal 2006 through fiscal 2012 and the Company’s United Kingdom tax returns for fiscal 2011 and 2012 remain open to examination.

(12) Commitments and Contingencies

In November 2011 and December 2011, various putative shareholder class action and derivative complaints were filed in federal and state court against Diamond and certain current and former Diamond directors and officers.

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits allege that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from P&G. On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On March 20, 2012, the court appointed a lead plaintiff, and on June 13, 2012, the court appointed lead counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and its former independent auditor as defendants. The amended complaint purports to allege claims covering the period from October 5, 2010 through February 8, 2012, and seeks compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. On September 28, 2012, Diamond moved to dismiss the action. On November 30, 2012, the court denied Diamond’s motion allowing the matter to proceed with respect to Diamond and the former executive officers, and dismissed claims against Diamond’s former independent auditor with leave to amend. On December 21, 2012, Diamond and the former executive officers filed answers to the amended complaint. On May 6, 2013, the court certified a class in the consolidated action. Thereafter, the parties reached a proposed agreement subject to final court approval, to settle the action. On August 21, 2013, a motion for preliminary approval of the settlement was filed which was granted on September 26, 2013. A final approval hearing is currently scheduled for January 9, 2014. Pursuant to the terms of the preliminarily approved settlement, Diamond would pay a total of $11.0 million in cash and issue 4.45 million shares of common stock to a settlement fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired Diamond stock between October 5, 2010 and February 8, 2012, inclusive. A portion of the $11.0 million in cash would be funded by Diamond’s insurers. The total amount of director and officer liability coverage available under Diamond’s insurance policies is $30 million. As of July 31, 2013, insurers had paid approximately $12.9 million in insurable expenses. As of July 31, 2013, Diamond had recorded a $15.5 million receivable, $12.1 million which will be used for the settlement and other legal expenses and $3.4 million for the shareholder derivative settlement. In addition, Diamond expects to receive $1.6 million related to the shareholder derivative settlement in the first quarter of fiscal 2014 which will be recorded as a gain. Pursuant to the preliminary approval motion, the estimated value of the 4.45 million shares of Diamond’s common stock was valued at $85.1 million based on the closing market price of Diamond’s common stock on the day before the preliminary approval motion was filed, August 20, 2013. The value of the 4.45 million shares of common stock at July 31, 2013 was $90.7 million. With respect to the 4.45 million shares, Diamond would have the ability to privately place, or conduct a public offering of, the shares with the consent of the lead plaintiff and its counsel, prior to distribution of the settlement fund. In that event, the settlement fund would include the proceeds of the offering in lieu of the settlement shares. Refer to Note 17 to the Notes to the Consolidated Financial Statements.

In re Diamond Foods Inc., Shareholder Derivative Litigation

Beginning on November 14, 2011, three putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond Foods and naming certain executive officers and the members of Diamond’s board of directors as individual defendants. On January 17, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Shareholder Derivative Litigation and appointed co-lead counsel. On February 16, 2012 plaintiffs filed their consolidated complaint, naming certain current and former executive officers and members of Diamond’s board, and Diamond’s former independent auditor, as individual defendants. The consolidated complaint arises from the same or similar alleged facts as alleged in the federal securities action and the federal derivative litigation (discussed in the next paragraph below), and purported to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and against the former independent auditor for professional negligence and breach of contract. The suit seeks the recovery of unspecified damages allegedly sustained by Diamond, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, the recovery of plaintiff’s attorney’s fees and other relief. On August 20, 2012, Diamond filed a demurrer seeking to dismiss the action. On October 23, 2012, the court sustained Diamond’s demurrer with leave to amend the complaint excluding the gross mismanagement claim, which the court sustained with prejudice. Following mediation efforts, an agreement in principle to settle all derivative claims on behalf of Diamond was reached by plaintiffs and the current and former executive officers and members of Diamond’s board. The agreement also sought to resolve certain litigation demands by various shareholders of Diamond Foods, as well as the Astor BK Realty Trust v. Diamond Foods, Inc. action pending in the Court of Chancery for the State of Delaware pursuant to 8 Del. C. §220. On May 29, 2013, plaintiffs filed a motion for preliminary approval of the settlement. On June 14, 2013, the court preliminarily approved the settlement. On August 19, 2013, the court entered an order granting final approval of the settlement and judgment was entered the same day. As part of the settlement, Diamond’s insurers were required to pay Diamond $5.0 million, of which $3.4 million was reimbursement of fees to be paid by Diamond to plaintiffs’ attorneys. These fees were recorded as a liability as of July 31, 2013 with a corresponding receivable from the insurers. $1.6 million of the $5.0 million settlement will be recorded as a gain in the first quarter of fiscal 2014. On September 23, 2013 a Notice of Appeal was filed by one of the plaintiffs in the dismissed federal derivative case, In re Diamond Foods, Inc., Derivative Litigation.

In re Diamond Foods, Inc., Derivative Litigation

Beginning on November 28, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming certain current and former executive officers and members of Diamond’s board of directors as individual defendants. On February 16, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint on March 1, 2012, again naming certain current and former executive officers and members of Diamond’s board of directors as individual defendants, and also adding Diamond’s former independent auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010 and on or about September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and, against Diamond’s former independent auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. On April 16, 2012, Diamond moved to dismiss the action. On May 29, 2012, the court granted Diamond’s motion and dismissed the action with prejudice, based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ Section 14(a) claims. The court entered judgment in favor of Diamond the same day. On June 4, 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 29, 2012 order granting Diamond’s motion to dismiss. On October 12, 2012, the appellant filed its opening brief. Diamond filed his answering brief on November 27, 2012 and appellant filed his reply brief on December 28, 2012.

Astor BK Realty Trust v. Diamond Foods, Inc.

On February 22, 2012, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of Diamond’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. On August 26, 2013, in connection with the settlement of the shareholder derivative claims in In re Diamond Foods Inc., Shareholder Derivative Litigation, the action was dismissed with prejudice.

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

At July 31, 2013, the Company had $4.8 million of letters of credit outstanding related to normal business transactions and commitments of $1.2 million to purchase new equipment.

Operating lease expense for the fiscal 2013, 2012 and 2011 were $5.3 million, $5.5 million and $4.7 million, respectively.

At July 31, 2013, future minimum payments under non-cancelable operating leases (primarily for real property) were as follows:

Operating Leases
2014	$4,910
2015	4,101
2016	2,991
2017	2,577
2018	2,511
Thereafter	7,059

Total	$24,149

At July 31, 2013, future minimum payments under non-cancelable capital leases (primarily for real property) were as follows:

Capital Leases
2014	$3,156
2015	3,156
2016	3,156
2017	3,083
2018	1,503
Thereafter	1,465

Total minimum payments	15,519
Less amount representing interest	(2,334)

Present value of capital lease obligations	$13,185

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

The Company’s net sales and gross profit by segment for the fiscal 2013, 2012 and 2011 were as follows:

	Year ended July 31,
	2013	2012	2011
Net sales
Snacks	$437,955	$425,175	$403,701
Nuts	426,057	556,243	562,987

Total	$864,012	$981,418	$966,688

Gross profit
Snacks	$152,133	$128,122	$131,807
Nuts	53,390	51,599	84,672

Total	$205,523	$179,721	$216,479

Net sales by channel/product were as follows for fiscal 2013, 2012, and 2011 were as follows:

	Year Ended July 31,
	2013	2012	2011
Snacks	$437,955	$425,175	$403,701
Retail Nuts	365,178	473,402	413,136

Total Retail	803,133	898,577	816,837

Non-Retail International Nuts	37,993	51,208	119,017
North American Ingredient Nuts/Food Service Nuts Other	22,886	31,633	30,834

Total Non-Retail	$60,879	$82,841	$149,851

Total Net Sales	$864,012	$981,418	$966,688

The geographic distributions of the Company’s net sales for the fiscal years ended July 31 were as follows:

	2013	2012	2011
United States	$659,110	$754,966	$676,829
Europe	134,557	141,670	161,365
Other	70,345	84,782	128,494

Total	$864,012	$981,418	$966,688

The geographic distributions of the Company’s long-lived assets as of July 31 were as follows:

	2013	2012
United States	$103,364	$116,273
United Kingdom	28,861	30,671

Total	$132,225	$146,944

(14) Valuation Reserves and Qualifying Accounts

	Beginning of Period	Additions charged to Costs and Expenses	Deductions from Reserves (1)	End of Period
Allowance for Doubtful Accounts
Year ended July 31, 2011	$606	$55	$(19)	$642
Year ended July 31, 2012	642	(165)	—	477
Year ended July 31, 2013	477	—	(48)	429
Deferred Tax Asset Valuation Allowance
Year ended July 31, 2011	$—	$—	$—	$—
Year ended July 31, 2012	—	44,632	—	44,632
Year ended July 31, 2013	44,632	54,674	—	99,306

(1)	Deductions from reserves include asset write-offs and/or recoveries.

(15) Retirement Plans

Diamond provides retiree medical benefits and sponsors one defined benefit pension plan. The defined benefit plan is a qualified plan covering all bargaining unit employees. Diamond uses a July 31 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Any employee who joined the Company after January 15, 1999 is not entitled to retiree medical benefits. The nonqualified plan was terminated in fiscal 2013 and all benefits were distributed in December 2012. There are no obligations as of July 31, 2013.

In March 2010, the Company determined that the defined benefit pension plan for the bargaining unit employees would be frozen at July 31, 2010 in conjunction with the execution of a new union contract. This amendment was accounted for in accordance with ASC 715, “Compensation—Retirement Benefits.”

Obligations and funded status of the remaining benefit plans at July 31 were:

	Pension Benefits		Other Benefits
Change in Benefit Obligation	2013	2012	2013	2012
Benefit obligation at beginning of year	$30,637	$26,868	$1,996	$2,269
Service cost	—	97	63	62
Interest cost	908	1,323	62	104
Plan participants’ contributions	—	—	13	19
Plan amendments	—	—	—	—
Actuarial loss (gain)	(4,366)	2,838	(296)	(371)
Benefits paid	(5,976)	(489)	(80)	(87)

Benefit obligation at end of year	$21,203	$30,637	$1,758	$1,996

	Pension Benefits		Other Benefits
Change in Plan Assets	2013	2012	2013	2012
Fair value of plan assets at beginning of year	$14,671	$14,451	$—	$—
Actual return on plan assets	1,652	709	—	—
Employer contribution	5,440	—	67	68
Plan participants’ contributions	—	—	13	19
Benefits paid	(5,976)	(489)	(80)	(87)

Fair value of plan assets at end of year	$15,787	$14,671	$—	$—

Funded status at end of year	$(5,416)	$(15,966)	$(1,758)	$(1,996)

Assets (liabilities) recognized in the consolidated balance sheet at July 31 consisted of:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Current liabilities	$—	(5,865)	$(146)	$(106)
Noncurrent liabilities	(5,416)	(10,101)	(1,612)	(1,890)

Total	$(5,416)	$(15,966)	$(1,758)	$(1,996)

Amounts recognized in accumulated other comprehensive income (pre-tax) as of July 31 consisted of:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Net loss (gain)	$5,771	$12,026	$(4,270)	$(4,686)
Prior service cost	—	—	—	—

Total	$5,771	$12,026	$(4,270)	$(4,686)

The accumulated benefit obligation for all defined benefit pension plans was $21.2 million and $30.6 million at July 31, 2013 and 2012.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of July 31 was as follows:

	2013	2012
Projected benefit obligation	$21,203	$30,637
Accumulated benefit obligation	21,203	30,637
Fair value of plan assets	15,787	14,671

Components of net periodic benefit cost (income) for the fiscal years ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$—	$97	$79	$63	$62	$65
Interest cost	908	1,323	1,258	62	104	107
Expected return on plan assets	(1,006)	(1,134)	(1,031)	—	—	—
Amortization of prior service cost	—	16	16	—	—	—
Amortization of net (gain) loss	723	782	643	(712)	(771)	(795)
Settlement cost	520	—	—	—	—	—
Curtailment cost	—	71	—	—	—	—

Net periodic benefit cost / (income)	$1,145	$1,155	$965	$(587)	$(605)	$(623)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0 million and nil, respectively. The estimated net gain and prior service cost for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0 million and nil, respectively.

For calculation of retiree medical benefit cost, prior service cost is amortized on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants. For calculation of net periodic pension cost, prior service cost is amortized on a straight-line basis over the average remaining years of service of the active plan participants.

Assumptions

Weighted-average assumptions used to determine benefit obligations at July 31 were as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.70%	3.09%	5.00%	4.00%	3.20%	4.70%
Rate of compensation increase	N/A	N/A	5.50	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal years ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	3.09%	5.00%	5.28%	3.20%	4.70%	5.00%
Expected long-term return on plan assets	7.00	8.00	8.00	N/A	N/A	N/A
Rate of compensation increase	N/A	5.50	5.50	N/A	N/A	N/A

The expected long-term rate of return on plan assets is based on the established asset allocation.

Assumed trend rates for medical plans were as follows:

	2013	2012	2011
Health care cost trend rate assumed for next year	8.50%	8.75%	9.00%
Rate to which the cost trend rate assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year the rate reaches ultimate trend rate	2028	2028	2028

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$18	$(15)
Effect on post-retirement benefit obligation	165	(144)

Plan Assets

Effective July 31, 2010, Diamond adopted the provisions of ASU No. 2010-06 on employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The fair values of the Company’s pension plan assets by asset category were as follows (refer to Note 2 to the Notes to the Consolidated Financial Statements for description of levels):

The fair value of pension plan assets by asset category are as follows:

	Fair Value Measurements at July 31, 2013
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$281	$—	$281	$—
Mutual funds — equity:
Domestic	5,793	5,793	—	—
International	2,185	2,185	—	—
Mutual funds — debt:
Government	1,626	1,626	—	—
Corporate	5,402	5,402	—	—
Other	500	500	—	—

Total	$15,787	$15,506	$281	$—

	Fair Value Measurements at July 31, 2012
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$317	$—	$317	$—
Mutual funds — equity:
Domestic	5,602	5,602	—	—
International	1,978	1,978	—	—
Mutual funds — debt:
Government	2,078	2,078	—	—
Corporate	4,039	4,039	—	—
Other	657	657	—	—

Total	$14,671	$14,354	$317	$—

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

Cash Flows

Estimated future benefit payments, which reflect expected future service, as appropriate, expected to be paid are as follows:

	Pension Benefits	Other Benefits
2014	650	146
2015	727	136
2016	745	127
2017	769	101
2018	807	121
2019 — 2023	5,026	707

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

Defined Contribution Plan

The Company also recognized defined contribution plan expenses of $1.8 million, $1.8 million and $1.4 million for the fiscal 2013, 2012 and 2011, respectively.

(16) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended July 31, 2013
Net sales	$258,462	$220,844	$184,905	$199,801
Gross profit (1)	58,546	50,569	43,350	53,058
Operating expenses (2)	54,742	25,935	45,230	197,880
Net income (loss)	(10,729)	10,141	(15,582)	(147,062)
Basic earnings (loss) per share	(0.49)	0.46	(0.71)	(6.71)
Basic shares (in thousands)	21,753	21,781	21,819	21,905
Diluted earnings (loss) per share	(0.49)	(0.37)	(0.71)	(6.71)
Diluted shares (in thousands)	21,753	23,215	21,819	21,905

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended July 31, 2012
Net sales	$287,393	$262,351	$207,685	$223,989
Gross profit	61,307	41,922	34,228	42,264
Operating expenses (3)	59,385	58,033	51,796	61,144
Net income (loss)	10,801	(20,184)	(44,017)	(32,936)
Basic earnings (loss) per share	0.49	(0.93)	(2.02)	(1.52)
Basic shares (in thousands)	21,668	21,724	21,752	21,733
Diluted earnings (loss) per share	0.47	(0.93)	(2.02)	(1.52)
Diluted shares (in thousands)	22,567	21,724	21,752	21,733

(1)	A change in the cost of inventories sold during the previous quarters in the fiscal year results in a pre-tax increase or decrease in cost of sales. Diamond routinely revises its estimate for expected walnut costs to reflect changes in market conditions and other factors. In the quarter ended July 31, 2013, the prior period cost of sales adjustment for changes in walnut prices was $0.4 million. This was the result of a reduction in walnut prices in the fourth quarter of fiscal 2013 due to a credit from the Walnut Marketing Board. There were no such changes in estimates in the quarters ended January 31, 2013 and April 30, 2013.
(2)	In the fourth quarter of fiscal 2013, the Company recorded settlement costs associated with the private securities class action in the aggregate amount of $96.1 million. Refer to Note 17 to the Notes to the Consolidated Financial Statements for further detail. Additionally, the Company recorded asset impairment charges of $37.6 million related to brand intangibles and customer contracts and related relationships. Refer to Note 6 to the Notes to the Consolidated Financial Statements.
(3)	Includes acquisition and integration related expenses of $0.7 million, $11.3 million, $12.1 million and $17.2 million for the quarters ended July 31, 2012, April 30, 2012, January 31, 2012 and October 31, 2011, respectively.

(17) Subsequent Events

On August 21, 2013, the Company reached a proposed agreement, preliminary approval of which was granted on September 26, 2013, to settle the private securities class action that is pending against the Company and two of its former officers. A final approval hearing is currently scheduled for January 9, 2014. Under the terms of the preliminarily approved settlement, Diamond would pay a total of $11.0 million in cash and issue 4.45 million shares of common stock to a settlement fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired Diamond stock between October 5, 2010 and February 8, 2012. The shares will be included within the Company’s earnings per share calculation in the first fiscal quarter of 2014. A portion of the $11.0 million in cash would be funded by Diamond’s insurers. Pursuant to the preliminary approval motion, the estimated value of the 4.45 million shares of Diamond’s common stock was valued at $85.1 million based on the closing market price of Diamond’s common stock on the day before the preliminary approval motion, August 20, 2013. The value of the 4.45 million shares of common stock at July 31, 2013 was $90.7 million. With respect to the 4.45 million shares, Diamond would have the ability to privately place, or conduct a public offering of, the shares with the consent of the lead plaintiff and its counsel, prior to distribution of the settlement fund. In that event, the settlement fund would include the proceeds of the offering in lieu of the settlement shares. Until the settlement shares are distributed, the liability associated with the agreement to issue the settlement shares will be adjusted from period to period based on changes in the Company’s stock price, with the effect of the change included in the Company’s statement of operations.

The aggregate settlement liability of $96.1 million was recognized by the Company in the fourth fiscal quarter and included a cash settlement of $11.0 million and a stock settlement valued at $85.1 million at the close of the stock market on August 20, 2013 as set forth in the settlement preliminary approval motion. The total amount of director and officer liability coverage available under Diamond’s insurance policies is $30 million. As of July 31, 2013, insurers had paid approximately $12.9 million in insurable expenses. As of July 31, 2013, Diamond had recorded a $15.5 million receivable, $12.1 million which will be used for the settlement and other legal expenses and $3.4 million for the shareholder derivative settlement. In addition, Diamond expects to receive $1.6 million related to the shareholder derivative settlement in the first quarter of fiscal 2014 which will be recorded as a gain. The provision for settlement costs will be adjusted to reflect changes in the fair value of the securities until they are issued following final court approval of the Amended Stipulation of Settlement. A portion of the cash piece of the settlement will be paid by insurance. The additional shares of common stock would be antidilutive to the earnings per share calculation as of August 20, 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to our principal officers as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and Chief Financial Officer (CFO) concluded that, due to the material weaknesses in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of July 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the three months ended July 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Company management is responsible for establishing and maintaining adequate internal control over financial reporting (as is defined in the Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting has inherent limitations and may not prevent or detect all misstatements. Therefore, even if determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and the preparation of our financial statements. We used the framework set forth in “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting as of July 31, 2013. Based on that evaluation, our management determined that material weaknesses in our internal control over financial reporting existed as of July 31, 2013, as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2013. We have reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. The material weaknesses in our internal control over financial reporting as of July 31, 2013 were:

•

Complex and Non-routine Transactions — We did not maintain effective controls over the accounting for complex and non-routine transactions. Specifically, we did not utilize sufficient technical accounting capabilities related to complex and non-routine transactions.

•

Journal Entries — We did not design and maintain effective controls over manual journal entries. Specifically, some key accounting personnel had the ability to both prepare and post manual journal entries without an independent review by someone without the ability to prepare and post journal entries.

The complex and non-routine transactions material weakness resulted in audit adjustments related to currency translation associated with the allocation of goodwill to reporting units resulting from a change in segments, impairment of a long-lived intangible asset resulting from facility closure, classification of restricted cash on the consolidated statement of cash flows and the restatement of the Company’s condensed consolidated financial statements for the three and six months ended January 31, 2013 to correct diluted earnings (loss) per share. The journal entry material weakness did not result in any audit adjustments or misstatements. Additionally, these material weaknesses could result in misstatements of the consolidated financial statements that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, which audited our consolidated financial statements, has issued a report on the effectiveness of our internal control over financial reporting as of July 31, 2013, as stated in their report which appears under Item 8.

Remediation Efforts

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended July 31, 2012, material weaknesses in our internal control over financial reporting relating to the control environment, walnut grower accounting, and accounts payable and accrued expenses. Management has concluded these material weaknesses were remediated as of July 31, 2013, based on the testing and evaluation of the effectiveness of our remediation steps that we have implemented during fiscal 2013.

We have developed certain remediation steps to address the other material weaknesses discussed above and to improve our internal control over financial reporting. If not remediated, these control deficiencies could result in further material misstatements to our financial statements. The Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal control environment. The following remediation steps are among the measures that will be implemented by the Company as soon as practicable:

Complex and Non-routine Transactions

•

Continued evaluation and enhancement of internal technical accounting capabilities, augmented by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and reviewed by management.

•

Develop and implement technical accounting training, led by appropriate technical accounting experts, to enhance awareness and understanding of standards and principles related to relevant complex technical accounting topics.

Journal Entries

•	Modify accounting system access to ensure that all manual journal entries are independently reviewed by someone who does not have the ability to both prepare and post manual journal entries.

We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent significant improvements in our controls when they are fully implemented. We have begun to implement remediation steps, but some steps have not had sufficient time to be fully integrated in the operations of our internal control over financial reporting. As such, the identified material weaknesses in internal control over financial reporting will not be considered remediated until controls have been designed and controls are in operation for a sufficient period of time for our management to conclude that the material weaknesses have been remediated. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

/s/ Brian J. Driscoll	/s/ Raymond Silcock
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Date: October 9, 2013

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to disclosure under the subheadings “Proposal No. 1 — Election of Directors — Directors/Nominees,” “Executive Compensation — Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Directors Matters” of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”).

Item 11. Executive Compensation

The information required by this item is incorporated by reference to disclosure under the headings “Executive Compensation” and “Corporate Governance and Board of Directors Matters” in the 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to disclosure under the subheadings “Executive Compensation — Equity Compensation Plan Information” and “Stock Ownership of Principal Stockholders and Management” in the 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the subheadings “Certain Relationships and Related Party Transactions” section of the 2014 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” section of the 2014 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements.

(a) Report of Independent Registered Public Accounting Firm

(b) Consolidated Balance Sheets at July 31, 2013 and 2012

(c) Consolidated Statements of Operations for the years ended July 31, 2013, 2012 and 2011

(g) Consolidated Statements of Comprehensive Income (Loss) for the years ended July 31, 2013, 2012, 2011

(h) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2013, 2012 and 2011

(i) Consolidated Statements of Cash Flows for the years ended July 31, 2013, 2012 and 2011

(j) Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

All schedules are omitted because the required information is included with the Consolidated Financial Statements or notes thereto.

3. Exhibits required by Item 601 of Regulation S-K.

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with This Report	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed
3.01	Certificate of Incorporation, as amended		S-1/A	333-123576	July 15, 2005
3.02	Restated Bylaws		S-1	333-123576	March 25, 2005
4.01	Form of certificate for common stock		S-1/A	333-123576	July 18, 2005
4.02	Rights Agreement, dated as of April 29, 2005, by and between Registrant and EquiServe Trust Company, N.A		S-1/A	333-123576	May 3, 2005
4.03	Amendment No. 1 to Rights Agreement between Registrant and EquiServe Trust Company, N.A., dated April 5, 2011		8-A/A	000-51439	April 5, 2011
4.04	Amendment No. 2 to the Rights Agreement dated May 22, 2012 by and between Diamond Foods, Inc. and Computershare Trust Company, N.A.		8-A/A	000-51439	May 30, 2012
4.05	Senior Note issued to OCM PF/FF Adamantine Holdings, Ltd., dated May 29, 2012.		8-K	000-51439	May 30, 2012
4.06	Redeemable Note issued to OCM PF/FF Adamantine Holdings, Ltd., dated May 29, 2012.		8-K	000-51439	May 30, 2012

		Filed with This Report	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed
4.07	Warrant to Purchase Common Stock issued to OCM PF/FF Adamantine Holdings, Ltd., dated May 29, 2012.		8-K	000-51439	May 30, 2012
10.01*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement		S-1	333-123576	March 25, 2005
10.02*	Form of Tax Withholding Agreement		8-K	000-51439	July 20, 2007
10.03*	Form of Stock Withholding Agreement		8-K	000-51439	January 10, 2007
10.04*	2005 Employee Stock Purchase Plan and form of subscription agreement		S-1	333-123576	March 25, 2005
10.05*	Diamond Walnut Growers, Inc. 401(k) Plan		S-1	333-123576	March 25, 2005
10.06*	Diamond Walnut Growers, Inc. Retirement Restoration Plan		S-1	333-123576	March 25, 2005
10.07*	Diamond of California Management Pension Plan		S-1	333-123576	March 25, 2005
10.08*	Diamond Walnut Growers, Inc. Pension Plan, as restated		S-1	333-123576	March 25, 2005
10.09*	Form of Indemnity Agreement between Registrant and each of its directors and executive officers		S-1	333-123576	March 25, 2005
10.10*	Form of Change of Control and Retention Agreement between Registrant and each of its executive officers		S-1/A	333-123576	May 3, 2005
10.11*	Diamond Foods, Inc. Key Executive Retention Plan		8-K	000-51439	February 24, 2012
10.12*	Summary of Non-Employee Director Compensation Arrangements		10-K/A	000-51439	November 28, 2011
10.13*	Description of Annual Incentive program		8-K	000-51439	November 21, 2012
10.14*	Employment Agreement, dated March 25, 1997, between Registrant and Michael J. Mendes		S-1	333-123576	March 25, 2005
10.15*	Employment Agreement, dated May 4, 2012, between Diamond Foods, Inc. and Brian Driscoll		8-K	000-51439	May 7, 2012
10.16*	Offer Letter between Steven M. Neil and Diamond Foods, Inc.		10-Q	000-51439	March 11, 2008
10.17*	Offer Letter between Lloyd Johnson and Diamond Foods, Inc.		10-K	000-51439	September 25, 2008
10.18*	Offer Letter between Linda Segre and Diamond Foods, Inc.		10-K	000-51439	September 30, 2009
10.19*	Offer Letter between David Colo and Diamond Foods, Inc.		10-Q	000-51439	December 17, 2012
10.20*	Offer Letter between Raymond Silcock and Diamond Foods, Inc.		10-Q	000-51439	June 10, 2013
10.21*	Separation and Clawback Agreement, dated November 19, 2012 between Michael Mendes and Diamond Foods, Inc.		10-Q	000-51439	December 17, 2012
10.22	Form of Walnut Purchase Agreement		S-1/A	333-123576	May 3, 2005

		Filed with This Report	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed
10.23	Form of Walnut Purchase Agreement introduced on May 18, 2012		8-K	000-51439	May 23, 2012
10.24	Credit Agreement, dated as of February 25, 2010, by and among Diamond Foods, Inc., the Lenders party thereto, Bank of America, N.A., Banc of America Securities LLC and Barclays Capital		10-K/A	000-51439	November 14, 2012
10.25	Letter Agreement amending Credit Agreement between Diamond Foods, Inc. and Bank of America N.A., dated March 26, 2010		10-K/A	000-51439	November 14, 2012
10.26	Forbearance Agreement and Second Amendment to Credit Agreement between Diamond Foods, Inc., Bank of America N.A. and the lenders thereto, dated March 21, 2012		8-K	000-51439	March 21, 2012
10.27	Waiver and Third Amendment to Credit Agreement between Diamond Foods, Inc., Bank of America, N.A. and the lenders thereto, dated May 22, 2012		8-K	000-51439	May 23, 2012
10.28	Waiver and Fourth Amendment to Credit Agreement between Diamond Foods, Inc., Bank of America, N.A., and lenders thereto, dated July, 27, 2012		10-K/A	000-51439	November 14, 2012
10.29	Waiver and Fifth Amendment to Credit Agreement between Diamond Foods, Inc., Bank of America, N.A. and the lenders thereto, dated August 23, 2012		10-K/A	000-51439	November 14, 2012
10.30	Securities Purchase Agreement, dated May 22, 2012, by and among Diamond Foods, Inc., OCM PF/FF Adamantine Holdings, Ltd. and the other Purchasers party thereto.		8-K	000-51439	May 23, 2012
10.31	Amendment to Securities Purchase Agreement, dated May 29, 2012, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		8-K	000-51439	May 30, 2012
10.32	Registration Rights Agreement, dated May 29, 2012, by and among Diamond Foods, Inc., OCM PF/FF Adamantine Holdings, Ltd. and the other Purchasers party to the Securities Purchase Agreement, dated May 22, 2012.		8-K	000-51439	May 30, 2012
10.33*	Separation and Release Letter Agreement with Andrew P. Burke, effective June 28, 2013		8-K	000-51439	July 1, 2013
10.34*	Summary of Non-Employee Director Compensation Arrangements, effective September 2013	X
21.01	List of Subsidiaries of Diamond Foods, Inc.	X

		Filed with This Report	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed
23.01	Consent of Independent Registered Public Accounting Firm	X
23.02	Consent of independent Registered Public Accounting Firm	X
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates management contract or compensatory plan or arrangement

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

DIAMOND FOODS, INC.

By:	/s/ Raymond Silcock
Raymond Silcock Executive Vice President and Chief Financial Officer

Date: October 9, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature Date

/s/ Brian J. Driscoll	President and Chief Executive Officer	October 3, 2013
Brian J. Driscoll	and Director (principal executive officer)

/s/ Raymond Silcock	Executive Vice President and Chief	October 3, 2013
Raymond Silcock	Financial Officer (principal financial and accounting officer)

/s/ Robert J. Zollars	Director	September 27, 2013
Robert J. Zollars

/s/ Edward A. Blechschmidt	Director	September 27, 2013
Edward A. Blechschmidt

/s/ Alison Davis	Director	September 27, 2013
Alison Davis

/s/ R. Dean Hollis	Director	September 27, 2013
R. Dean Hollis

/s/ Robert M. Lea	Director	September 27, 2013
Robert M. Lea

/s/ Nigel Rees	Director	September 27, 2013
Nigel Rees

/s/ Matthew C. Wilson	Director	September 27, 2013
Matthew C. Wilson

/s/ William L. Tos Jr.	Director	September 27, 2013
William L. Tos Jr.