Form 10-Q
period 2013-10-31
Diamond Foods Inc
filed 2013-12-09
CIK 1320947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Number of shares of common stock outstanding as of December 2, 2013: 22,475,123

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements, including statements about our future financial and operating performance and results, business strategy, commodity prices, necessary approvals of the proposed settlement of securities class action litigation, liquidity position and sufficiency, brand portfolio and performance, availability of raw materials, our position in the walnut industry, enhancing internal controls and remediating material weaknesses. These forward-looking statements are based on our assumptions, expectations and projections about future events only as of the date of this report, and we make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the SEC. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this report and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. Actual results may differ materially from what we currently expect because of many risks and uncertainties such as: our leverage, which may make it more difficult for us to respond to changes in our business, markets and industry; possible increased borrowing costs; potential difficulties raising additional capital if needed and the potential dilutive impact of any such equity capital raising; uncertainty and expense related litigation and regulatory proceedings; obtaining required approvals of the settlement of the securities class action litigation; potential difficulties in signing up growers to new walnut purchase agreements; uncertain availability and cost of walnuts and other raw materials; increasing competition and possible loss of key customers; and general economic and capital markets conditions.

As used in this Quarterly Report, the terms “Diamond Foods,” “Diamond,” “Company,” “Registrant,” “we,” “us,” and “our” mean Diamond Foods, Inc. and its subsidiaries unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

(Unaudited)

	October 31,	July 31,	October 31,
	2013	2013	2012
		As Revised
ASSETS
Current assets:
Cash and cash equivalents	$10,157	$5,885	$9,852
Trade receivables, net	132,212	97,202	113,540
Inventories, net	208,023	115,456	231,979
Deferred income taxes	—	—	4,057
Prepaid income taxes	14	—	228
Prepaid expenses and other current assets	11,772	12,562	16,355

Total current assets	362,178	231,105	376,011
Restricted cash	—	—	6,389
Property, plant and equipment, net	128,490	132,225	143,752
Deferred income taxes	—	—	147
Goodwill	405,809	401,125	407,196
Other intangible assets, net	392,181	388,084	438,458
Other long-term assets	18,560	19,776	23,780

Total assets	$1,307,218	$1,172,315	$1,395,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,888	$5,860	$5,471
Warrant liability	75,123	58,147	54,337
Accounts payable and accrued liabilities	261,492	220,542	137,724
Payable to growers	109,060	6,096	109,941

Total current liabilities	451,563	290,645	307,473
Long-term obligations	587,265	585,077	607,642
Deferred income taxes	106,005	103,518	128,267
Other liabilities	22,374	23,106	30,208
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,875,396, 22,766,759 and 22,434,958 shares issued and 22,475,274, 22,376,406 and 22,085,507 shares outstanding at October 31, 2013, July 31, 2013, and October 31, 2012, respectively	23	23	22
Treasury stock, at cost: 400,122, 390,353 and 349,451 shares held at October 31, 2013, July 31, 2013, and October 31, 2012, respectively	(11,221)	(11,019)	(10,409)
Additional paid-in capital	336,436	334,310	329,303
Accumulated other comprehensive income	14,282	4,007	11,398
Retained earnings (deficit)	(199,509)	(157,352)	(8,171)

Total stockholders’ equity	140,011	169,969	322,143

Total liabilities and stockholders’ equity	$1,307,218	$1,172,315	$1,395,733

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended
	October 31,
	2013	2012
Net sales	$234,668	$258,462
Cost of sales	176,735	199,916

Gross profit	57,933	58,546
Operating expenses:
Selling, general and administrative	56,556	38,181
Advertising	10,658	9,045
Loss on warrant liability	16,976	7,516

Total operating expenses	84,190	54,742

Income (loss) from operations	(26,257)	3,804
Interest expense, net	14,848	13,912

Loss before income taxes	(41,105)	(10,108)
Income taxes (benefit)	1,048	621

Net loss	$(42,153)	$(10,729)

Loss per share:
Basic	$(1.92)	$(0.49)
Diluted	$(1.92)	$(0.49)
Shares used to compute earnings (loss) per share:
Basic	21,954	21,753
Diluted	21,954	21,753
Dividends declared per share	$—	$—

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2013	2012
Net income (loss):	$(42,153)	$(10,729)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax[1]	10,366	7,354
Change in pension liabilities, net of tax[1]
Prior service cost arising during period	—	—
Net gain/(loss) arising during period	—	—
Less: amortization of prior (gain)/loss included in net periodic pension cost	(91)	—
Less: amortization of prior service cost included in net periodic pension cost	—	—
Gains and losses on derivatives, net of tax[1]
Realized gains or loss arising during the period	—	—
Less: reclassification adjustments for gains	—	—

Other comprehensive (loss) income	10,275	7,354

Comprehensive (loss) income	$(31,878)	$(3,375)

[1]	Net of tax expense and tax benefit nil, for the three months ended October 31, 2013 and 2012, respectively

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,153)	$(10,729)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,335	7,967
Deferred income taxes	692	698
Excess tax benefit from stock option transactions	—	(69)
Stock-based compensation	1,477	1,250
Loss on warrant liability	16,976	7,516
Loss on securities settlement	23,496	—
Gain on shareholder derivative case	(1,600)	—
Debt issuance cost amortization	833	848
Payment-in-kind interest on debt	6,996	5,580
Other, net	849	294
Changes in assets and liabilities:
Trade receivables, net	(28,287)	(27,723)
Inventories	(92,303)	(66,126)
Prepaid expenses and other current assets and income taxes	(2,543)	3,959
Other assets	208	1,831
Accounts payable and accrued liabilities	17,102	7,321
Payable to growers	102,964	76,225
Other liabilities	(205)	(621)

Net cash provided by operating activities	12,837	8,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,274)	(2,946)
Proceeds from restricted cash	—	(3)

Net cash used in investing activities	(1,274)	(2,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) of revolving line of credit under the Secured Credit Facility, net	(4,000)	3,700
Payment of long-term debt and notes payable	(1,983)	(1,488)
Excess tax benefit from stock option transactions	—	69
Purchase of treasury stock	(202)	(594)
Other, net	649	(429)

Net cash provided by (used in) financing activities	(5,536)	1,258

Effect of exchange rate changes on cash	(1,755)	31

Net increase in cash and cash equivalents	4,272	6,561
Cash and cash equivalents:
Beginning of period	5,885	3,291

End of period	$10,157	$9,852

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$6,125	$6,632
Income taxes	9	(5,476)
Non-cash investing activity:
Accrued capital expenditures	436	533

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended October 31, 2013 and 2012

(In thousands, except share and per share information unless otherwise noted)

(Unaudited)

(1) Organization and Basis of Presentation

Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. In 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand® to Diamond’s existing portfolio of leading brands in the snack industry. Diamond sells its products to global, national, regional and independent grocery, drug, and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels. Sales to the Company’s largest customer accounted for approximately 13.5% and 19.4% of total net sales for the three months ended October 31, 2013 and 2012, respectively. No other customer accounted for 10% or more of the Company’s total net sales for those periods.

The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended July 31, 2013, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s Condensed Consolidated Financial Statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2013 Annual Report on Form 10-K. Operating results for the three months ended October 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014.

Revision of Financial Statements

During the preparation of the first quarter fiscal 2014 Form 10-Q, the Company determined that the statutory income tax rate used to value United Kingdom deferred taxes was not correct as of July 31, 2013. This is due to a change in the statutory tax rate enacted in the fourth quarter of fiscal 2013, which resulted in a $3.2 million overstatement of the net deferred income tax liability balance at July 31, 2013 and a $3.3 million understatement of the income tax benefit for the year. The Company assessed the materiality of the error in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality and concluded that this error was not material to the Fiscal 2013 consolidated financial statements. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, due to the immaterial nature of this error, on both prior and projected current year results, the Company elected to revise the July 31, 2013 Consolidated Balance Sheet included in this filing and will revise the 2013 consolidated financial statements when the fiscal 2014 Annual report on Form 10-K is filed.

The effect of the revision on the line items within the Company’s consolidated statements of operations for the year ended July 31, 2013 is as follows:

	July 31, 2013
	As Reported	Correction	As Revised
Income taxes (benefit)	$(12,957)	(3,321)	$(16,278)
Net loss	(163,232)	3,321	(159,911)
Loss per share:
Basic	(7.48)	0.15	(7.33)
Diluted	(7.48)	0.15	(7.33)
Shares used to compute earnings (loss) per share:
Basic (1)	21,813	21,813	21,813
Diluted (1)	21,813	21,813	21,813

(1)	Share information in thousands.

The effect of the revision on the line items within the Company’s consolidated balance sheet as of July 31, 2013 is as follows:

	July 31, 2013
	As Reported	Correction	As Revised
Deferred income tax liability	$106,767	$(3,249)	$103,518
Retained earnings (deficit)	(160,673)	3,321	(157,352)
Accumulated other comprehensive income	4,079	(72)	4,007
Total stockholders’ equity	166,720	3,249	169,969
Total liabilities and stockholders’ equity	1,172,315	—	1,172,315

The effect of the revision on the line items within the Company’s consolidated statements of cash flows for the year ended July 31, 2013 is as follows:

	July 31, 2013
	As Reported	Correction	As Revised
Net loss	$(163,232)	$3,321	$(159,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax liability	(11,412)	(3,321)	(14,733)
Net cash provided by operating activities	44,261	—	44,261

The effect of the revision on the line items within the Company’s consolidated statements of comprehensive income (loss) for the year ended July 31, 2013 is as follows:

	July 31, 2013
	As Reported	Correction	As Revised
Net (loss) income	$(163,232)	$3,321	$(159,911)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax[1]	(5,806)	(72)	(5,878)
Other comprehensive (loss) income	35	(72)	(37)
Comprehensive (loss) income	(163,197)	3,249	(159,948)

Diamond reports its operating results on the basis of a fiscal year that starts August 1 and ends July 31. Diamond refers to the fiscal years ended July 31, 2011, 2012, 2013, and 2014 , as “fiscal 2011,” “fiscal 2012,” “fiscal 2013” and “fiscal 2014”, respectively.

(2) Recent Accounting Pronouncements

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The new guidance provides the option to perform a qualitative assessment by applying a more-likely-than-not scenario to determine whether the indefinite-lived intangible asset is impaired. This guidance is effective for indefinite-lived intangible asset impairment tests performed in interim and annual periods for fiscal years beginning after September 15, 2012. The Company has adopted this guidance, but has elected to continue to perform a quantitative impairment analysis rather than a qualitative analysis.

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

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. The Company has adopted this guidance and it did not have a material impact on its consolidated financial statements. See Note 12 to the Notes to the Condensed Consolidated Financial statements for these disclosures.

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

(3) Financial Instruments

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

In May 2012, Diamond closed an agreement to recapitalize its balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”). The Oaktree investment initially consisted of $225 million of newly-issued senior notes and a warrant to purchase approximately 4.4 million shares of Diamond common stock. Oaktree’s warrant became exercisable at $10.00 per share on March 1, 2013. The warrant is accounted for as a derivative liability and is remeasured at fair value each reporting period with gains and losses recorded in net income.

In July 2012, the Company entered into an interest rate cap agreement, in accordance with Company policy, to mitigate the impact of LIBOR-based interest expense fluctuations on Company profitability. This swap agreement had a total notional amount of $100 million and was entered into to mitigate the interest rate impact of the Company’s variable rate bank debt. The Company accounts for the interest rate cap as a non-hedging derivative.

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

In August 2013, the Company obtained preliminary approval to settle the action In re Diamond Foods Inc, Securities Litigation (“Securities Settlement”). Pursuant to the terms of the Securities Settlement, the Company would pay a total of $11.0 million in cash and issue 4.45 million shares of common stock to resolve all claims asserted on behalf of investors who purchased the Company’s stock between October 5, 2010 and February 2012. The stock portion of the Securities Settlement , recorded within Accounts payable and accrued liabilities, is accounted for as a liability and is remeasured at fair value each reporting period with gains and losses recorded in net income until the settlement is finalized.

In the first quarter of fiscal 2014, the Company sold 42 corn call options commodity derivatives. The amount of loss recognized in income associated with these sales was $0 million. As of October 31, 2013, the Company had 80 corn call option commodity derivatives.

The fair values of the Company’s derivative instruments as of October 31, 2013, July 31, 2013 and October 31, 2012, were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		10/31/13	7/31/13	10/31/12
Derivatives not designated as hedging instruments under ASC 815:
Commodity contracts	Prepaid and other current assets	$—	$29	$27
Interest rate contracts	Other long-term assets	—	—	3
Warrants	Warrant liability	(75,123)	(58,147)	(54,337)

Total		$(75,123)	$(58,118)	$(54,307)

The effect of the Company’s derivative instruments on the condensed consolidated statements of operations for the three months ended October 31, 2013 and 2012, is summarized below:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		10/31/13	10/31/12
Commodity contracts	Selling, general and administrative	$(29)	$(456)
Interest rate contracts	Interest expense	—	(7)
Warrant	Loss on warrant liability	(16,976)	(7,516)

Total		$(17,005)	$(7,979)

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s cash equivalents measured at fair value on a recurring basis were $0 million as of October 31, 2013. There were no cash equivalents as of October 31, 2012. These investments were classified as Level 1 based on quoted prices in active markets for identical assets, to value the cash equivalents.

The Company’s derivative assets (liabilities) measured at fair value on a recurring basis were $0 million as of October 31, 2013, July 31, 2013, and October 31, 2012. The Company has elected to use the income approach to value the derivative liabilities, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments.

The stock portion of the Company’s Securities Settlement measured at fair value on a recurring basis, was $108.6 million as of October 31, 2013, $85.1 million as of July 31, 2013, and nil as of October 31, 2012. The Company has elected to use the market approach to value the stock portion of the Securities Settlement. The valuation is considered Level 1 due to the use of quoted prices in an active market for identical assets at the measurement date.

The Company’s warrant liability measured at fair value on a recurring basis was $75.1 million as of October 31, 2013, $58.1 million as of July 31, 2013 and $54.3 million as of October 31, 2012. The Company has elected to use the income approach to value the warrant liability and uses the Black-Scholes option valuation model. This valuation is considered Level 3 due to the use of certain unobservable inputs. Inputs into the Black-Scholes model include: remaining term, stock price, strike price, maturity date, risk-free rate, and expected volatility. The significant Level 3 unobservable inputs used in the valuation are shown below:

	10/31/13	7/31/13	10/31/12
Expected volatility	47.50%	45.60%	52.75%
Probability of Special Redemption	N/A	N/A	0.00%

In applying the valuation model, small increases or decreases in the expected volatility could result in a significantly higher or lower fair value measurement. Based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur. The Company recognized a loss for the three months ended October 31, 2013 related to the warrant liability due to changes in the fair value of the warrant.

The following is a reconciliation of liabilities activity, measured at fair value based on Level 3 inputs for the three months ended October 31, 2013:

	Warrant Liability
	10/31/13	10/31/12
Beginning Balance - July 31	$(58,147)	$(46,821)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or (losses) (realized/unrealized)
Included in earnings	(16,976)	(7,516)
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending Balance - October 31	$(75,123)	$(54,337)

Total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets/liabilities still held at the reporting date	$(16,976)	$(7,516)

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

The following table presents the carrying value and fair value of our outstanding Oaktree debt as October 31, 2013:

	10/31/13		7/31/13		10/31/12
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Note	$126,650	$160,983	$121,266	$150,295	$107,220	$123,831
Redeemable Note	$91,946	$80,492	$89,660	$75,147	$83,480	$61,916

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

(4) Equity Offering and Stock-Based Compensation

The Company uses a broad-based equity incentive plan and accounts for stock-based compensation in accordance with ASC 718, “Compensation — Stock Compensation.” The fair value of all stock options granted is recognized as an expense in the Company’s Statements of Operations, typically over the related vesting period of the options. The guidance requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period. Stock options may be granted to officers, employees and directors.

Stock Option Awards: The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities were estimated based on the Company’s implied historical volatility. The expected term of options granted was based on the simplified method due to the limited amount of historical Company information. Forfeiture rates were based on assumptions and historical data to the extent it is available. The risk-free rates were based on U.S. Treasury yields in effect at the time of the grant. For purposes of this valuation model, dividends are based on the historical rate.

Assumptions used in the Black-Scholes model are presented below:

	Three Months
	Ended October 31,
	2013	2012
Average expected life, in years	6	6
Expected volatility	55.84%	52.99%
Risk-free interest rate	1.70%	0.92%
Dividend rate	0.00%	0.00%

The following table summarizes option activity during the three months ended October 31, 2013:

	Number of Shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2013	1,457	$26.06
Granted	180	20.89
Exercised	(40)	16.22
Cancelled	(98)	33.82

Outstanding at October 31, 2013	1,499	25.20	7.6	$8,602

Exercisable at October 31, 2013	623	31.22	5.4	$2,312

There were 179,601 stock options granted during the three months ended October 31, 2013 and none in the three months ended October 31, 2012. The weighted average fair value per share of stock options granted during the three months ended October 31, 2013 and 2012 was $11.14 and nil, respectively. The fair value per share of stock options vested during the three months ended October 31, 2013 and 2012 was $15.65 and $26.44, respectively. There were 40,000 stock options exercised during the three months ended October 31, 2013 and none in the three months ended October 31, 2012. The total intrinsic value of stock options exercised during the three months ended October 31, 2013, was $0.2 million.

The following table summarizes nonvested stock option activity during the three months ended October 31, 2013:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Nonvested at July 31, 2013	785	$10.51
Granted	180	11.14
Vested	(29)	15.65
Cancelled	(60)	14.10

Nonvested at October 31, 2013	876	10.22

As of October 31, 2013, approximately $7.5 million of total unrecognized compensation expense related to nonvested stock options was expected to be recognized over a weighted average period of 2.9 years. Cash received from option exercises was $0.6 million, $2.0 million, and nil for the three months ended October 31, 2013, July 31, 2013 and October 31, 2012, respectively.

Restricted Stock and Awards: Restricted stock and restricted stock unit activity during the three months ended October 31, 2013:

	Restricted Stock		Restricted Stock Units
	Number of shares (in thousands)	Weighted average grant date fair value per share	Number of shares (in thousands)	Weighted average grant date fair value per share
Outstanding at July 31, 2013	407	22.25	218	16.87
Granted	96	20.89	176	20.87
Vested	(28)	41.55	(2)	74.62
Cancelled	(29)	29.32	(10)	16.19

Outstanding at October 31, 2013	446	20.26	382	18.46

There were 95,735 restricted stock awards granted during the three months ended October 31, 2013 and none in the three months ended October 31, 2012, respectively. The weighted average fair value per share of restricted stock granted during the three months ended October 31, 2013 and 2012, was $20.89 and nil, respectively. The weighted average fair value per share at the grant date of restricted stock vested during the three months ended October 31, 2013 and 2012 was $41.55 and $31.87, respectively. The total intrinsic value of restricted stock vested in the three months ended October 31, 2013 and 2012, was $0.6 million and $1.6 million, respectively.

As of October 31, 2013 and 2012, there was $7.3 million and $5.0 million of unrecognized compensation expense related to nonvested restricted stock expected to be recognized over a weighted average period of 3.0 years and 4.2 years, respectively. As of October 31, 2013 and 2012, there was $5.4 million and $0.7 million of unrecognized compensation expense related to nonvested restricted stock units expected to be recognized over a weighted average period of 3.5 and 4.0 years, respectively. Cash used to settle stock awards was $0 million, $0 million, and nil as of October 31, 2013, July 31, 2013, and October 31, 2012, respectively.

(5) Earnings Per Share

ASC 260, “Earnings Per Share,” impacts the determination and reporting of earnings (loss) per share by requiring the inclusion of participating securities, which have the right to share in dividends, if declared, equally with common shareholders. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). ASC 260 also impacts the determination and reporting of earnings (loss) per share by requiring inclusion of the impact of changes in fair value of warrant liabilities, such as the Oaktree warrant liability described in Note 10 of the Notes to Condensed Consolidated Financial Statements. Including these participating securities and changes in warrant liability in the Company’s earnings per share calculation has the effect of reducing earnings and increasing losses on both basic and diluted earnings (loss) per share.

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months
	Ended October 31,
	2013	2012
Numerator:
Net income (loss)	$(42,153)	$(10,729)
Less: income allocated to participating securities	—	—

Income (loss) attributable to common shareholders - basic	(42,153)	(10,729)
Add: undistributed income attributable to participating securities	—	—
Less: income attributed to gain on warrant liability	—	—
Less: undistributed income reallocated to participating securities	—	—

Income (loss) attributable to common shareholders - diluted	$(42,153)	$(10,729)

Denominator:
Weighted average shares outstanding - basic (1)	21,954	21,753
Dilutive shares - stock options and warrant (1)	—	—

Weighted average shares outstanding - diluted (1)	21,954	21,753

Income (loss) per share attributable to common shareholders (2):
Basic	$(1.92)	$(0.49)
Diluted	$(1.92)	$(0.49)

(1)	Share information in thousands.
(2)	Computations may reflect rounding adjustments.

The Company was in a loss position for both the three months ended October 31, 2013 and 2012. Accordingly, stock options and restricted stock units outstanding were excluded in the computation of diluted earnings (loss) per share because their effect would be antidilutive. Additionally, as the Company was in a loss position and the change in the fair value of the warrant liability resulted in a loss for the three months ended October 31, 2013 and 2012, a numerator adjustment was not made to the diluted earnings (loss) per share calculation. The 4.45 million shares of common stock, pursuant to the terms of the preliminarily approved securities litigation settlement, were excluded in the computation of diluted earnings (loss) per share calculation above.

(6) Balance Sheet Items

Inventories consisted of the following:

	October 31,	July 31,	October 31,
	2013	2013	2012
Raw materials and supplies	$128,762	$29,825	$146,145
Work in process	22,294	28,058	18,142
Finished goods	56,967	57,573	67,692

Total	$208,023	$115,456	$231,979

Account payable and accrued liabilities consisted of the following:

	October 31,	July 31,	October 31,
	2013	2013	2012
Accounts payable	$88,703	$75,833	$86,769
Securities litigation settlement	119,625	96,129	—
Accrued promotions	28,881	16,087	23,699
Accrued salaries and benefits	10,512	18,883	17,592
Accrued taxes	8,043	9,160	3,168
Other	5,728	4,450	6,496	(1)

Total	$261,492	$220,542	$137,724

(1)	The current and long term portions of capital leases are reflected in Accounts payable and accrued liabilities and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

(7) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	October 31,	July 31,	October 31,
	2013	2013	2012
Land and improvements	$10,166	$9,823	$10,202
Buildings and improvements	57,348	56,745	57,676
Machinery, equipment and software	214,150	214,294	213,201
Construction in progress	2,838	2,024	5,034
Capital leases	16,343	14,420	10,058

Total	300,845	297,306	296,171
Less: accumulated depreciation	(169,389)	(163,145)	(151,388)
Less: accumulated amortization	(2,966)	(1,936)	(1,031)

Property, plant and equipment, net	$128,490	$132,225	$143,752

For the three months ended October 31, 2013 and 2012, depreciation expense was $6.4 million and $5.9 million, respectively.

During fiscal 2013, the Company accelerated the remaining useful lives of leasehold and building improvement assets at the Fishers facility. Refer to Note 8 to the Notes to the Condensed Consolidated Financial Statements for further discussion on the Fishers facility closure.

(8) Fishers Facility Closure

On October 25, 2012, Diamond announced a plan to consolidate its manufacturing operations within the Nuts reportable segment and to close its facility in Fishers, Indiana. Certain manufacturing equipment at Fishers has been relocated to Diamond’s facility in Stockton, California. During fiscal 2012, Diamond recorded asset impairment charges of $10.1 million associated with Fishers equipment that was not moved to the Stockton facility. The fair value of the equipment was determined by management utilizing a combination of price quotes and a discounted cash flow analysis. Within selling, general and administrative expenses, the Company recorded severance expenses related to Fishers employees of nil, $1.2 million, and $0.1 million for the three months ended October 31, 2013, fiscal 2013, and for the three months ended October 31, 2012. As of October 31, 2013, the Company has paid all severance related payments.

In fiscal 2013, the Company accelerated the remaining useful lives of leasehold and building improvement assets at the Fishers facility to correspond with the estimated cease use date, and recorded additional depreciation expense of $0.9 million, within selling, general and administrative expenses. In fiscal 2013, the Company also recorded an intangible asset impairment charge of $1.6 million, within asset impairments line, associated with customer contracts and related relationships. This impairment charge represented a write down of the total net book value of the intangible asset as of April 30, 2013, and was included within the Nuts reportable segment. This impairment charge was recognized in conjunction with the Fishers facility closure because certain products were no longer being produced and therefore would not generate future cash flows after the closure of this facility. In fiscal 2013, the Company also classified approximately $0.7 million of assets as held for sale. The Company sold these assets in fiscal 2013 for a gain of $0.3 million.

In fiscal 2013, the Company recorded an additional charge within selling general and administrative expenses of $4.9 million associated with the Fishers facility future lease obligations. This charge included an estimate of sublease rental income. The future cash lease and maintenance related payments made by the Company will reduce this liability. As of October 31, 2013, the Company had outstanding $4.3 million associated with the Fishers facility future lease obligation. As of October 31, 2013, the exit of the Fishers facility was complete.

(9) Intangible Assets and Goodwill

The changes in the carrying amount of goodwill are as follows:

	Snacks	Nuts	Total
Balance as of July 31, 2012
Goodwill			$403,158
Accumulated impairment losses			—

			403,158

Goodwill acquired during the year
Impairment losses			—
Translation adjustments			4,038

Balance as of October 31, 2012
Goodwill			407,196
Accumulated impairment losses			—

			$407,196

Balance as of July 31, 2013
Goodwill	328,490	72,635	401,125
Accumulated impairment losses	—	—	—

	328,490	72,635	401,125

Goodwill acquired during the year	—	—	—
Impairment losses	—	—	—
Translation adjustments	4,684	—	4,684

Balance as of October 31, 2013
Goodwill	333,174	72,635	405,809
Accumulated impairment losses	—	—	—

	$333,174	$72,635	$405,809

Goodwill was allocated amongst the Snacks and Nuts reportable segments beginning in the second quarter of fiscal 2013 due to the change in the Company’s operating and reportable segments.

Other intangible assets consisted of the following:

	October 31.	July 31,	October 31,
	2013	2013	2012
Brand intangibles (not subject to amortization)	$264,031	$297,577	$300,300
Intangible assets subject to amortization:
Customer contracts and related relationships	159,900	157,838	162,279

Total other intangible assets, gross	423,931	455,415	462,579
Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(31,750)	(29,771)	(24,121)
Less asset impairments:
Brand intangibles	—	(36,000)	—
Customer contracts and related relationships	—	(1,560)	—

Total other intangible assets, net	$392,181	$388,084	$438,458

Identifiable intangible asset amortization expense for the three months ended October 31, 2013 and 2012, was $2.0 million and $2.0 million, respectively. Identifiable intangible asset amortization expense for each of the five succeeding years will amount to approximately $7.7 million, and will amount to approximately $5.7 million for the remainder of fiscal 2014.

In fiscal 2013, the Company also recorded an intangible asset impairment charge of $1.6 million, within asset impairments, associated with customer contacts and related relationships. This impairment charge represents a write down of the total net book value of the intangible asset as of the third quarter and is included within the Nuts reportable segment.

In fiscal 2013, the Company performed its annual impairment test of goodwill and non-amortizing intangible assets required by ASC 350 as of June 30, 2013. Goodwill was determined not to be impaired. The Company did determine that the Kettle U.S. trade name within the Snacks segment was impaired based on a decrease in forecasted future revenues. The Company recorded a $36.0 million impairment charge within the asset impairment line on the consolidated statement of operations during fiscal 2013.

(10) Notes Payable and Long-Term Obligations

Long term debt outstanding as of October 31:

	October 31,
	2013	2012
Secured Credit Facility	$366,797	$406,017
Oaktree Debt	218,595	190,700
Guaranteed Loan	7,761	16,396

Total outstanding debt	593,153	613,113
Less: current portion	(5,888)	(5,471)

Total long-term debt	$587,265	$607,642

Net interest expense as of October 31:

	October 31,
	2013	2012
Secured Credit Facility	$6,666	$8,029
Oaktree Debt	7,829	5,797
Guaranteed Loan	128	229
Interest income	—	(4)
Capitalized interest	(14)	(314)
Other	239	175

Interest expense, net	$14,848	$13,912

In February 2010, Diamond entered into an agreement (the “Secured Credit Agreement”) with a syndicate of lenders for a five-year $600 million secured credit facility (the “Secured Credit Facility”). Diamond’s Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved Diamond’s request for a $35 million increase in the revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved Diamond’s request for a $50 million increase in the revolving credit facility to $285 million, under the same terms. As part of the Waiver and Third Amendment to its Secured Credit Facility (the “Third Amendment”), the revolving credit facility was reduced from $285 million to $255 million in May 2012 and to $230 million in July 2013. As of October 31, 2013, the revolving credit facility had $230 million in capacity, of which $150 million was borrowings outstanding. Effective January 31, 2014, the capacity under the revolving credit facility will decrease to $180 million. In May 2012, Diamond made a $100 million pre-payment on the term loan facility as part of the Third Amendment. As of October 31, 2013, the term loan facility had $215 million in capacity, of which $215 million was outstanding. In addition, scheduled principal payments on the term loan facility were $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on February 25, 2015. For the three months ended October 31, 2013, the blended interest rate for the Company’s consolidated borrowings, excluding the Oaktree debt, was 6.33%. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility.

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

In December 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $10.0 million was outstanding as of October 31, 2013. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds have been placed in an interest-bearing escrow account and will be made available as expenditures are approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash was classified as non-current on the balance sheet. In December 2012, the remaining balance within the escrow account was released back to the lender and was used to pay down the outstanding loan balance. Also, as part of the paydown, the Company paid a 4% prepayment penalty, which was recorded in interest expense.

The Guaranteed Loan provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility. The financial covenants within the Guaranteed Loan were reset to match those in the Third Amendment.

In March 2012, Diamond reached an agreement with its lenders to forbear from seeking any remedies under the Secured Credit Facility with respect to specified existing and anticipated non-compliance with the credit agreement, and to amend its credit agreement. Under the amended credit agreement, Diamond had continued access to its existing revolving credit facility through a forbearance period (initially through June 18, 2012) subject to Diamond’s compliance with the terms and conditions of the amended credit agreement. During the forbearance period, the interest rate on borrowings increased. The amended credit agreement required Diamond to suspend dividend payments to stockholders. In addition, Diamond paid a forbearance fee of 25 basis points to its lenders. The forbearance period concluded on May 29, 2012, when Diamond closed agreements to recapitalize its balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”).

The Oaktree investment initially consists of $225 million of newly-issued senior notes and a warrant to purchase approximately 4.4 million shares of Diamond common stock. The senior notes will mature in 2020 and bear interest at 12% per year that may be paid-in-kind at Diamond’s option for the first two years. Oaktree’s warrant became exercisable at $10 per share. The Oaktree agreements do not impose any covenants incremental to those under the Secured Credit Facility.

The Oaktree agreements provided that if Diamond secured a specified minimum supply of walnuts from the 2012 crop and achieved profitability targets for its nut businesses for the six-month period ended January 31, 2013, the warrant would be cancelled and Oaktree would have had the ability to exchange $75 million of the senior notes for convertible preferred stock of Diamond (the “Special Redemption”). The convertible preferred stock would have had an initial conversion price of $20.75, which represented a 3.5% discount to the closing price of Diamond common stock on April 25, 2012, the date that the Company entered into its commitment with Oaktree. The convertible preferred stock would have paid a 10% dividend that would be paid in-kind for the first two years. The warrant is accounted for as a derivative liability with gains or losses included in (gain) loss on warrant liability in the Company’s Condensed Statements of Operations. Based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur.

Pursuant to the Oaktree agreements, Diamond was permitted to prepay all (but not part) of the principal on the Oaktree notes at a 1% premium prior to May 29, 2013. Beginning on May 29, 2013, the applicable premium increased to 12% and would be applied to any prepayments of principal (including partial prepayments). This premium will reduce to 6% on May 29, 2016, 3% on May 29, 2017, and nil on May 29, 2018. As of October 31, 2013, Diamond would pay a prepayment penalty of $31.3 million, excluding accrued interest, on the Oaktree notes.

On May 22, 2012, Diamond entered into the Waiver and Third Amendment to its Secured Credit Facility (“Third Amendment”), which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief which the Company is no longer provided as of October 31, 2013. In the second fiscal quarter, these covenants will become applicable at revised levels set forth in the amendment (initially 4.70 to 1.00 for the Consolidated Senior Leverage Ratio declining each quarter, ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014, and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio). The Third Amendment included a new covenant requiring that Diamond have at least $20 million of cash, cash equivalents and revolving credit availability at all times beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments from $10 million to $0.9 million. The Third Amendment also amends the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over the London Interbank Offered Rate (“LIBOR”) and the base rate at which loans under the Secured Credit Agreement bear interest). Under the Third Amendment, initially, Eurodollar rate loans bore interest at 5.50% plus the LIBOR for the applicable loan period, and base rate loans bore interest at 450 basis points plus the highest of (i) the Federal Funds Rate plus 50 basis points, (ii) the Prime Rate, (iii) Eurodollar Rates plus 100 basis points. The LIBOR rate is subject to a LIBOR floor, initially 125 basis points (the “LIBOR Floor”). The applicable rate will decline, if and when Diamond achieves reductions in its ratio of senior debt to EBITDA, as defined in the Third Amendment. The Third Amendment also eliminated the requirement that proceeds of future equity issuances be applied to repay outstanding loans and waived certain covenants in connection with Diamond’s restatement of its consolidated financial statements. As of October 31, 2013, the Company was compliant with financial and reporting covenants.

(11) Retirement Plans

Diamond provides retiree medical benefits and sponsors one defined benefit pension plan. The defined benefit plan is a qualified plan covering all bargaining unit employees. Diamond uses a July 31 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Any employee who joined the Company after January 15, 1999 is not entitled to retiree medical benefits. The nonqualified plan was terminated in fiscal 2013 and all benefits were distributed in December 2012. There are no obligations as of October 31, 2013.

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Service cost	$—	$—	$9	$16
Interest cost	245	233	17	15
Expected return on plan assets	(270)	(287)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss / (gain)	85	192	(176)	(178)
Settlement cost	—	—	—	—

Net periodic benefit cost / (income)	$60	$138	$(150)	$(147)

The Company recognized defined contribution plan expenses of $0.3 million and $0.7 million for the three months ended October 31, 2013 and 2012, respectively. The Company expects to contribute a total of approximately $1.2 million to the defined contribution plan during fiscal 2014.

On November 19, 2012, Michael Mendes, our former chief executive officer, formally resigned from the Company. The Company and Mr. Mendes entered into a Separation and Clawback Agreement, pursuant to which Mr. Mendes agreed to deliver to the Company a cash payment of $2.7 million (“Cash Clawback”), representing the total value of his fiscal 2010 and fiscal 2011 bonuses, and 6,665 shares of Diamond common stock, representing the vested shares awarded to Mr. Mendes after fiscal 2010. The Cash Clawback was deducted from the amount Diamond owed to Mr. Mendes pursuant to the Diamond Foods Retirement Restoration Plan (“SERP”). Mr. Mendes and Diamond have determined that prior to giving effect to the Cash Clawback, the retirement benefit due to Mr. Mendes in a lump sum under the SERP was approximately $5.4 million. The SERP amount, subject to applicable withholding taxes and after giving effect to the Cash Clawback, was paid in early December 2012. Expenses associated with the payout in the second quarter of fiscal 2013 are included in selling, general and administrative expenses, the returned shares were classified as treasury stock, and a credit to stock compensation expense was recorded.

(12) Other Comprehensive Income (Loss)

Total comprehensive income (loss) attributable to the Company, determined as net income adjusted by total other comprehensive income, was ($31.9) and ($3.4) million for the three months ended October 31, 2013 and 2012, respectively. Total other comprehensive income (loss) presently consists of foreign currency translation adjustments and changes in pension liabilities associated with the Company’s defined benefit pension plan.

There were no amounts reclassified out of accumulated other comprehensive income (loss) into income for the three months ended October 31, 2013 and 2012.

Changes in accumulated other comprehensive income by component for the three months ended October 31, 2013 were as follows:

	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total
Balance as of August 1, 2013(Foreign currency translation as revised)	$522	$3,485	$4,007
Other comprehensive income (loss) before reclassifications	(91)	10,366	10,275
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net other comprehensive income (loss)	(91)	10,366	10,275

Balance as of October 31, 2013	$431	$13,851	$14,282

(13) Commitments and Contingencies

In November 2011 and December 2011, various putative shareholder class action and derivative complaints were filed in federal and state court against Diamond and certain current and former Diamond directors and officers.

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits alleged that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed acquisition of the Pringles business from The Procter & Gamble Company (“P&G”). On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation, and on June 13, 2012, the court appointed legal counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our former outside auditor as defendants. The amended complaint purported to allege claims covering the period from October 5, 2010 through February 8, 2012, and sought compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. On May 6, 2013, the Court certified a class in the consolidated action. Thereafter, the parties reached a proposed agreement, subject to final court approval, to settle the action. On August 21, 2013, a motion for preliminary approval of the settlement was filed, which was granted on September 26, 2013. A final approval hearing is currently scheduled for January 9, 2014. Pursuant to the terms of the preliminarily approved settlement, Diamond would pay a total of $11.0 million in cash and issue 4.45 million shares of common stock to a settlement fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired Diamond stock between October 5, 2010 and February 8, 2012, inclusive. A portion of the $11.0 million in cash would be funded by Diamond’s insurers. During the first quarter of fiscal 2014, the Company paid into escrow $1.0 million and received another $10.0 million from insurers to fund the cash portion of the settlement. The total amount of director and officer liability coverage available under Diamond’s insurance policies was $30.0 million.

The estimated value of the 4.45 million shares of Diamond’s common stock was valued at $85.1 million based on the closing market price of Diamond’s common stock on August 20, 2013, the day before the preliminary approval motion was filed. The value of the 4.45 million shares of common stock at July 31, 2013 was $90.7 million. The 4.45 million shares are measured at fair value on a recurring basis, and as of October 31, 2013, the fair value of the shares was $108.6 million. With respect to the 4.45 million shares, Diamond would have the ability to privately place, or conduct a public offering of, the shares with the consent of the lead plaintiff and its counsel, prior to distribution of the settlement fund. In that event, the settlement fund would include the proceeds of the offering in lieu of the settlement shares.

In re Diamond Foods Inc., Shareholder Derivative Litigation

Beginning on November 14, 2011, three putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond Foods and naming certain executive officers and the members of the Company’s board of directors as individual defendants. On January 17, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Shareholder Derivative Litigation and appointed co-lead counsel. On February 16, 2012, plaintiffs filed their consolidated complaint, naming certain current and former executive officers and members of the Company’s board, and the Company’s former outside auditor, as individual defendants. The consolidated complaint arose from the same or similar alleged facts as alleged in the federal securities action and the federal derivative litigation (discussed in the next paragraph below), and purported to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and against the auditor for professional negligence and breach of contract. The suit sought the recovery of unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, disgorgement, restitution, the recovery of plaintiff’s attorney’s fees and other relief. On August 20, 2012, Diamond filed a demurrer seeking to dismiss the action. On October 23, 2012, the court sustained the Company’s demurrer with leave to amend the complaint excluding the gross mismanagement claim, which the court sustained with prejudice. Following mediation efforts, an agreement in principle to settle all derivative claims on behalf of the Company was reached by plaintiffs and the current and former executive officers and members of the Company’s board. The agreement also sought to resolve certain litigation demands by various shareholders of Diamond Foods, as well as the Astor BK Realty Trust v. Diamond Foods, Inc. action pending in the Court of Chancery for the State of Delaware pursuant to 8 Del. C. §220. On May 29, 2013, plaintiffs filed a motion for preliminary approval of the settlement. On June 14, 2013, the court preliminarily approved the settlement. On August 19, 2013, the court entered an order granting final approval of the settlement and judgment was entered the same day. As part of the settlement, Diamond’s insurers were required to pay Diamond $5.0 million, of which $3.4 million was reimbursement of fees to be paid by Diamond to plaintiffs’ attorneys. These fees were recorded as a liability as of July 31, 2013 with a corresponding receivable from the insurers. In the first quarter of fiscal 2014, the $5.0 million payment was received from Diamond’s insurers, and $1.6 million of the $5.0 million settlement was recorded as a gain. On September 23, 2013 a Notice of Appeal was filed by one of the plaintiffs in the dismissed federal derivative case, In re Diamond Foods, Inc., Derivative Litigation.

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

Governmental Proceedings

On December 14, 2011, Diamond received a formal order of investigation from the Division of Enforcement of the United States Securities and Exchange Commission (“SEC”). Diamond also has had contact with the U.S. Attorney’s office for the Northern District of California. Diamond has cooperated with the government and expects to continue to do so. As a result of ongoing discussions with SEC enforcement staff regarding a potential resolution of the SEC investigation, Diamond has recorded a liability as of October 31, 2013, in the amount of $5.0 million, which Diamond currently believes is a reasonable estimate of the potential liability in this matter. The SEC investigation is not complete, nor has a final resolution been reached, and therefore, there can be no assurance that a settlement will be reached on terms acceptable to the Company, the SEC enforcement staff or the Commission. The $5.0 million liability the Company recorded is subject to change based on the outcome of settlement negotiations and documentation of any final settlement agreement, including any required court approval.

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

(14) Segment Reporting

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

The Company’s net sales and gross profit by segment for the three months ended October 31, 2013 and 2012, were as follows:

	Three Months Ended
	October 31,
	2013	2012
Net sales
Snacks	$112,589	$111,243
Nuts	122,079	147,219

Total	$234,668	$258,462

Gross profit
Snacks	$39,424	$38,287
Nuts	18,509	20,259

Total	$57,933	$58,546

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an innovative packaged food company focused on building and energizing brands. We specialize in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, we complemented our strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In 2008, we acquired the Pop Secret® brand of microwave popcorn products, which provided us with increased scale in the snack market. In 2010, we acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, adding the complementary premium Kettle Brand ® to our existing portfolio.

Our business is seasonal. In sourcing walnuts, we contract directly with growers for their walnut crop. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the year in accordance with our walnut purchase agreements with the growers. We typically receive in-shell pecans during the period from October to March, and shelled pecans throughout the fiscal year, and pay for them over those periods on receipt. As a result of this seasonality, our personnel and walnut inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California facility associated with the annual walnut harvest and seasonal in-shell and culinary product demand. Generally, we receive and pay for approximately 50% of the corn for popcorn in November and approximately 50% in April. We contract for potatoes and oil annually and at times throughout the year and receive and pay for supply throughout the year.

During the preparation of the first quarter fiscal 2014 Form 10-Q, we determined that the statutory income tax rate used to value United Kingdom deferred taxes was not correct as of July 31, 2013. This is due to a change in the statutory tax rate enacted in the fourth quarter of fiscal 2013, which resulted in a $3.2 million overstatement of the net deferred income tax liability balance at July 31, 2013 and a $3.3 million understatement of the income tax benefit for the year. We assessed the materiality of the error in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality and concluded that this error was not material to the Fiscal 2013 consolidated financial statements. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, due to the immaterial nature of this error, on both prior and projected current year results, we elected to revise the July 31, 2013 Consolidated Balance Sheet included in this filing and we will revise the 2013 consolidated financial statements when our fiscal 2014 Annual report on Form 10-K is filed.

Results of Operations

The Company’s chief operating decision maker (“CODM”) changed during the fourth quarter of fiscal 2012 and in the second quarter of fiscal 2013 there was a change in the information used by the CODM to make decisions about the allocation of resources and the assessment of performance. As a result, during the second quarter of fiscal 2013, we changed our operating and reportable segments. We previously had one operating segment and one reportable segment; we now aggregate our operating segments into two reportable segments, which are Snacks and Nuts. The Snacks reportable segment predominately includes products sold under Kettle U.S., Kettle U.K. and Pop Secret. The Nuts reportable segment predominantly includes products sold under Emerald and Diamond of California. The Company evaluates the performance of its segments based on net sales and gross margin for each segment. Gross profit is calculated as net sales less all cost of sales.

Our net sales and gross profit by segment for the periods identified below were as follows (in thousands):

	Three Months Ended October 31,		% Change from
	2013	2012	2012 to 2013
Net sales
Snacks	$112,589	$111,243	1%
Nuts	122,079	147,219	-17%

Total	$234,668	$258,462	-9%

Gross profit
Snacks	$39,424	$38,287	3%
Nuts	18,509	20,259	-9%

Total	$57,933	$58,546	-1%

For the three months ended October 31, 2013, Snacks segment net sales remained relatively consistent at $112.6 million from $111.2 million for the three months ended October 31, 2012.

For the three months ended October 31, 2013, Nuts segment net sales decreased to $122.1 million from $147.2 million for the three months ended October 31, 2012, primarily driven by decreases in volume of 20.3%. The decline in volume was primarily driven by planned reductions in SKUs and lower walnut supply.

Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 13.5% and 19.4% of total net sales for the three months ended October 31, 2013 and 2012, respectively. No other customer accounted for 10% or more of our total net sales for those periods.

The impact of foreign exchange on our net sales for the three months ended October 31, 2013 and 2012, was not significant.

Gross profit. Snacks segment gross profit as a percentage of net sales was 35.0% and 34.4% for the three months ended October 31, 2013 and 2012, respectively. The increase reflects continued progress in reduction of unit processing costs based on cost reduction initiatives.

Nuts segment gross profit as a percentage of net sales was 15.2% and 13.8% for the three months ended October 31, 2013 and 2012, respectively. The increase reflects our focus on increasing net price realization, rationalization of lower performing SKUs, and our cost savings initiatives, offset in part by an increase in commodity costs.

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $56.6 million and $38.2 million and 24.1% and 14.8% as a percentage of net sales for the three months ended October 31, 2013 and 2012, respectively. Selling, general and administrative expenses increased primarily due to the $23.5 million loss associated with the change in fair value of the Securities Settlement. Additionally, in the first quarter of fiscal 2014, we recorded an estimated $5.0 million liability associated with the Securities and Exchange Commission investigation. The increase in Selling, general and administrative expenses was partially offset by the $1.6 million gain recorded within the Selling, general and administrative line item relating to the shareholder derivative settlement in the first quarter of fiscal 2014. Furthermore, no costs related to the Audit Committee investigation and related legal expenses were incurred as compared to prior year.

Advertising. Advertising costs were $10.7 million and $9.0 million for the three months ended October 31, 2013 and 2012 respectively. Advertising expenses as a percentage of net sales were 4.5% and 3.5% for the three months ended October 31, 2013 and 2012, respectively. The increase was primarily due an increase in online holiday spending in support of Diamond of California and an increase for in-store demonstrations in support of the Emerald brand re-launch.

Loss on warrant liability. Loss on warrant liability was $17.0 million and $7.5 million, and 7.2% and 2.9% of net sales, for the three months ended October 31, 2013 and 2012, respectively, due to the change in the fair value of the warrant liability.

Interest expense, net. Net interest expense was $14.8 million and $13.9 million, and 6.3% and 5.4% of net sales, for the three months ended October 31, 2013, and 2012 respectively. The increase was primarily due to our election of the payment-in- kind interest on the Oaktree debt.

Income taxes. Our effective tax rates for the three months ended October 31, 2013 and 2012, were approximately (2.6%) and (6.1%), respectively. The difference between the effective tax rate and the statutory rate of 35%, in these periods, was primarily due to the valuation allowance which was provided to reduce United States and state deferred tax assets to amounts considered recoverable and the change in domestic deferred taxes resulting from the Company’s long lived intangibles’ amortization.

The tax provision for the three months ended October 31, 2013, was calculated on a jurisdiction basis. We estimated the United Kingdom income tax provision using the effective income tax rate expected to be applicable for the full year. We estimated the United States (U.S.) income tax provision using the discrete method provided in ASC 740, as a reliable estimate of the U.S. annual effective tax rate could not be made, primarily due to the unpredictable trends existing within the Company’s net income(loss) positions due to the above mentioned selling, general and administrative expenses recorded and their impact on results from operations.

Liquidity and Capital Resources

Our liquidity is dependent upon funds generated from operations and external sources of financing.

Cash provided by operating activities was $12.8 million during the three months ended October 31, 2013, compared to $8.2 million cash provided by operating activities for the three months ended October 31, 2012. The change from cash provided by operating activities was primarily due to an increase in payable to growers partially offset by in an increase in inventories and trade receivables. Additionally, there were non-cash reconciling items to net income in the first quarter of fiscal 2014 that did not occur in the first quarter of fiscal 2013 such as the Securities Settlement, and the potential SEC penalty. Cash used in investing activities was $1.3 million during the three months ended October 31, 2013, compared to $2.9 million for the three months ended October 31, 2012. The lower cash used in investing activities was primarily due to the completion of our Beloit, Wisconsin plant expansion in the first quarter of fiscal 2013. In addition, cash used in financing activities was $5.5 million during the three months ended October 31, 2013, compared to $1.3 million cash provided by financing activities during the three months ended October 31, 2012, primarily due to increased paydowns under the revolving credit facility.

In February 2010, we entered into an agreement with a syndicate of lenders for a five-year $600 million secured credit facility (the “Secured Credit Facility”). We used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations. Our Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved our request for a $35 million increase in our revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved our request for a $50 million increase in our revolving credit facility to $285 million, under the same terms. The revolving credit facility was reduced from $285 million to $255 million as part of the Third Amendment. The capacity under the revolving credit facility decreased to $230 million effective July 31, 2013, and is scheduled to decrease $180 million effective January 31, 2014. As of October 31, 2013, the revolving credit facility had $230 million in capacity, of which $150 million was borrowings outstanding. In May 2012, we made a $100 million pre-payment on the term loan facility as part of the Third Amendment. As of October 31, 2013, the term loan facility had $215 million in capacity, of which $215 million was outstanding. In addition, scheduled principal payments on the term loan facility are $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on February 25, 2015. Substantially all of our tangible and intangible assets are considered collateral security under the Secured Credit Facility.

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

In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $10.0 million was outstanding as of October 31, 2013. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account and were made available as expenditures were approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash was classified as non-current on the balance sheet. In December 2012, the remaining balance within the escrow account was released back to the lender and was used to pay down the outstanding loan balance. Also, as part of the paydown, we paid a 4% prepayment penalty, which was recorded in interest expense.

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

The Oaktree agreements provided that if we secured a specified minimum supply of walnuts from the 2012 crop and achieved profitability targets for our nut businesses for the six month period ended January 31, 2013, the warrant would be cancelled and Oaktree would have had the ability to exchange $75 million of the senior notes for convertible preferred stock of Diamond (the “Special Redemption”). The convertible preferred stock would have had an initial conversion price of $20.75, which represented a 3.5% discount to the closing price of our common stock on April 25, 2012, the date that we entered into our commitment with Oaktree. The convertible preferred stock would have paid a 10% dividend that would be paid in-kind for the first two years. The warrant is accounted for as a derivative liability with gains or losses included in (gain) loss on warrant liability in our Statements of Operations. Based on our operating results for the six months ended January 31, 2013, the Special Redemption did not occur.

Pursuant to the Oaktree agreements, we were permitted to prepay all (but not part) of the principal on the Oaktree notes at a 1% premium prior to May 29, 2013. Beginning on May 29, 2013, the applicable premium increased to 12% and would be applied to any prepayments of principal (including partial prepayments). This premium will reduce to 6% on May 29, 2016, 3% on May 29, 2017, and nil on May 29, 2018. The Oaktree agreements do not impose any covenants incremental to those under the Secured Credit Facility. As of October 31, 2013, we would pay a prepayment penalty of $31.3 million, excluding accrued interest, on the Oaktree notes.

On May 22, 2012, we entered into the Waiver and Third Amendment to its Secured Credit Facility (“Third Amendment”), which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief until October 31, 2013. At that time, these covenants will become applicable at revised levels set forth in the Third Amendment (initially 4.70 to 1.00 for the Consolidated Senior Leverage Ratio, declining each quarter ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014 and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio for each fiscal quarter). The Third Amendment included a new covenant requiring that we have at least $20 million of cash, cash equivalents and revolving credit availability at all times beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments on the term loan facility from $10 million to $0.9 million. The Third Amendment also amended the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over LIBOR and the Base Rate at which loans under the Secured Credit Agreement bear interest). Initially, Eurodollar rate loans bore interest at 5.50% plus the LIBOR for the applicable loan period, and base rate loans bore interest at 450 basis points plus the highest of (i) the Federal Funds Rate plus 50 basis points, (ii) the Prime Rate, or (iii) Eurodollar Rate plus 100 basis points. The LIBOR rate is subject to a LIBOR floor, initially 125 basis points (the “LIBOR Floor”). The Applicable Rate will decline, if and when we achieve specified reductions in our Consolidated Senior Leverage Ratio, as defined in the Third Amendment. The Third Amendment also eliminated the requirement that proceeds of future equity issuances be applied to repay outstanding loans and waived certain covenants in which we were non-compliant in connection with our restatement of our consolidated financial statements.

The Secured Credit Facility and the Securities Purchase Agreement, dated as of May 22, 2012, by and between Diamond and OCM PF/FF Adamantine Holdings, Ltd. (the “Oaktree SPA”) provide for customary affirmative and negative covenants, and cross default provisions that may be triggered, if we fail to comply with obligations under our other credit facilities or indebtedness. The Secured Credit Facility and the Oaktree SPA included a covenant that restricts the amount of other indebtedness (including capital leases and purchase money obligations for fixed or capital assets), to no more than $25 million. The accounting treatment for the seven-year equipment lease for our Salem, Oregon plant (the “Kettle U.S. Lease”) and the five-year equipment lease for our Norfolk, United Kingdom plant (the “Kettle U.K. Lease”) caused us to be in default of the covenants limiting other indebtedness. These defaults were waived, with respect to the Kettle U.K. Lease on July 27, 2012 (“Fourth Amendment”), and with respect to the Kettle U.S. Lease on August 23, 2012 (“Fifth Amendment”). Additionally, the Secured Credit Facility and the Oaktree SPA were each amended to allow the Company to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount will be reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Oaktree SPA. As of October 31, 2013, the Company was compliant with financial and reporting covenants as provided by the Secured Credit Facility.

Working capital and stockholders’ equity were ($89.4) million and $140.0 million at October 31, 2013, compared to ($59.5) million and $170.0 million at July 31, 2013, and $68.5 million and $322.1 million at October 31, 2012. The decrease in working capital between October 31, 2013 and October 31, 2012 was primarily due to changes in fair value of the private securities class action stock settlement and the warrant liability.

We believe our cash and cash equivalents, cash expected to be provided from our operations, borrowings available under our Secured Credit Facility and restricted cash provided by the Guaranteed Loan, will be sufficient to fund our contractual commitments, repay obligations as required and fund our operational requirements for at least the next 12 months.

Contractual Obligations and Commitments

Contractual obligations and commitments at October 31, 2013, were as follows (in millions):

	Payments Due by Period
		Remainder	FY 2015	FY 2017
	Total	FY 2014	FY 2016	FY 2018	Thereafter
Revolving line of credit	150.0	—	150.0	—	—
Long-term obligations (a)	509.7	5.3	215.7	3.5	285.2
Interest on long-term obligations (b)	225.3	20.4	73.6	68.6	62.7
Capital leases	12.6	1.8	5.2	4.2	1.4
Interest on capital leases	2.2	0.6	1.1	0.4	0.1
Operating leases	30.4	3.4	7.8	6.9	12.3
Purchase commitments ( c)	71.8	65.3	6.5	—	—
Pension liability	8.6	0.5	1.5	1.6	5.0
Long-term deferred tax liabilities (d)	106.0	—	—	—	106.0
Other long-term liabilities (e)	5.9	1.2	1.8	1.6	1.3

Total	1,122.5	98.5	463.2	86.8	474.0

(a)	Amount does not reconcile to consolidated balance sheet as of October 31, 2013, due to paid-in-kind interest that is presented within the long-term obligations financial statement line item on the consolidated balance sheets.
(b)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of October 31, 2013.
(c)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements.
(d)	Primarily relates to the intangible assets of Kettle Foods.
(e)	Excludes $0.1 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($1.4 million at October 31, 2013, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

Effects of Inflation

There has been no material change in our exposure to inflation from that discussed in our 2013 Annual Report on Form 10-K.

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

For brand intangible assets not subject to amortization, we test for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing brand intangibles for impairment, we compare the fair value with the carrying value. The determination of fair value is based on the relief from royalty method, which models the cash flows from the brand intangibles assuming royalties were received under a licensing arrangement. This discounted cash flow analysis, uses inputs such as forecasted future revenues attributable to the brand, assumed royalty rates and a risk-adjusted discount rate that approximates our estimated cost of capital. If we were to experience a decrease in forecasted future revenues attributable to the brands, this could indicate a potential impairment. If the carrying value exceeds the estimated fair value, the brand intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of the brand intangible asset. We performed our annual intangible asset impairment analysis as of June 30, 2013 and determined that the Kettle U.S. trade name within the Snacks segment was impaired based on a decrease in forecasted future revenues and earnings before interest and taxes (EBIT) margin. We recorded a $36.0 million impairment charge within the asset impairments line on our consolidated statement of operations. At June 30, 2013, the remaining brand intangible assets had a fair value that was approximately 53.4% over their carrying value.

We perform our annual goodwill impairment test required by ASC 350 as of June 30th of each year. During fiscal 2012, we adopted ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. For both fiscal 2013 and fiscal 2012, we elected to perform a quantitative goodwill impairment analysis rather than a qualitative analysis As a result of our segment reporting changes during fiscal 2013, goodwill impairment is now tested at the reporting units, which are the same as our operating segments. In fiscal 2012, we performed our goodwill impairment test at our single reporting unit. The fair value of each reporting unit is calculated using a blend of the income and the market approach. Goodwill impairment is indicated if the book value of the reporting unit exceeds its fair value, in which case the goodwill is written down to its estimated fair value. Major assumptions applied in an income approach, using a discounted cash flow analysis, include (i) forecasted sales growth rates and (ii) forecasted profitability, both of which are estimated based on consideration of historical performance and management’s estimate of future performance, and (iii) discount rates that are used to calculate the present value of future cash flows, which rates are derived based on our estimated weighted average cost of capital. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The major assumptions in the market approach include the selected multiples applied to certain operating statistics, such as revenues and income, as well as an estimated control premium. Considerable management judgment is necessary to evaluate the impact of operating changes and business initiatives in order to estimate future growth rates and profitability which is used to estimate future cash flows and multiples. For example, a significant change in promotional strategy or a shortfall in contracted walnut supply could have a direct impact on revenue growth and operating costs, which would have a direct impact on the profitability of the reporting units. Future business results could significantly impact the evaluation of our goodwill which could have a material impact on the determination of whether a potential impairment existed, and the size of any such impairment. At October 31, 2013, the carrying value of goodwill and other intangible assets totaled approximately $798.0 million, compared to total assets of approximately $1,307.2 million and total stockholders’ equity of approximately $140.0 million. At October 31, 2012, the carrying value of goodwill and other intangible assets totaled approximately $845.7 million, compared to total assets of approximately $1,395.7 million and total stockholders’ equity of approximately $322.1 million. We performed our annual goodwill impairment analysis as of June 30, 2013 using discount rates ranging from 11% to 11.5%. Goodwill was determined not to be impaired and the fair values of the reporting units were substantially in excess of their carrying values except for the Emerald reporting unit. The Emerald fair value exceeded the carrying value by a margin of less than 10% due to a decrease in forecasted future revenues. This reporting unit represents approximately 5% of our goodwill balance as of July 31, 2013.

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

Income Taxes. We account for income taxes in accordance with ASC 740, “Income Taxes”. This guidance requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at current tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered.

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

Recent Accounting Pronouncements

See Note 2 to the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in our 2012 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to our principal officers as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and Chief Financial Officer (CFO) concluded that, due to the material weaknesses in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of October 31, 2013.

Changes in Internal Control Over Financial Reporting

As part of our journal entry material weakness remediation plan, the Company modified accounting system access to eliminate the ability for certain key accounting personnel with journal entry authority to both prepare and post journal entries.

There were no other changes in our internal control over financial reporting during the quarter ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended July 31, 2013, material weaknesses in our internal control over financial reporting over complex and non-routine transactions and journal entries that still exist as of October 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in our internal control over financial reporting as of October 31, 2013 were:

•

Complex and Non-routine Transactions — We did not maintain effective controls over the accounting for complex and non-routine transactions. Specifically, we did not utilize sufficient technical accounting capabilities related to complex and non-routine transactions.

•

Journal Entries – We did not design and maintain effective controls over manual journal entries. Specifically, some key accounting personnel had the ability to both prepare and post manual journal entries without an independent review by someone without the ability to prepare and post journal entries.

The complex and non-routine transactions material weakness resulted in audit adjustments in prior periods related to currency translation associated with the allocation of goodwill to reporting units resulting from a change in segments, impairment of a long-lived intangible asset resulting from facility closure, classification of restricted cash on the consolidated statement of cash flows, and the restatement of the Company’s condensed consolidated financial statements for the three and six months ended January 31, 2013 to correct diluted earnings (loss) per share. The journal entry material weakness did not result in any audit adjustments or misstatements. Additionally, these material weaknesses could result in misstatements of consolidated financial statements that would result in material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Efforts

We have developed certain remediation steps to address the material weaknesses discussed above and to improve our internal control over financial reporting. If not remediated, these control deficiencies could result in further material misstatements to our financial statements. The Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal control environment. The following remediation steps are in process by the Company:

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

We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent significant improvements in our controls when they are fully implemented. We have begun to implement remediation steps but some steps have not had sufficient time to be fully integrated in the operations of our internal control over financial reporting. As such, the identified material weaknesses in internal control over financial reporting will not be considered remediated until controls have been designed and/or controls are in operation for a sufficient period of time for our management to conclude that the material weaknesses have been remediated. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In November 2011 and December 2011, various putative shareholder class action and derivative complaints were filed in federal and state court against Diamond and certain current and former Diamond directors and officers.

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits alleged that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from The Procter & Gamble Company . On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation, and on June 13, 2012, the court appointed lead counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our former independent auditor as defendants. The amended complaint purported to allege claims covering the period from October 5, 2010 through February 8, 2012, and sought compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. On May 6, 2013, the court certified a class in the consolidated action. Thereafter, the parties reached a proposed agreement, subject to final court approval, to settle the action. On August 21, 2013, a motion for preliminary approval of the settlement was filed, which was granted on September 26, 2013. A final approval hearing is currently scheduled for January 9, 2014. Pursuant to the terms of the preliminarily approved settlement, Diamond would pay a total of $11.0 million in cash and issue 4.45 million shares of common stock to a settlement fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired Diamond stock between October 5, 2010 and February 8, 2012, inclusive. A portion of the $11.0 million in cash would be funded by Diamond’s insurers. During the first quarter of fiscal 2014, the Company paid into escrow $1.0 million and received another $10.0 million from insurers to fund the cash portion of the settlement. The total amount of director and officer liability coverage available under Diamond’s insurance policies was $30.0 million. The estimated value of the 4.45 million shares of Diamond’s common stock was valued at $85.1 million based on the closing market price of Diamond’s common stock on the day before the preliminary approval motion was filed, August 20, 2013. The 4.45 million shares are measured at fair value on a recurring basis, and as of October 31, 2013, the fair value of the shares was $108.6 million. With respect to the 4.45 million shares, Diamond would have the ability to privately place, or conduct a public offering of, the shares with the consent of the lead plaintiff and its counsel, prior to distribution of the settlement fund. In that event, the settlement fund would include the proceeds of the offering in lieu of the settlement shares.

In re Diamond Foods Inc., Shareholder Derivative Litigation

Beginning on November 14, 2011, three putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond Foods and naming certain executive officers and the members of our board of directors as individual defendants. On January 17, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Shareholder Derivative Litigation and appointed co-lead counsel. On February 16, 2012 plaintiffs filed their consolidated complaint, naming certain current and former executive officers and members of our board, and our former independent auditor, as individual defendants. The consolidated complaint arose from the same or similar alleged facts as alleged in the federal securities action and the federal derivative litigation (discussed in the next paragraph below), and purported to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and against the former independent auditor for professional negligence and breach of contract. The suit sought the recovery of unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, disgorgement, restitution, the recovery of plaintiff’s attorney’s fees and other relief. On August 20, 2012, Diamond filed a demurrer seeking to dismiss the action. On October 23, 2012, the court sustained Diamond’s demurrer with leave to amend the complaint excluding the gross mismanagement claim, which the court sustained with prejudice. Following mediation efforts, an agreement in principle to settle all derivative claims on behalf Diamond was reached by plaintiffs and the current and former executive officers and members of Diamond’s board. The agreement also sought resolve certain litigation demands by various shareholders of Diamond Foods, as well as the Astor BK Realty Trust v. Diamond Foods, Inc. action pending in the Court of Chancery for the State of Delaware pursuant to 8 Del. C. §220. On May 29, 2013, plaintiffs filed a motion for preliminary approval of the settlement. On June 14, 2013, the court preliminarily approved the settlement. As part of the settlement, Diamond’s insurers were required to pay Diamond $5.0 million, of which $3.4 million was reimbursement of fees to be paid by Diamond to plaintiffs’ attorneys. These fees were recorded as a liability as of July 31, 2013 with a corresponding receivable from the insurers. In the first quarter of fiscal 2014, the $5.0 million payment was received from Diamond’s insurers, and $1.6 million of the $5.0 million settlement was recorded as a gain. On August 19, 2013, the court entered an order granting final approval of the settlement and judgment was entered the same day. On September 23, 2013, a Notice to Appeal was filed by one of the plaintiffs in the dismissed federal derivative case, In re Diamond Foods, Inc., Derivative Litigation.

In re Diamond Foods, Inc., Derivative Litigation

Beginning on November 28, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming certain current and former executive officers and members of our board of directors as individual defendants. On February 16, 2012, the court consolidated these actions as In re

Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint on March 1, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants, and also adding our former independent auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010, and on or about September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and, against our auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. On April 16, 2012, Diamond moved to dismiss the action. On May 29, 2012, the court granted Diamond’s motion and dismissed the action with prejudice, based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ Section 14(a) claims. The court entered judgment in favor of Diamond the same day. On June 4, 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 29, 2012 order granting Diamond’s motion to dismiss. On October 12, 2012, the appellant filed its opening brief. Diamond filed his answering brief on November 27, 2012, and appellant filed his reply brief on December 28, 2012.

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

Governmental Proceedings

On December 14, 2011, Diamond received a formal order of investigation from the Division of Enforcement of the United States Securities and Exchange Commission (“SEC”). We have also had contact with the U.S. Attorney’s office for the Northern District of California. We have cooperated with the government and expect to continue to do so. As a result of ongoing discussions with SEC enforcement staff regarding a potential resolution of the SEC investigation, Diamond has recorded a liability as of October 31, 2013, in the amount of $5.0 million, which Diamond currently believes is a reasonable estimate of the potential liability in this matter. The SEC investigation is not complete, nor has a final resolution been reached, and therefore, there can be no assurance that a settlement will be reached on terms acceptable to the Company, the SEC enforcement staff or the Commission. The $5.0 million liability we recorded is subject to change based on the outcome of settlement negotiations and documentation of any final settlement agreement, including any required court approval.

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

Item 1A. Risk Factors

An investment in our common stock involves various material risks. You should carefully consider all of the information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended July 31, 2013, before deciding to invest in our common stock. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In that event, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition, results of operations and cash flows.

Risks Related to Our Business

Diamond, and some of our current and former officers and directors, have been named as parties to various lawsuits arising out of or related to Diamond’s restatement of our fiscal 2010 and fiscal 2011 consolidated financial statements, primarily resulting from our accounting for payments to walnut growers related to fiscal 2010 and fiscal 2011, and if we are not able to complete settlement of those matters, those lawsuits could adversely affect our reputation , divert significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations and cash flows to suffer.

In fiscal 2012, various putative shareholder class action and derivative complaints were filed in federal and state court against Diamond and certain current and former Diamond directors and officers, after we announced that our Audit Committee had initiated an investigation into the accounting for certain payments to walnut growers.

A number of putative securities class action suits against Diamond and some of our former executive officers were filed in the United States District Court for the Northern District of California alleging that defendants made materially false and misleading statements, or failed to disclose material facts, regarding our financial results, operations and prospects, including our accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from The Procter & Gamble Company (“P&G”). These class actions were consolidated as In re Diamond Foods Inc., Securities Litigation and purported to allege claims covering the period from October 5, 2010 through February 8, 2012. The parties reached a proposed agreement to settle the action and on August 21, 2013, the lead plaintiff filed a motion for preliminary approval of the settlement. The preliminarily approved the settlement September 26, 2013. Class members have until December 20, 2013 to object to the settlement, and a hearing for final approval of the proposed settlement is scheduled for January 9, 2014. This settlement remains subject to final approval by the court and no assurance can be given that the settlement will be approved. If this settlement is not approved, management’s attention may be diverted to this matter and there can be no assurance that the litigation would be settled. If the litigation proceeds, the legal and other costs associated with the defense of this action would and the ultimate outcome of this action could have a material adverse effect on our business, financial condition and results of operations.

Putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond Foods and naming certain executive officers and the members of our board of directors as individual defendants. These lawsuits were subsequently consolidated as In re Diamond Foods, Inc. Shareholder Derivative Litigation which purports to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and against the auditor for professional negligence and breach of contract. Following mediation efforts, the parties agreed to terms of a proposed settlement and the court the court entered an order granting final approval of the settlement on August 19, 2013. On September 23, 2013, a Notice of Appeal from the order granting final approval was filed. If the appeal proceeds and, management’s attention may be diverted to this matter, and the costs associated with defending this action would and the ultimate outcome of this action could have a material adverse effect on our business, financial condition and results of operations.

Putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond and naming some of our current and former executive officers and directors as individual defendants. These lawsuits were subsequently consolidated as In re Diamond Foods, Inc., Derivative Litigation. The complaint alleged that defendants made materially false or misleading statements or omissions in proxy statements in 2010 and 2011 and alleged breach of fiduciary duty, unjust enrichment, contribution and indemnification, and gross mismanagement. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. This suit, which was dismissed with prejudice based on lack of subject matter jurisdiction related to deficiencies in plaintiff’s claims, has been appealed. If this appeal proceeds, management’s attention may be diverted to this matter, and the legal and other costs associated with the defense of this action would and the ultimate outcome of this action could have a material adverse effect on our business, financial condition and results of operations.

As a result of the defense of and settlements entered into in the derivative and securities class action suits, we have exhausted our director and officer insurance coverage under potentially applicable insurance policies for the matters indicated above. An unfavorable outcome in any of these matters, including the pending appeals, could result in the Company being required to continue litigating, the expense of which would likely exceed any director and officer insurance coverage that might remain if the pending settlements are not finalized. Further, if we were required to continue litigating these matters, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.

Government investigations may require significant management time and attention, result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flows to suffer. The unfavorable resolution of one or more matters could adversely impact Diamond.

On December 14, 2011, Diamond received a formal order of investigation from the Division of Enforcement of the United States Securities and Exchange Commission. We have also had contact with the U.S. Attorney’s office for the Northern District of California. We have cooperated with the government and expect to continue to do so. The amount of time needed to resolve these investigations is uncertain, and we cannot predict the outcome of these investigations or whether we will face additional government investigations, inquiries or other actions related to our accounting for payments to walnut growers or otherwise. As a result of ongoing discussions with SEC enforcement staff regarding a potential resolution of the SEC investigation, we have recorded a liability as of October 31, 2013, in the amount of $5.0 million, which we currently believe is a reasonable estimate of our potential liability in this matter. The SEC investigation is not complete, nor has a final resolution been reached, and therefore, there can be no assurance that a settlement will be reached on terms acceptable to the Company, the SEC enforcement staff or the Commission. The $5.0 million liability we recorded is subject to change based on the outcome of settlement negotiations and documentation of any final settlement agreement, including any required court approval.

Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the ongoing governmental investigation and any future government inquiries, investigations or actions. These matters have required us to expend significant management time and incur legal and other expenses, and could require us to continue to do so. We have exhausted available coverage under applicable insurance policies, and therefore we will need to pay for expenses related to these matters ourselves. Additionally, these matters could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of fines and penalties by us, and any fines and penalties may have a material effect on our financial condition, business, results of operations and cash flow.

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

Furthermore, we are required to maintain internal control over financial reporting adequate to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. We previously identified material weaknesses in our internal controls in connection with the restatement of our financial statements for fiscal 2010 and 2011 which have been remediated. In connection with the restatement of our financial statements reported in our Quarterly Report on Form 10-Q for the period ended January 31, 2013, we previously identified and disclosed that our controls over the evaluation and review of complex and non-routine transactions were not effective.

Additionally, we previously identified and disclosed in our Annual Report on Form 10-K for the period ended July 31, 2013, a material weakness in our internal control over financial reporting relating to journal entries. As of October 31, 2013 these material weaknesses have not yet been remediated.

Due to these material weaknesses, we have concluded that as of October 31, 2013, our disclosure controls and procedures were not effective. Until these material weaknesses are fully remediated, it may be more difficult for us to manage our business, our results of operations could be harmed, our ability to report results accurately and on time could be impaired, investors may lose faith in the reliability of our statements, and the price of our securities may be materially impacted. We cannot assure you whether, or when, the control deficiencies that are identified as material weaknesses will be fully remediated.

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

Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in additional material misstatements in our consolidated financial statements. Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting.

We may be required to conduct product recalls, potentially triggering concerns with the safety and quality of our products, which could cause consumers to avoid our products and reduce our sales, and net income.

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

We process and package our products in several domestic and international facilities and also have co-manufacturing agreements and co-pack arrangements with third parties. A temporary or extended interruption in operations at any of our facilities, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages, raw material shortage or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to lose sales and write off inventory. Any prolonged disruption in the operations of our facilities would have a significant negative impact on our ability to manufacture and package our products on our own and may cause us to seek additional third-party arrangements, thereby increasing production costs. These third parties may not be as efficient as we are and may not have the capabilities to process and package some of our products, which could adversely affect sales or operating income. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products. Refer to Note 9 to the Notes to Condensed Consolidated Financial Statements for further discussion on our consolidation of our manufacturing operations and the closure of our facility in Fishers, Indiana.

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

The availability, size, quality and cost of raw materials for the production and packaging of our products, including nuts, potatoes, corn and corn products, cooking and vegetable oils, corrugate, resins and other commodities, are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, governmental agricultural and energy programs, exchange rates for foreign currencies and consumer demand. In particular, the availability and cost of walnuts and other nuts are subject to supply contract renewals, crop size, quality, yield fluctuations, changes in governmental regulation, , as well as other factors.

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

We depend on a few significant customers for a large proportion of our net sales. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 16% 18%, 15% and of our total net sales in fiscal 2013, 2012 and 2011 respectively. Sales to our second largest customer, Costco Wholesale Corporation, represented approximately 9%, 12% and 11% of our total net sales in fiscal 2013, 2012 and 2011, respectively. The success of our business is dependent on our ability to successfully manage relationships with these customers, or any other significant customer. Further, there is a continuing trend towards retail trade consolidation, which can create significant cost and margin pressure on our business. The loss of any major customers, or any other significant customer, or a material decrease in their purchases from us, could result in decreased sales and adversely impact our net income.

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

We conduct a substantial amount of business with vendors and customers located outside the United States. During fiscal 2013, 2012 and 2011, sales outside the United States, primarily in the United Kingdom, Canada, South Korea, Japan, Germany, Netherlands, Turkey, China and Spain, accounted for approximately 24%, 23% and 30% of our net sales, respectively. Many factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:

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

A significant portion of our assets are goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a non-cash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. To the extent our market capitalization (increased by a reasonable control premium) results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill and other intangible assets has occurred and to calculate an impairment loss. Based on our intangible asset impairment test as of June 30, 2013, we determined that Kettle U.S. trade name within the Snacks segment was impaired . We recorded a $36.0 million impairment charge within the asset impairments line on the consolidated statement of operations. For further information refer to Note 9 to the Notes to the Condensed Consolidated Financial Statements. If there are future changes in our stock price, or significant changes in the business climate or operating results of our reporting units, we may incur additional impairment charges related to this trade name or our other intangible assets and goodwill. At October 31, 2013, the carrying value of goodwill and other intangible assets totaled approximately $798.0 million, compared to total assets of approximately $1,307.2 million and total stockholders’ equity of approximately $140.0 million. At October 31, 2012 the carrying value of goodwill and other intangible assets totaled approximately $845.7 million, compared to total assets of approximately $1,395.7 million and total stockholders’ equity of approximately $322.1 million.

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

A breach of any of the representations, warranties or affirmative and negative covenants contained in our credit facilities and outstanding senior notes, or other financing arrangements, including our inability to comply with the financial ratios required under any of those arrangements, could trigger events of default. As a result of the errors identified causing the restatement of our fiscal 2010, fiscal 2011 and the second quarter of fiscal 2013 consolidated financial statements, we were in default under our secured credit facility and other financing arrangements for failing to comply with certain representations and warranties and not complying with our covenants, including delivering certain financial statements in a timely manner and maintaining specified financial ratios. .

Although we have obtained waivers from our lenders for events of default to date, if any, further events of default occur and we are not able either to cure it or to obtain a waiver from the requisite lenders or note holders, our lenders or noteholders may declare outstanding obligations, with accrued interest and fees, to be immediately due and payable. Such acceleration of our outstanding financial obligations could result in additional lenders or noteholders declaring other outstanding obligations to be immediately due and payable. In addition, upon any event of default, the administrative agent under our secured credit facility may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under the revolving credit facility and cease making further loans and could institute foreclosure proceedings against our pledged assets.

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

Under our secured credit facility we are required to have at least $20 million of cash, cash equivalents and revolving credit available at all times, beginning February 1, 2013. As of October 31, 2013, the revolving credit facility had $230 million in capacity, of which $150 million was borrowings outstanding. The capacity under the revolving credit facility will decrease to $180 million effective January 31, 2014. We believe we will have sufficient liquidity for at least the next twelve months to meet this covenant. Additionally, beginning on October 31, 2013, the our Consolidated Senior Leverage Ratio, as defined in the Third Amendment to the Secured Credit Facility, will be limited to no more than 4.70 to 1.00 and the fixed charge coverage ratio to no less than 2.00 to 1.00. The Consolidated Senior Leverage Ratio, as defined in the Third Amendment, will decline each quarter, ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014. A breach of any of these covenants could result in an event of default, which could harm our liquidity and financial condition.

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

The trading price of our common stock is volatile and subject to fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our operating performance and the performance of other similar companies;

•	changes in our revenues, earnings, prospects, or recommendations of securities analysts who follow our stock or our industry;

•	publication of research reports about us or our industry by any securities analysts who follow our stock or our industry;

•	speculation in the press or investment community;

•	terrorist acts;

•	general market conditions, including economic factors unrelated to our performance;

•	an outstanding warrant, which is accounted for as a derivative liability with gains or losses included in (gain) loss on warrant liability in our statements of operations; and

•	the results and outcome of ongoing securities class action litigation and governmental investigations.

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

Oaktree is the holder of a warrant to purchase up to approximately 4.4 million shares of our common stock, which is currently exercisable. The warrant is accounted for as a derivative liability with gains or losses included in (gain) loss on warrant liability in our statements of operations. If the warrant is exercised, the volatility in the trading price of our common stock may increase. The presence of these additional issuable shares of our common stock may increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following are details of repurchases of common stock during the three months ended October 31, 2013:

			Total number of	Approximate Dollar
	Total number	Average price	shares repurchased as	value of shares
	of shares	paid per	part of publicly	that may yet be purchased
Period	repurchased (1)	share	announced plans	under the plans
Repurchases from August 1 - August 31, 2013	7,764	$20.40	—	$—
Repurchases from September 1 - September 30, 2013	1,333	21.99	—	$—
Repurchases from October 1 - October 31, 2013	672	21.82	—	$—

Total	9,769	$20.71	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.

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

DIAMOND FOODS, INC.

Date: December 9, 2013	By:	/s/ Raymond Silcock
Raymond Silcock
Executive Vice President and Chief Financial Officer