Form 10-Q
period 2014-01-31
Diamond Foods Inc
filed 2014-03-11
CIK 1320947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Number of shares of common stock outstanding as of March 7, 2014: 31,382,013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements, including statements about our future financial and operating performance and results, business strategy, commodity prices, liquidity position and sufficiency, brand portfolio and performance, availability of raw materials, our position in the walnut industry, enhancing internal controls and remediating material weaknesses. These forward-looking statements are based on our assumptions, expectations and projections about future events only as of the date of this report. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the SEC. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this report and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. Actual results may differ materially from what we currently expect because of many risks and uncertainties, such as: unexpected delays or increased costs in implementing our business strategies; changes in consumer preferences for snack and nut products; risks relating to our leverage, including the cost of our debt and its effect on our ability to respond to changes in our business, markets and industry; the dilutive impact of equity issuances; risks relating to litigation and regulatory proceedings; uncertainties relating to our relations with growers; availability and cost of walnuts and other raw materials; increasing competition and possible loss of key customers; and general economic and capital markets conditions.

As used in this Quarterly Report, the terms “Diamond Foods,” “Diamond,” “Company,” “Registrant,” “we,” “us,” and “our” mean Diamond Foods, Inc. and its subsidiaries unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

(Unaudited)

	January 31, 2014	July 31, 2013	January 31, 2013
		As revised
ASSETS
Current assets:
Cash and cash equivalents	$3,556	$5,885	$4,583
Trade receivables, net	86,132	97,202	67,934
Inventories, net	176,041	115,456	182,143
Deferred income taxes	—	—	4,102
Prepaid income taxes	21	—	550
Prepaid expenses and other current assets	14,305	12,562	16,728

Total current assets	280,055	231,105	276,040
Property, plant and equipment, net	130,112	132,225	138,073
Goodwill	408,089	401,125	404,791
Other intangible assets, net	393,099	388,084	434,401
Other long-term assets	17,402	19,776	21,670

Total assets	$1,228,757	$1,172,315	$1,274,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,916	$5,860	$5,805
Warrant liability	82,085	58,147	35,712
Accounts payable and accrued liabilities	227,492	220,542	102,737
Payable to growers	103,392	6,096	97,974

Total current liabilities	418,885	290,645	242,228
Long-term obligations	549,390	585,077	552,555
Deferred income taxes	107,317	103,518	127,883
Other liabilities	21,862	23,106	23,732
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 22,921,689, 22,766,759 and 22,613,169 shares issued and 22,496,794, 22,376,406 and 22,255,088 shares outstanding at January 31, 2014, July 31, 2013, and January 31, 2013, respectively	23	23	22
Treasury stock, at cost: 424,895, 390,353 and 358,081 shares held at January 31, 2014, July 31, 2013, and January 31, 2013, respectively	(11,840)	(11,019)	(10,525)
Additional paid-in capital	338,493	334,310	329,175
Accumulated other comprehensive income	19,199	4,007	7,934
Retained earnings (deficit)	(214,572)	(157,352)	1,971

Total stockholders’ equity	131,303	169,969	328,577

Total liabilities and stockholders’ equity	$1,228,757	$1,172,315	$1,274,975

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Net sales	$220,577	$220,844	$455,245	$479,306
Cost of sales	164,649	170,275	341,384	370,191

Gross profit	55,928	50,569	113,861	109,115
Operating expenses:
Selling, general and administrative	33,822	32,266	90,378	70,447
Advertising	13,129	12,294	23,787	21,339
Loss (gain) on warrant liability	6,962	(18,625)	23,938	(11,109)

Total operating expenses	53,913	25,935	138,103	80,677

Income (loss) from operations	2,015	24,634	(24,242)	28,438
Interest expense, net	16,104	14,231	30,952	28,143

Income (loss) before income taxes	(14,089)	10,403	(55,194)	295
Income taxes	971	262	2,019	883

Net (loss) income	$(15,060)	$10,141	$(57,213)	$(588)

Earnings (loss) per share:
Basic	(0.68)	$0.46	(2.60)	$(0.03)
Diluted	(0.68)	$(0.37)	(2.60)	$(0.50)
Shares used to compute earnings (loss) per share:
Basic	22,052	21,781	22,019	21,703
Diluted	22,052	23,215	22,019	23,508

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Net income (loss):	$(15,060)	$10,141	$(57,213)	$(588)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax[1]	5,010	(4,698)	15,376	2,947
Change in pension liabilities, net of tax[2]
Prior service cost arising during period	—	—	—	—
Net gain/(loss) arising during period	—		—
Less: amortization of prior (gain)/loss included in net periodic pension cost	(93)	943	(184)	943
Less: amortization of prior service cost included in net periodic pension cost	—	—	—	—
Gains and losses on derivatives, net of tax [3]
Realized gains or loss arising during the period	—	—	—	—
Less: reclassification adjustments for gains	—	—	—	—

Other comprehensive income (loss):	4,917	(3,755)	15,192	3,890

Comprehensive (loss) income	$(10,143)	$6,386	$(42,021)	$3,302

1	Net of tax expense and benefit of nil, for the three months and six months ended January 31, 2014 and net of tax expense of $0.1 million and tax benefit of $0.2 million for the three and six months ended January 31, 2013, respectively.
2	Net of tax expense and tax benefit of nil, for the three and six months ended January 31, 2014 and net of tax expense of $0 million for the three and six months ended January 31, 2013.
3	Net of tax expense and tax benefit of nil for the three and six months ended January 31, 2014 and 2013.

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,213)	$(588)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,293	16,138
Deferred income taxes	1,715	1,209
Excess tax benefit from stock option transactions	—	(69)
Stock-based compensation	3,464	1,122
(Gain) Loss on warrant liability	23,938	(11,109)
Loss on securities settlement	32,173	—
Gain on shareholder derivative case	(1,600)	—
Debt issuance cost amortization	1,698	1,414
Payment-in-kind interest on debt	15,425	11,256
Gain on separation and clawback agreement	—	(3,153)
Other, net	2,064	975
Changes in assets and liabilities:
Trade receivables, net	18,367	17,479
Inventories	(60,201)	(16,383)
Prepaid expenses and other current assets and income taxes	(5,126)	3,916
Other assets	332	3,277
Accounts payable and accrued liabilities	(26,681)	(27,353)
Payable to growers	97,296	64,258
Other liabilities	(181)	(2,663)

Net cash provided by operating activities	61,763	59,726

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,748)	(4,499)
Proceeds from sale of property, plant and equipment and other	56	112
Change in restricted cash	—	6,091

Net cash provided by (used in) investing activities	(7,692)	1,704

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) of revolving line of credit under the Secured Credit Facility, net	(49,613)	(49,551)
Payment of long-term debt and notes payable	(3,984)	(9,136)
Excess tax benefit from stock option transactions	—	69
Purchase of treasury stock	(821)	(621)
Other, net	720	(866)

Net cash (used in) financing activities	(53,698)	(60,105)

Effect of exchange rate changes on cash	(2,702)	(33)

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents:	(2,329)	1,292
Beginning of period	5,885	3,291

End of period	$3,556	$4,583

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	11,922	$14,026
Income taxes	9	(5,612)
Non-cash investing activity:
Accrued capital expenditures	1,093	764

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended January 31, 2014 and 2013

(In thousands, except share and per share information unless otherwise noted)

(Unaudited)

(1) Organization and Basis of Presentation

Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. In 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand® to Diamond’s existing portfolio of leading brands in the snack industry. Diamond sells its products to global, national, regional and independent grocery, drug, and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels. Sales to the Company’s largest customer accounted for approximately 17.2% and 15.3%, and 17.3% and 18.4% of total net sales for the three and six months ended January 31, 2014 and 2013, respectively. No other customer accounted for 10% or more of the Company’s total net sales for those periods.

The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended July 31, 2013, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s Condensed Consolidated Financial Statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2013 Annual Report on Form 10-K. Operating results for the three and six months ended January 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014.

Diamond reports its operating results on the basis of a fiscal year that starts August 1 and ends July 31. Diamond refers to the fiscal years ended July 31, 2010, 2011, 2012, 2013, and 2014, as “fiscal 2010,” “fiscal 2011,” “fiscal 2012,” “fiscal 2013” and “fiscal 2014”, respectively.

Revision of Financial Statements

During the preparation of the first quarter fiscal 2014 Form 10-Q, the Company determined that the statutory income tax rate used to value United Kingdom deferred taxes was not correct as of July 31, 2013. This is due to a change in the statutory tax rate enacted in the fourth quarter of fiscal 2013, which resulted in a $3.2 million overstatement of the net deferred income tax liability balance at July 31, 2013 and a $3.3 million understatement of the income tax benefit for the year. The Company assessed the materiality of the error in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality and concluded that this error was not material to the fiscal 2013 consolidated financial statements. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, due to the immaterial nature of this error, the Company revised the 2013 consolidated financial statements in this filing and will revise the 2013 consolidated financial statements when the fiscal 2014 Annual Report on Form 10-K is filed.

The effect of the revision on the line items within the Company’s consolidated statements of operations for the year ended July 31, 2013 is as follows:

	July 31, 2013
	As Reported	Correction	As Revised
Income taxes (benefit)	$(12,957)	(3,321)	$(16,278)
Net loss	(163,232)	3,321	(159,911)
Loss per share:
Basic	(7.48)	0.15	(7.33)
Diluted	(7.48)	0.15	(7.33)
Shares used to compute earnings (loss) per share:
Basic	21,813	21,813	21,813
Diluted	21,813	21,813	21,813

The effect of the revision on the line items within the Company’s consolidated balance sheet as of July 31, 2013 is as follows:

	July 31, 2013
	As Reported	Correction	As Revised
Deferred income taxes	$106,767	$(3,249)	$103,518
Retained earnings (deficit)	(160,673)	3,321	(157,352)
Accumulated other comprehensive income	4,079	(72)	4,007
Total stockholders’ equity	166,720	3,249	169,969
Total liabilities and stockholders’ equity	1,172,315	—	1,172,315

The effect of the revision on the line items within the Company’s consolidated statements of cash flows for the year ended July 31, 2013 is as follows:

	July 31, 2013
	As Reported	Correction	As Revised
Net loss	$(163,232)	$3,321	$(159,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(11,412)	(3,321)	(14,733)
Net cash provided by operating activities	44,261	—	44,261

The effect of the revision on the line items within the Company’s consolidated statements of comprehensive income (loss) for the year ended July 31, 2013 is as follows:

	July 31, 2013
	As Reported	Correction	As Revised
Net (loss) income	$(163,232)	$3,321	$(159,911)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(5,806)	(72)	(5,878)
Other comprehensive (loss) income	35	(72)	(37)
Comprehensive (loss) income	(163,197)	3,249	(159,948)

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

In May 2012, Diamond closed an agreement to recapitalize its balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”). The Oaktree investment initially consisted of $225 million of newly-issued senior notes (“Oaktree Senior Notes”) and a warrant to purchase approximately 4.4 million shares of Diamond common stock. Oaktree’s warrant became exercisable at $10.00 per share on March 1, 2013. The warrant is accounted for as a derivative liability and is remeasured at fair value each reporting period with gains and losses recorded in net income. On February 19, 2014, Oaktree exercised the warrant. See Note 15 to the Notes to the Condensed Consolidated Financial Statements for further details.

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

In February 2013, the Company purchased 164 corn call option commodity derivatives. This purchase is in accordance with Company policy to mitigate the market price risk associated with the anticipated raw material purchase requirements, specifically to mitigate the market price risk of future corn purchases expected to be made by the Company. This agreement had a total notional amount of approximately $0.3 million. The Company accounts for commodity derivatives as non-hedging derivatives.

In the second quarter of fiscal 2014, the Company sold the remaining 80 corn call option commodity derivatives that were purchased in February 2013. The amount of gain recognized in income associated with this sale was $3 thousand.

In August 2013, the Company obtained preliminary approval to settle the action In re Diamond Foods Inc, Securities Litigation (“Securities Settlement”). Pursuant to the terms of the Securities Settlement, the Company agreed to pay a total of $11.0 million in cash and issue 4.45 million shares of common stock to resolve all claims asserted on behalf of investors who purchased the Company’s stock between October 5, 2010 and February 2012. The court issued an order granting final approval of the Securities Settlement on January 21, 2014 and the appeal period expired on February 20, 2014, at which time the Securities Settlement became effective. See Note 15 to the Notes to the Condensed Consolidated Financial Statements for further details. The stock portion of the Securities Settlement, recorded within accounts payable and accrued liabilities, is accounted for as a liability and is remeasured at fair value each reporting period with gains and losses recorded in net income until the settlement becomes effective.

In January 2014, the Company purchased an additional 164 corn call option commodity derivatives. This purchase is in accordance with Company policy to mitigate the market price risk associated with the anticipated raw material purchase requirements, specifically to mitigate the market price risk of future corn purchases expected to be made by the Company. This agreement had a total notional amount of approximately $0.3 million. The Company accounts for commodity derivatives as non-hedging derivatives. As of January 31, 2014, the Company had 164 corn call option commodity derivatives.

The fair values of the Company’s derivative instruments as of January 31, 2014, July 31, 2013 and January 31, 2013, were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		1/31/14	7/31/13	1/31/13
Derivatives not designated as hedging instruments under ASC 815:
Commodity contracts	Prepaid and other current assets	$316	$29	$—
Interest rate contracts	Other long-term assets	—	—	2
Warrants	Warrant liability	(82,085)	(58,147)	(35,712)

Total		$(81,769)	$(58,118)	$(35,710)

The effect of the Company’s derivative instruments on the condensed consolidated statements of operations for the three months ended January 31, 2014 and 2013, is summarized below:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		1/31/14	1/13/13
Commodity contracts	Selling, general and administrative	$128	$(27)
Interest rate contracts	Interest expense	—	(1)
Warrant	Loss on warrant liability	(6,962)	18,625

Total		$(6,834)	$18,597

The effect of the Company’s derivative instruments on the condensed consolidated statements of operations for the six months ended January 31, 2014 and 2013 is summarized below:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		1/31/14	1/13/13
Commodity contracts	Selling, general and administrative	$100	$(483)
Interest rate contracts	Interest expense	—	(8)
Warrant	Gain on warrant liability	(23,938)	11,109

Total		$(23,838)	$10,618

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of January 31, 2014 there were no cash equivalents. The Company’s derivative assets (liabilities) measured at fair value on a recurring basis were $0.3 million as of January 31, 2014, $29 thousand as of July 31, 2013, and $2 thousand as of January 31, 2013. The Company has elected to use the income approach to value the derivative liabilities, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates). Mid-market pricing is used as a practical expedient for fair value measurements. Under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments.

The stock portion of the Company’s Securities Settlement measured at fair value on a recurring basis, was $117.3 million as of January 31, 2014, $85.1 million as of July 31, 2013, and nil as of January 31, 2013 and is recorded in the Accounts payable and accrued liabilities line in the Condensed Consolidated Balance Sheets. The Company has elected to use the market approach to value the stock portion of the Securities Settlement. The valuation is considered Level 1 due to the use of quoted prices in an active market for identical assets at the measurement date. The court issued an order granting final approval of the Securities Settlement on January 21, 2014, and the appeal period expired on February 20, 2014, at which time the Securities Settlement became effective. Refer to Note 15 to the Notes to the Condensed Consolidated Financial Statements for further information.

The Company’s warrant liability measured at fair value on a recurring basis was $82.1 million as of January 31, 2014, $58.1 million as of July 31, 2013 and $35.7 million as of January 31, 2013. The Company has elected to use the income approach to value the warrant liability and uses the Black-Scholes option valuation model. This valuation is considered Level 3 due to the use of certain unobservable inputs. Inputs into the Black-Scholes model include: remaining term, stock price, strike price, maturity date, risk-free rate, and expected volatility. The significant Level 3 unobservable inputs used in the valuation are shown below:

	1/31/14	7/31/13	1/31/13
Expected volatility	47.50%	45.60%	47.23%
Probability of Special Redemption	N/A	N/A	0.00%

In applying the valuation model, small increases or decreases in the expected volatility could result in a significantly higher or lower fair value measurement. Based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur. The Company recognized a loss for the three and six months ended January 31, 2014 related to the warrant liability due to changes in the fair value of the warrant. On February 19, 2014, Oaktree exercised the warrant. See Note 15 to the Notes to the Condensed Consolidated Financial Statements for further details.

The following is a reconciliation of liabilities activity, measured at fair value based on Level 3 inputs for the three months ended January 31, 2014:

	Warrant Liability
	1/31/14	1/31/13
Beginning Balance - October 31	$(75,123)	$(54,337)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or (losses) (realized/unrealized)
Included in earnings	(6,962)	18,625
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending Balance - January 31	$(82,085)	$(35,712)

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(6,962)	$18,625

The following is a reconciliation of liabilities activity, measured at fair value based on Level 3 inputs for the six months ended January 31, 2014:

	Warrant Liability
	1/31/14	1/31/13
Beginning Balance - July 31	$(58,147)	$(46,821)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or (losses) (realized/unrealized)
Included in earnings	(23,938)	11,109
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—

Ending Balance - January 31	$(82,085)	$(35,712)

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(23,938)	$11,109

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

The following table presents the carrying value and fair value of our outstanding Oaktree debt as January 31, 2014:

	1/31/14		7/31/13		1/31/13
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Note	$133,118	$204,613	$121,266	$150,295	$111,376	$134,285
Redeemable Note	$94,705	$102,306	$89,660	$75,147	$85,335	$67,142

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

Assumptions used in the Black-Scholes model are presented below:

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2014	2013	2014	2013
Average expected life, in years	5.50	5.50-6.06	5.50-6.06	5.50-6.06
Expected volatility	55.78%	53.29%-54.53%	55.78%-55.84%	52.99%-54.53%
Risk-free interest rate	1.69%	0.83%-1.01%	1.69%-1.70%	0.83%-1.01%
Dividend rate	0.00%	0.00%	0.00%	0.00%

The following table summarizes option activity during the six months ended January 31, 2014:

	Number of Shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2013	1,457	$26.06
Granted	190	21.08
Exercised	(44)	16.38
Cancelled	(134)	38.98

Outstanding at January 31, 2014	1,469	24.54	7.6	$10,838

Exercisable at January 31, 2014	699	28.33	5.9	$4,149

There were 10,000 and 189,601 stock options granted during the three and six months ended January 31, 2014, respectively, and 604,414 in the three and six months ended January 31, 2013. The weighted average fair value per share of stock options granted during the three and six months ended January 31, 2014 was $12.53 and $11.21, respectively, and $7.27 for the three and six months ended January 31, 2013. The fair value per share of stock options vested during the three and six months ended January 31, 2014 was $9.23 and $10.61, respectively, and $16.49 and $21.48 for the three and six months ended January 2013. There were 3,950 and 43,950 stock options exercised during the three and six months ended January 31, 2014, respectively, and none exercised in the three and six months ended January 31, 2013. The total intrinsic value of stock options exercised during the three and six months ended January 31, 2014, was $0.03 million and $0.3 million, respectively.

The following table summarizes nonvested stock option activity during the six months ended January 31, 2014:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Nonvested at July 31, 2013	785	$10.51
Granted	190	11.21
Vested	(156)	10.61
Cancelled	(49)	15.32

Nonvested at January 31, 2014	770	10.36

As of January 31, 2014, approximately $6.8 million of total unrecognized compensation expense related to nonvested stock options was expected to be recognized over a weighted average period of 2.6 years. As of January 31, 2013 approximately $8.3 million of total unrecognized compensation expense related to nonvested stock options was expected to be recognized over a weighted average period of 3.2 years. Cash received from option exercises was $0.07 million, $2.0 million, and nil for the three months ended January 31, 2014, fiscal 2013, and three months ended January 31, 2013, respectively.

Restricted Stock and Awards: Restricted stock and restricted stock unit activity during the six months ended January 31, 2014:

	Restricted Stock		Restricted Stock Units
	Number of shares (in thousands)	Weighted average grant date fair value per share	Number of shares (in thousands)	Weighted average grant date fair value per share
Outstanding at July 31, 2013	407	$22.25	218	$16.87
Granted	96	20.89	187	21.12
Vested	(51)	30.34	(47)	16.99
Cancelled	(32)	29.82	(15)	15.76

Outstanding at January 31, 2014	420	20.37	343	19.22

There were nil and 95,735 restricted stock awards granted during the three and six months ended January 31, 2014 and 317,970 restricted stock awards granted during three and six months ended January 31, 2013. The weighted average fair value per share of restricted stock granted during the six months ended January 31, 2014 was $20.89 and was $14.25 for the three and six months ended January 31, 2013. The weighted average fair value per share at the grant date of restricted stock vested during the three and six months ended January 31, 2014 was $16.43 and $30.34, respectively, and was $27.39 and $31.59 for the three and six months ended January 31, 2013, respectively. The total intrinsic value of restricted stock vested in the three and six months ended January 31, 2014 was $0.6 million and $1.2 milllion, respectively, and was $0.1 million and $1.7 million for the three and six months ended January 31, 2013, respectively.

As of January 31, 2014, there was $6.6 million of unrecognized compensation expense related to nonvested restricted stock expected to be recognized over a weighted average period of 2.8 years. As of January 31, 2014, there was $5.3 million of unrecognized compensation expense related to nonvested restricted stock units expected to be recognized over a weighted average period of 3.3 years. As of January 31, 2013 $8.2 million of unrecognized compensation expense related to nonvested restricted stock was expected to be recognized over a weighted average period of 2.9 years, and $3.3 million of unrecognized compensation expense related to nonvested restricted stock units is expected to be recognized over a weighted average period of 3.9 years. Cash received to settle stock awards was $100, $400, and $300, as of January 31, 2014, July 31, 2013, and January 31, 2013, respectively.

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

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(15,060)	$10,141	$(57,213)	$(588)
Less: income allocated to participating securities	—	(175)	—	—

Income (loss) attributable to common shareholders—basic	(15,060)	9,966	(57,213)	(588)
Add: undistributed income attributable to participating securities	—	175	—	—
Less: income attributed to gain on warrant liability	—	(18,625)	—	(11,109)
Less: undistributed income reallocated to participating securities	—	—	—	—

Income (loss) attributable to common shareholders—diluted	$(15,060)	$(8,484)	$(57,213)	$(11,697)

Denominator:
Weighted average shares outstanding—basic	22,052	21,781	22,019	21,703
Dilutive shares—stock options and warrant	—	1,434	—	1,805

Weighted average shares outstanding—diluted	22,052	23,215	22,019	23,508

Income (loss) per share attributable to common shareholders (1):
Basic	$(0.68)	$0.46	$(2.60)	$(0.03)
Diluted	$(0.68)	$(0.37)	$(2.60)	$(0.50)

(1)	Computations may reflect rounding adjustments.

The Company was in a loss position for both the three and six months ended January 31, 2014 and the six months ended January 31, 2013. Accordingly, stock options and restricted stock units outstanding were excluded in the computation of diluted earnings (loss) per share because their effect would be antidilutive. Additionally, as the Company was in a loss position and the change in the fair value of the warrant liability resulted in a loss for the three and six months ended January 31, 2014 and the six months ended 2013, a numerator adjustment was not made to the diluted earnings (loss) per share calculation. The 4.45 million shares of common stock, pursuant to the terms of the preliminarily approved Securities Settlement, were excluded in the computation of diluted earnings (loss) per share calculation as of January 31, 2014 as the Securities Settlement was not effective and the shares were not yet issued. The court issued an order granting final approval of the Securities Settlement on January 21, 2014 and the appeal period expired on February 20, 2014, at which time the Securities Settlement became effective. See Note 15 to the Notes to the Condensed Consolidated Financial Statements for further details.

(6) Balance Sheet Items

Inventories consisted of the following:

	January 31,	July 31,	January 31,
	2014	2013	2013
Raw materials and supplies	$88,545	$29,825	$97,147
Work in process	28,400	28,058	26,439
Finished goods	59,096	57,573	58,557

Total	$176,041	$115,456	$182,143

In the second quarter of fiscal 2014, the Company revised its estimate for expected walnut costs which resulted in a pre-tax increase in cost of sales of approximately $0.8 million for walnut sales recognized in the first three months of fiscal 2014.

Accounts payable and accrued liabilities consisted of the following:

	January 31,	July 31,	January 31,
	2014	2013	2013
Accounts payable	$67,139	$75,833	$58,355
Securities litigation settlement	117,302	96,129	—
Accrued promotions	21,025	16,087	21,302
Accrued salaries and benefits	10,577	18,883	13,290
Accrued taxes	7,118	9,160	4,435
Other	4,331	4,450	5,355	(1)

Total	$227,492	$220,542	$102,737

(1)	The current and long term portions of capital leases are reflected in Accounts payable and accrued liabilities and Other liabilities, respectively, on the Condensed Consolidated Balance Sheets.

(7) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	January 31,	July 31,	January 31,
	2014	2013	2013
Land and improvements	$10,332	$9,823	$10,090
Buildings and improvements	57,448	56,745	53,535
Machinery, equipment and software	214,446	214,294	184,479
Construction in progress	9,356	2,024	5,718
Capital leases	14,796	14,420	11,846

Total	306,378	297,306	265,668
Less: accumulated depreciation	(174,101)	(163,145)	(124,898)
Less: accumulated amortization	(2,165)	(1,936)	(2,697)

Property, plant and equipment, net	$130,112	$132,225	$138,073

For the three and six months ended January 31, 2014, depreciation expense was $5.9 million and $12.3 million, respectively. For the three and six months ended January 31, 2013, depreciation expense was $6.2 million and $12.1 million, respectively.

During fiscal 2013, the Company accelerated the remaining useful lives of leasehold and building improvement assets at the Fishers facility. Refer to Note 8 to the Notes to the Condensed Consolidated Financial Statements for further discussion on the Fishers facility closure.

(8) Fishers Facility Closure

On October 25, 2012, Diamond announced a plan to consolidate its manufacturing operations within the Nuts reportable segment and to close its facility in Fishers, Indiana. Certain manufacturing equipment at Fishers has been relocated to Diamond’s facility in Stockton, California. During fiscal 2012, Diamond recorded asset impairment charges of $10.1 million associated with Fishers equipment that was not moved to the Stockton facility. The fair value of the equipment was determined by management utilizing a combination of price quotes and a discounted cash flow analysis. Within selling, general and administrative expenses, the Company recorded severance expenses related to Fishers employees of $1.2 million and $1.3 million for the three and six months ended January 31, 2013, respectively. As of January 31, 2014, the Company has paid all severance related payments.

In fiscal 2013, the Company accelerated the remaining useful lives of leasehold and building improvement assets at the Fishers facility to correspond with the estimated cease use date, and recorded additional depreciation expense of $0.9 million, within selling, general and administrative expenses. In fiscal 2013, the Company also recorded an intangible asset impairment charge of $1.6 million, within asset impairments in the Company’s Condensed Consolidated Statement of Operations, associated with customer contracts and related relationships. This impairment charge represented a write down of the total net book value of the intangible asset as of April 30, 2013, within the Nuts reportable segment. This impairment charge was recognized in conjunction with the Fishers facility closure because certain products were no longer being produced and therefore would not generate future cash flows after the closure of this facility. In fiscal 2013, the Company also classified approximately $0.7 million of assets as held for sale. The Company sold these assets in fiscal 2013 for a gain of $0.3 million.

In fiscal 2013, the Company recorded an additional charge within selling general and administrative expenses of $4.9 million associated with the Fishers facility future lease obligations. This charge included an estimate of sublease rental income. The future cash lease and maintenance related payments made by the Company will reduce this liability. In the second quarter of fiscal 2014, the Company entered into an agreement to sublease a portion of the Fishers facility. Accordingly, the Company updated the assumptions used to arrive at the Fishers facility future lease obligation for the sublease rental income and determined no adjustment was considered necessary to the liability that was recorded in fiscal 2013.

As of January 31, 2014, the Company has outstanding $3.9 million associated with the Fishers facility future lease obligation. As of July 31, 2013, the exit of the Fishers facility was complete.

(9) Intangible Assets and Goodwill

The changes in the carrying amount of goodwill are as follows:

	Snacks	Nuts	Total
Balance as of July 31, 2012
Goodwill			$403,158
Accumulated impairment losses			—

			403,158

Goodwill acquired during the year
Impairment losses	—	—	—
Translation adjustments	1,633	—	1,633

Balance as of January 31, 2013
Goodwill			404,791
Accumulated impairment losses			—

	$332,156	$72,635	$404,791

Balance as of July 31, 2013
Goodwill	$328,490	$72,635	$401,125
Accumulated impairment losses	—	—	—

	328,490	72,635	401,125

Goodwill acquired during the year	—	—	—
Impairment losses	—	—	—
Translation adjustments	6,964	—	6,964

Balance as of January 31, 2014
Goodwill	335,454	72,635	408,089
Accumulated impairment losses	—	—	—

	$335,454	$72,635	$408,089

Goodwill was allocated amongst the Snacks and Nuts reportable segments beginning in the second quarter of fiscal 2013 due to the change in the Company’s operating and reportable segments.

Other intangible assets consisted of the following:

	January 31,	July 31,	January 31,
	2014	2013	2013
Brand intangibles (not subject to amortization)	$265,225	$297,577	$299,497
Intangible assets subject to amortization:
Customer contracts and related relationships	161,635	157,838	160,821

Total other intangible assets, gross	426,860	455,415	460,318
Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(33,761)	(29,771)	(25,917)
Less asset impairments:
Brand intangibles	—	(36,000)	—
Customer contracts and related relationships	—	(1,560)	—

Total other intangible assets, net	$393,099	$388,084	$434,401

Identifiable intangible asset amortization expense for the three and six months ended January 31, 2014, was $2.0 million and $4.0 million, respectively and was $2.0 million and $4.0 million for the three and six months ended January 31, 2013, respectively. Identifiable intangible asset amortization expense for each of the five succeeding years will amount to approximately $8.0 million, and will amount to approximately $4.0 million for the remainder of fiscal 2014.

In fiscal 2013, the Company also recorded an intangible asset impairment charge of $1.6 million, within asset impairments, associated with customer contacts and related relationships. This impairment charge represents a write-down of the total net book value of the intangible asset as of the third quarter and is included within the Nuts reportable segment.

In fiscal 2013, the Company performed its annual impairment test of goodwill and non-amortizing intangible assets required by ASC 350 as of June 30, 2013. Goodwill was determined not to be impaired. The Company determined the Kettle U.S. trade name within the Snacks segment was impaired based on a decrease in forecasted future revenues. The Company recorded a $36.0 million impairment charge within the asset impairment line on the consolidated statement of operations during fiscal 2013.

(10) Notes Payable and Long-Term Obligations

Long term debt outstanding:

	January 31, 2014	July 31, 2013	January 31, 2013
		As Revised
Secured Credit Facility	$318,024	$369,454	$350,022
Oaktree Debt	227,823	210,926	196,710
Guaranteed Loan	9,459	10,557	11,628

Total outstanding debt	555,306	590,937	558,360
Less: current portion	(5,916)	(5,860)	(5,805)

Total long-term debt	$549,390	$585,077	$552,555

The Company determined that the Guaranteed Loan line item was understated by $2.2 million and the Secured Credit Facility line item was overstated by the same amount in the above disclosure as of July 31, 2013. Total long-term debt, total outstanding debt and the total current portion of debt were presented correctly. The Company assessed the materiality of this correction, concluded that this error was not material to the fiscal 2013 Consolidated Financial Statements and revised the July 31, 2013 balances to correct the presentation.

Net interest expense for the three and six months ended January 31 are as follows:

	Three Months		Six Months
	Ended January 31,		Ended January 31,
	2014	2013	2014	2013
Secured Credit Facility	$6,339	$7,510	$13,005	$15,347
Oaktree Debt	9,410	6,110	17,240	11,907
Guaranteed Loan	122	215	250	445
Interest income	—	(1)	—	(5)
Capitalized interest	(26)	(68)	(40)	(382)
Other	259	465	497	831

Interest expense, net	$16,104	$14,231	$30,952	$28,143

In February 2010, Diamond entered into an agreement (the “Secured Credit Agreement”) with a syndicate of lenders for a five-year $600 million secured credit facility (the “Secured Credit Facility”). Diamond’s Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved Diamond’s request for a $35 million increase in the revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved Diamond’s request for a $50 million increase in the revolving credit facility to $285 million, under the same terms. As part of the Waiver and Third Amendment to its Secured Credit Facility (the “Third Amendment”), the revolving credit facility was reduced from $285 million to $255 million in May 2012, to $230 million in July 2013 and as of January 31, 2014, the capacity on the revolving credit facility was reduced to $180 million. As of January 31, 2014, $104.4 million was outstanding under the revolving credit facility. In May 2012, Diamond made a $100 million pre-payment on the term loan facility as part of the Third Amendment. As of January 31, 2014, the term loan facility had $214 million outstanding. In addition, scheduled principal payments on the term loan facility were $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on February 25, 2015. For the three and six months ended months ended January 31, 2014, the blended interest rate for the Company’s consolidated borrowings, excluding the Oaktree debt, was 6.37% and 6.35%, respectively. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility.

The Secured Credit Facility provided for customary affirmative and negative covenants and cross default provisions that may be triggered if Diamond fails to comply with obligations under its other credit facilities or indebtedness. Beginning on January 31, 2014, the Company’s senior debt to consolidated EBITDA ratio (“Consolidated Senior Leverage Ratio”), as defined in the Third Amendment, would be limited to no more than 4.70 to 1.00 and the fixed charge coverage ratio to no less than 2.00 to 1.00. The Consolidated Senior Leverage Ratio covenant would decline each quarter, ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014.

In December 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $9.5 million was outstanding as of January 31, 2014. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account and made available as expenditures were approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash was classified as non-current on the balance sheet. In December 2012, the remaining balance within the escrow account was released back to the lender and was used to pay down the outstanding loan balance. Also, as part of the paydown, the Company paid a 4% prepayment penalty, which was recorded in interest expense.

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

The Oaktree investment initially consisted of $225 million of newly-issued Oaktree Senior Notes and a warrant to purchase approximately 4.4 million shares of Diamond common stock. The Oaktree Senior Notes will mature in 2020 and bear interest at 12% per year that may be paid-in-kind at Diamond’s option for the first two years. Oaktree’s warrant became exercisable at $10 per share. The Oaktree agreements do not impose any covenants incremental to those under the Secured Credit Facility.

The Oaktree agreements provided that if Diamond secured a specified minimum supply of walnuts from the 2012 crop and achieved profitability targets for its nut businesses for the six-month period ended January 31, 2013, the warrant would be cancelled and Oaktree would have had the ability to exchange $75 million of the Oaktree Senior Notes for convertible preferred stock of Diamond (the “Special Redemption”). The convertible preferred stock would have had an initial conversion price of $20.75, which represented a 3.5% discount to the closing price of Diamond common stock on April 25, 2012, the date that the Company entered into its commitment with Oaktree. The convertible preferred stock would have paid a 10% dividend that would be paid-in-kind for the first two years. The warrant is accounted for as a derivative liability with gains or losses included in (gain) loss on warrant liability in the Company’s Condensed Statements of Operations. Based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur.

Pursuant to the Oaktree agreements, Diamond was permitted to prepay all (but not part) of the principal on the Oaktree Senior Notes at a 1% premium prior to May 29, 2013. Beginning on May 29, 2013, the applicable premium increased to 12% and would be applied to any prepayments of principal (including partial prepayments). This premium will reduce to 6% on May 29, 2016, 3% on May 29, 2017, and nil on May 29, 2018. As of January 31, 2014, Diamond would pay a prepayment penalty of $32.3 million, excluding accrued interest, on the Oaktree Senior Notes. For further details on the actual prepayment made as part of the refinancing refer to Note 15 to the Notes to the Condensed Consolidated Financial Statements.

On May 22, 2012, Diamond entered into the Third Amendment, which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief which the Company is no longer provided as of January 31, 2014. In the second fiscal quarter, these covenants became applicable at revised levels set forth in the amendment (initially 4.70 to 1.00 for the Consolidated Senior Leverage Ratio declining each quarter, ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014, and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio). The Third Amendment included a new covenant requiring that Diamond have at least $20 million of cash, cash equivalents and revolving credit availability at all times beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments from $10 million to $0.9 million. The Third Amendment also amends the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over the London Interbank Offered Rate (“LIBOR”) and the base rate at which loans under the Secured Credit Agreement bear interest). Under the Third Amendment, initially, Eurodollar rate loans bore interest at 5.50% plus the LIBOR for the applicable loan period, and base rate loans bore interest at 450 basis points plus the highest of (i) the Federal Funds Rate plus 50 basis points, (ii) the Prime Rate, (iii) Eurodollar Rates plus 100 basis points. The LIBOR rate is subject to a LIBOR floor, initially 125 basis points (the “LIBOR Floor”). The applicable rate will decline, if and when Diamond achieves reductions in its ratio of senior debt to EBITDA, as defined in the Third Amendment. The Third Amendment also eliminated the requirement that proceeds of future equity issuances be applied to repay outstanding loans and waived certain covenants in connection with Diamond’s restatement of its consolidated financial statements. As of January 31, 2014, the Company was compliant with financial and reporting covenants.

On February 19, 2014, the Company refinanced its debt capital structure and repaid and terminated the obligations under the Secured Credit Facility and the Oaktree Senior Notes. See Note 15 to the Notes to the Condensed Consolidated Financial Statements for further details.

(11) Retirement Plans

Diamond provides retiree medical benefits and sponsors one defined benefit pension plan. The defined benefit plan is a qualified plan covering all bargaining unit employees. Diamond uses a July 31 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Any employee who joined the Company after January 15, 1999 is not entitled to retiree medical benefits. The nonqualified plan was terminated in fiscal 2013 and all benefits were distributed in December 2012. There are no obligations as of January 31, 2014.

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	January 31,		January 31,		January 31,		January 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$—	$—	$10	$16	$19	$32
Interest cost	247	230	492	463	17	16	34	31
Expected return on plan assets	(271)	(216)	(541)	(503)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of net loss / (gain)	84	189	169	381	(177)	(178)	(353)	(356)
Settlement cost	—	519	—	519	—	—	—

Net periodic benefit cost / (income)	$60	$722	$120	$860	$(150)	$(146)	$(300)	$(293)

The Company recognized defined contribution plan expenses of $0.1 million and $0.4 million for the three and six months ended January 31, 2014, respectively, and $0.4 million and $1.1 million for the three and six months ended January 31, 2013, respectively. The Company expects to contribute a total of approximately $1.3 million to the defined contribution plan during fiscal 2014.

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

(12) Other Comprehensive Income (Loss)

Total comprehensive income (loss) attributable to the Company, determined as net income adjusted by total other comprehensive income, was ($10.1) and ($42.0) million for the three and six months ended January 31, 2014 and $6.4 million and $3.3 million for the three and six months ended January 31, 2013, respectively. Total other comprehensive income (loss) presently consists of foreign currency translation adjustments and changes in pension liabilities associated with the Company’s defined benefit pension plan.

There were no amounts reclassified out of accumulated other comprehensive income (loss) into income for the three and six months ended January 31, 2014 and 2013.

Changes in accumulated other comprehensive income for the three months ended January 31, 2014 by component were as follows:

	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total
Balance as of November 1, 2013	$431	$13,851	$14,282
Other comprehensive income (loss) before reclassifications	(93)	5,010	4,917
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net other comprehensive income (loss)	(93)	5,010	4,917

Balance as of October 31, 2013	$338	$18,861	$19,199

Changes in accumulated other comprehensive income for the six months ended January 31, 2014 by component were as follows:

	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total
Balance as of August 1, 2013	$522	$3,485	$4,007
Other comprehensive income (loss) before reclassifications	(184)	15,376	15,192
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net other comprehensive income (loss)	(184)	15,376	15,192

Balance as of January 31, 2014	$338	$18,861	$19,199

(13) Commitments and Contingencies

In November 2011 and December 2011, various putative shareholder class action and derivative complaints were filed in federal and state court against Diamond and certain current and former Diamond directors and officers.

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits alleged that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed acquisition of the Pringles business from The Procter & Gamble Company (“P&G”). On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation, and on June 13, 2012, the court appointed legal counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our former outside auditor as defendants. The amended complaint purported to allege claims covering the period from October 5, 2010 through February 8, 2012, and sought compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. On May 6, 2013, the Court certified a class in the consolidated action. Thereafter, the parties reached a proposed agreement (the “Securities Settlement”), subject to final court approval, to settle the action. On August 21, 2013, a motion for preliminary approval of the settlement was filed, which was granted on September 26, 2013. Pursuant to the terms of the preliminarily approved settlement, Diamond agreed to pay a total of $11.0 million in cash and issue 4.45 million shares of common stock to a settlement fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired Diamond stock between October 5, 2010 and February 8, 2012, inclusive. During the first quarter of fiscal 2014, the Company paid into escrow $1.0 million and received another $10.0 million from insurers to fund the cash portion of the settlement. The total amount of director and officer liability coverage available under Diamond’s insurance policies was $30.0 million.

The estimated value of the 4.45 million shares of Diamond’s common stock was valued at $85.1 million based on the closing market price of Diamond’s common stock on August 20, 2013, the day before the preliminary approval motion was filed. The value of the 4.45 million shares of common stock at July 31, 2013 was $90.7 million. The 4.45 million shares are measured at fair value on a recurring basis, and as of January 31, 2014, the fair value of the shares was $117.3 million. With respect to the 4.45 million shares, Diamond would have the ability to privately place, or conduct a public offering of, the shares with the consent of the lead plaintiff and its counsel, prior to distribution of the settlement fund. In that event, the settlement fund would include the proceeds of the offering in lieu of the settlement shares. The court issued an order granting final approval of the Securities Settlement on January 21, 2014 and the appeal period expired on February 20, 2014, at which time the Securities Settlement became effective. See Note 15 to the Notes to the Condensed Consolidated Financial Statements for further details.

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

In re Diamond Foods, Inc., Derivative Litigation

Beginning on November 28, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming certain current and former executive officers and members of the Company’s board of directors as individual defendants. On February 16, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint on March 1, 2012, again naming certain current and former executive officers and members of the Company’s board of directors as individual defendants, and also adding the Company’s former outside auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010, and on or about September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement, and, against the Company’s auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. On April 16, 2012, Diamond moved to dismiss the action. On May 29, 2012, the court granted Diamond’s motion and dismissed the action with prejudice, based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ Section 14(a) claims. The court entered judgment in favor of Diamond the same day. On June 4, 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 29, 2012 order granting Diamond’s motion to dismiss, and oral argument in the appeal is scheduled for May 2014.

Governmental Proceedings

On December 14, 2011, Diamond received a formal order of investigation from the Division of Enforcement of the United States Securities and Exchange Commission (“SEC”). Diamond also has had contact with the U.S. Attorney’s office for the Northern District of California. Diamond has cooperated with the government and expects to continue to do so. As a result of ongoing discussions with SEC enforcement staff regarding a potential resolution of the SEC investigation, Diamond recorded a liability as of October 31, 2013, in the amount of $5.0 million, which Diamond believed was a reasonable estimate of the potential liability in this matter. On January 9, 2014, the SEC authorized the $5.0 million settlement between Diamond and the SEC and the funds were paid into escrow during the second quarter of fiscal 2014. On January 31, 2014, the $5.0 million was released from escrow and paid to the SEC.

Other

The Company is involved in other various legal actions in the ordinary course of our business. Such matters are subject to many uncertainties that make their outcomes, and any potential liability we may incur, unpredictable.

Other than the aforementioned, we do not believe it is feasible to predict or determine the outcome or resolution of the above litigation proceedings, or to estimate the amounts of, or potential range of, loss with respect to those proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company, which could have a material impact on Diamond’s financial position, results of operations and cash flows.

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

The Company evaluates the performance of its segments based on net sales and gross profit. Gross profit is calculated as net sales less all cost of sales. The Company’s CODM does not receive or utilize asset information to evaluate performance of operating segments, so asset-related information has not been presented. The accounting policies of the Company’s segments are the same as those described in the summary of critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

The Company’s net sales and gross profit by segment for the three and six months ended January 31, 2014 and the three and six months ended January 31, 2013, were as follows:

	Three Months ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Net sales
Snacks	$116,756	$105,421	$229,346	$216,664
Nuts	103,821	115,423	225,899	262,642

Total	$220,577	$220,844	$455,245	$479,306

Gross profit
Snacks	$42,538	$34,836	$81,961	$73,129
Nuts	13,390	15,733	31,900	35,986

Total	$55,928	$50,569	$113,861	$109,115

(15) Subsequent Events

Debt Refinancing

On February 19, 2014, the Company refinanced its debt capital structure. The Company entered into a 4.5 year senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $415 million, a 4.5 year senior secured asset-based revolving credit facility (the “ABL Facility”) in an aggregate principal amount of $125 million and issued $230 million in 7.000% Senior Notes due 2019 (the “Notes”). Pursuant to an agreement dated February 9, 2014, (the “Warrant Exercise Agreement”) OCM PF/FF Adamantine Holdings, Ltd. (a subsidiary of Oaktree Capital Management, L.P. (“Oaktree”) exercised its warrant (the “Oaktree Warrant”) to purchase 4,420,859 shares of Diamond’s common stock at the $10 exercise price per share, less a warrant cash exercise inducement fee of $15 million. The warrant exercise transaction closed on February 19, 2014, concurrent with the refinancing transactions.The Company will account for the refinancing transactions in the third quarter of fiscal 2014 and may record a significant loss within that period.

Diamond used the net proceeds of the Term Loan Facility, the Notes and the Oaktree Warrant exercise to (1) prepay approximately $348 million of indebtedness outstanding under, and terminate, the Secured Credit Facility, (2) prepay approximately $276 million of indebtedness outstanding under, and terminate, the Oaktree Senior Notes, (3) pay approximately $32.3 million of prepayment premiums to the holders of the Oaktree Senior Notes, and (4) pay fees, expenses and original issue discounts in connection with the foregoing and related to the preparation, negotiation, execution and delivery of the definitive documentation for the Term Loan Facility, the Notes and the ABL Facility. To the extent any such proceeds remain after payment of the foregoing, the Company will use such amounts to fund general corporate purposes.

The Term Loan Facility will mature in 4.5 years and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loan Facility with the balance payable on the maturity date of the Term Loan Facility. The Term Loan Facility will permit the Company to increase the term loans, or add a separate tranche of term loans, by an amount not to exceed $100 million plus the maximum amount of additional term loans that Diamond could incur without their senior secured leverage ratio exceeding 4.50 to 1.00 on a pro forma basis after giving effect to such increase or addition. Amounts outstanding are expected to bear interest at a rate per annum equal to: (i) the Eurodollar Rate (as defined in the Term Loan Facility and subject to a “floor” of 1.00%) plus the applicable margin or (ii) the Base Rate (as defined in the Term Loan Facility), which is the greatest of (a) Credit Suisse’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the Eurodollar Rate for an interest period of one month plus 1.00%, plus, in each case, the applicable margin.

Loans under the ABL facility are available up to a maximum amount outstanding at any one time equal to the lesser of (a) $125 million and (b) the amount of the Borrowing Base, in each case, less customary reserves. Under the ABL Facility, Diamond has a $20 million sublimit for the issuance of letters of credit, and a Swing Line Facility of up to $12.5 million for same day borrowings. Borrowing Base is defined as (a) 85% of the amount of the Company’s eligible accounts receivable; plus (b) the lesser of (i) 70% of the book value of eligible inventory in the U.S. and (ii) 85% times the net orderly liquidation value of Diamond’s eligible inventory in the US; less (c) in each case, customary reserves.

Under the ABL Facility, Diamond may elect that the loans bear interest at a rate per annum equal to: (i) the Base Rate plus the applicable margin; or (ii) the LIBOR Rate plus the applicable margin. “Base Rate” means the greatest of (a) the Federal Funds Rate plus  1⁄2%, (b) the LIBOR Rate (which rate shall be calculated based upon an Interest Period of 1 month and shall be determined on a daily basis), plus 1.00%, and (c) the rate of interest announced, from time to time, by Wells Fargo at its principal office in San Francisco as its “prime rate”. The LIBOR Rate shall be available for interest periods of one week or, one, two, three or six months and, if all lenders agree, twelve months.

The Term Loan Facility and ABL Facility provide for customary affirmative and negative covenants. The Term Loan Facility has customary cross default provisions and the ABL Facility contains cross-acceleration prvisions, in each case that may be triggered if Diamond fails to comply with obligations under its other credit facilities or indebtedness. The Term Loan Facility has a first priority perfected lien on substantially all property, plant and equipment, capital stock, intangibles and second priority lien on the ABL Priority Collateral, subject to customary exceptions. The ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1.1:1 if at any time excess availability is less than 10% of maximum availability; and requires the Company to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if excess availability falls below 12.5% of maximum availability for a period of 5 business days. The ABL Facility is secured by a first priority lien on accounts receivable, inventory, cash and deposit accounts and a second priority lien on all real estate, equipment and equity interests of the Company under, and guarantors of, the ABL Facility.

The Notes, which will mature on March 15, 2019, were offered only (i) to qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended (“Securities Act”), and (ii) to certain non-U.S. persons in offshore transactions in reliance on Regulation S of the Securities Act. The initial issuance and sale of the Notes were not registered under the Securities Act, and, the Notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and the registration or qualification requirements of other applicable securities laws. The terms of the Notes do not provide for registration rights. Interest on the Notes will be payable on March 15 and September 15 of each year, commencing September 15, 2014. On or after March 15, 2016, Diamond may redeem all or a part of the Notes at a price equal to 103.500% of the principal amount of the Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.750% on and after March 15, 2017 and 100.000% on and after March 15, 2018. Before March 15, 2016, Diamond may redeem some or all of the Notes at a price equal to 100.000% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date and the make-whole premium. Before March 15, 2016, Diamond may redeem up to 35% of the Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 107.000% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption. If Diamond experiences a change of control, Diamond must offer to purchase for cash all or any part of each holder’s Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any. The indenture pursuant to which the Notes were issued contains customary covenants that, among other things, limit our ability and our restricted subsidiaries’ ability to incur additional indebtedness, make restricted payments, enter into transactions with affiliates, create liens, pay dividends on or repurchase stock, make specified types of investments, and sell all or substantially all of their assets or merge with other companies. Each of the covenants is subject to a number of important exceptions and qualifications.

Oaktree Warrant Exercise

On February 19, 2014, Diamond closed the Warrant Exercise Agreement, pursuant to which Oaktree agreed to exercise in full its warrant to purchase an aggregate of 4,420,859 shares of Diamond common stock, by paying in cash the exercise price of approximately $44.2 million less a cash exercise and contractual modification inducement fee of $15.0 million. The warrant was issued to Oaktree in connection with the Securities Purchase Agreement, dated May 22, 2012 (“Securities Purchase Agreement”), under which Diamond issued the Oaktree Senior Notes.

In addition, the Warrant Exercise Agreement provided that so long as Oaktree and/or its affiliates hold at least 10% of Diamond’s outstanding common stock, Oaktree will have the right to nominate one member of Diamond’s Board of Directors until the later of (a) twelve months after Oaktree no longer has the right to nominate a member of Diamond’s Board of Directors or (b) twelve months after any director nominated by Oaktree under the Warrant Exercise Agreement or the Securities Purchase Agreement no longer serves as a director, Oaktree and its affiliates agree not to: acquire or beneficially own more than 30% of the outstanding common stock of Diamond; commence or support any tender offer for Diamond common stock; make or participate in any solicitation of proxies to vote or seek to influence any person with respect to voting its Diamond common stock; publicly announce a proposal or offer concerning any extraordinary transaction with Diamond; form, join or participate in a group for the purpose of acquiring, holding, voting or disposing of any Diamond securities; take any actions that could reasonably be expected to require Diamond to make a public announcement regarding the possibility of such an acquisition, tender offer or proxy solicitation; enter into any agreements with a third party regarding any such prohibited actions; or request Diamond to amend or waive such provisions. Upon the closing of the transactions contemplated by the Warrant Exercise Agreement, the Securities Purchase Agreement, and Diamond’s obligations thereunder, terminated. The Common Stock issuable upon exercise of the warrant is covered by a Registration Rights Agreement entered into on May 29, 2012 in connection with the Securities Purchase Agreement.

Securities Settlement

The court issued an order granting final approval of the Securities Settlement on January 21, 2014 and the appeal period expired on February 20, 2014, at which time the Securities Settlement became effective. The value of the 4.45 million shares of common stock as of this date was $123.3 million. In the third quarter of fiscal 2014, the Company recorded a $6.0 million loss associated with this final mark to market adjustment related to the change in the stock price from January 31, 2014 to February 20, 2014, derecognized the liability and insurance receivable associated with the Securities Settlement, and on February 21, 2014, issued the 4.45 million shares of common stock. The impact of these shares will be considered for the calculation of diluted earnings per share in the third quarter of fiscal 2014.

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

Our business is seasonal. In sourcing walnuts, we contract directly with growers for their walnut crop. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the year in accordance with our walnut purchase agreements with the growers. We typically receive in-shell pecans during the period from October to March, and shelled pecans throughout the fiscal year, and pay for them over those periods upon receipt. As a result of this seasonality, our personnel, working capital requirements and walnut inventories peak during the last four months of each calendar year. We experience seasonality in capacity utilization at our Stockton, California facility associated with the annual walnut harvest and seasonal in-shell and culinary product demand. Generally, we receive and pay for approximately 50% of the corn for popcorn in November and approximately 50% in April. We contract for potatoes and oil annually and at times throughout the year and receive and pay for supply throughout the year.

During the preparation of the Quarterly Report on Form 10-Q for first quarter fiscal 2014, we determined that the statutory income tax rate used to value United Kingdom deferred taxes as of July 31, 2013 was not correct. This was due to a change in the statutory tax rate enacted in the fourth quarter of fiscal 2013, and resulted in a $3.2 million overstatement of the net deferred income tax liability balance at July 31, 2013 and a $3.3 million understatement of the income tax benefit for fiscal year 2013. We assessed the materiality of the error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality and concluded that this error was not material to the fiscal year 2013 consolidated financial statements. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, due to the immaterial nature of this error, on both prior and projected current year results we elected to revise the July 31, 2013 Consolidated Balance Sheet included financial statements in this filing and we will revise the 2013 consolidated financial statements when our fiscal 2014 Annual Report on Form 10-K is filed.

Results of Operations

The Company’s chief operating decision maker (“CODM”) changed during the fourth quarter of fiscal 2012 and in the second quarter of fiscal 2013 there was a change in the information used by the CODM to make decisions about the allocation of resources and the assessment of performance. As a result, during the second quarter of fiscal 2013, we changed our operating and reportable segments. We previously had one operating segment and one reportable segment; we now aggregate our operating segments into two reportable segments, which are Snacks and Nuts. The Snacks reportable segment predominately includes products sold under the Kettle Brand®, Kettle Chips®, Pop Secret® trade names. The Nuts reportable segment predominantly includes products sold under the Emerald® and Diamond of California® trade names. The Company evaluates the performance of its segments based on net sales and gross margin for each segment. Gross profit is calculated as net sales less all cost of sales.

Our net sales and gross profit by segment for the periods identified below were as follows (in thousands):

	Three Months Ended January 31,		% Change from	Six Months Ended January 31,		% Change from
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
Net sales
Snacks	$116,756	$105,421	11%	$229,346	$216,664	6%
Nuts	103,821	115,423	-10%	225,899	262,642	-14%

Total	$220,577	$220,844	0%	$455,245	$479,306	5%

Gross profit
Snacks	$42,538	$34,836	22%	$81,961	$73,129	12%
Nuts	13,390	15,733	-15%	31,900	35,986	-11%

Total	$55,928	$50,569	11%	$113,861	$109,115	4%

For the three and six months ended January 31, 2014, Snacks segment net sales increased to $116.8 million and $229.3 million from $105.4 million and $216.7 million, respectively, primarily due to increases in volume of 10.7% and 6.5%, respectively.

For the three and six months ended January 31, 2014, Nuts segment net sales decreased to $103.8 million and $225.9 million from $115.4 million and $262.6 million, primarily driven by decreases in volume of 12.2% and 16.9%, respectively. The decline in volume was primarily driven by planned reductions in SKUs and lower walnut supply. The decreases in volume were partially offset by product mix in our Emerald brand, and increases in pricing in our Diamond of California brand.

Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 17.2% and 15.3% of total net sales for the three and six months ended January 31, 2014, respectively, and 17.3% and 18.4% of total net sales for the three and six months ended January 31, 2013, respectively. No other customer accounted for 10% or more of our total net sales for those periods.

The impact of foreign exchange on our net sales for the three and six months ended January 31, 2014 and 2013, was not significant.

Gross profit. Snacks segment gross profit as a percentage of net sales was 36.4% and 35.7% for the three and six months ended January 31, 2014 and 33.0% and 33.8% for the three and six months ended January 31, 2013, respectively. The increase reflects continued progress in reduction of unit processing costs based on cost reduction initiatives, and increases in volume for the three and six months ended January 31, 2014.

Nuts segment gross profit as a percentage of net sales was 12.9% and 14.1% for the three and six months ended January 31, 2014, respectively, and 13.6% and 13.7% for the three and six months ended January 31, 2013, respectively. For the three months ended January 31, 2014, the decrease in gross profit as a percentage of net sales was driven by increases in commodity costs for the Diamond of California brand. For the six months ended January 31, 2014, the increase reflects our focus on increasing net price realization, rationalization of lower performing SKUs, and our cost savings initiatives, offset in part by an increase in commodity costs. As discussed in Item 1A. Risk factors, our commodity costs are subject to fluctuations in availability and price that could adversely impact our business and financial results.

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $33.8 million and $90.4 million and 15.3% and 19.9% as a percentage of net sales for the three and six months ended January 31, 2014, respectively, and was $32.3 million and $70.4 million and 14.6% and 14.7% as a percentage of net sales for the three and six months ended January 31, 2013, respectively. For the three months ended January 31, 2014, selling, general and administrative expenses increased primarily due to a $8.7 million loss associated with the change in fair value of the stock settlement of the action In re Diamond Foods Inc, Securities Litigation (“Securities Settlement”),which was offset by lower audit and consulting fees in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. For the six months ended January 31, 2014, selling, general and administrative expenses increased primarily due to the $23.5 million loss recorded as a result of the change in the fair value of the stock settlement of the Securities Settlement. Additionally, in the first quarter of fiscal 2014, we recorded an estimated $5.0 million liability associated with the SEC investigation. On January 9, 2014, the SEC authorized the $5.0 million settlement between the Company and the SEC which was paid on January 31, 2014 to the SEC. These increases for the six months ended January 31, 2014 were partially offset by the $1.6 million gain relating to the shareholder derivative settlement in the first quarter of fiscal 2014 and no costs related to the Audit Committee investigation and related legal expenses as compared to prior year.

Advertising. Advertising costs were $13.1 million and $23.8 million for the three and six months ended January 31, 2014, respectively, and $12.3 million and $21.3 million for the three and six months ended January 31, 2013, respectively. Advertising expenses as a percentage of net sales were 6.0% and 5.2% for the three and six months ended January 31, 2014, respectively, and 5.6% and 4.5% for the three and six months ended January 31, 2013, respectively. The increase was primarily due to an increase in online media spending in support of Diamond of California and Emerald brands .

(Gain) Loss on warrant liability. Loss on warrant liability was $7.0 million and $23.9 million, and 3.2% and 5.3% of net sales, for the three and six months ended January 31, 2014, respectively, and the gain was ($18.6) and ($11.1) and 8.4% and 2.3% of net sales, for the three and six months ended January 31, 2013, respectively, due to the change in the fair value of the warrant liability.

Interest expense, net. Net interest expense was $16.1 million and $31.0 million, and 7.3% and 6.8% of net sales, for the three and six months ended January 31, 2014, respectively, and was $14.2 million and $28.1 million, and 6.4% and 5.9% of net sales, for the three and six months ended January 31, 2013, respectively. The increase was primarily due to our election of the payment-in-kind interest on the Oaktree debt.

Income taxes. Our effective tax rates for the three and six months ended January 31, 2014, was approximately (6.9%) and (3.7%), respectively. Our effective tax rates for the three and six months ended January 31, 2013, was approximately 2.5% and 299%, respectively. The difference between the effective tax rate and the statutory rate of 35%, in these periods, was primarily due to the valuation allowance which was provided to reduce United States and state deferred tax assets to amounts considered recoverable and the change in domestic deferred taxes resulting from the Company’s long lived intangibles’ amortization.

The tax provision for the three and six months ended January 31, 2014, was calculated on a jurisdiction basis. We estimated the United Kingdom income tax provision using the effective income tax rate expected to be applicable for the full year. We estimated the United States (U.S.) income tax provision using the discrete method provided in ASC 740, as a reliable estimate of the U.S. annual effective tax rate could not be made, primarily due to the unpredictable trends existing within the Company’s net income(loss) positions due to the above mentioned selling, general and administrative expenses recorded and their impact on results from operations.

Liquidity and Capital Resources

Our liquidity is dependent upon funds generated from operations and external sources of financing.

Cash provided by operating activities was $61.8 million during the six months ended January 31, 2014, compared to $59.7 million cash provided by operating activities for the six months ended January 31, 2013. The change in cash provided by operating activities was primarily due to an increase in payable to growers partially offset by the change in inventories. Cash used in investing activities was $7.7 million during the six months ended January 31, 2014, compared to $1.7 million cash provided by investing activities for the six months ended January 31, 2013. The change in cash used for investing activities primarily related to capitalizable costs associated with our financial system implementation and San Francisco office remodeling. In addition, cash used in financing activities was $53.7 million during the six months ended January 31, 2014, compared to $60.1 million cash provided by financing activities during the six months ended January 31, 2013, primarily due to lower payments on long term debt and notes payables.

In February 2010, we entered into an agreement with a syndicate of lenders for a five-year $600 million secured credit facility (the “Secured Credit Facility”). We used the borrowings under the Secured Credit Facility to fund a portion of the Kettle Foods acquisition and to fund ongoing operations. Our Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved our request for a $35 million increase in our revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved our request for a $50 million increase in our revolving credit facility to $285 million, under the same terms. The revolving credit facility was reduced from $285 million to $255 million as part of the Third Amendment, as such term is defined below. The capacity under the revolving credit facility decreased to $230 million effective July 31, 2013, and as of January 31, 2014 the capacity on the revolving credit facility was reduced to $180 million, of which $104.4 million was borrowings outstanding. In May 2012, we made a $100 million pre-payment on the term loan facility as part of the Third Amendment. As of January 31, 2014, the term loan facility had $214 million in capacity, of which $214 million was outstanding. In addition, scheduled principal payments on the term loan facility are $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on February 25, 2015. Substantially all of our tangible and intangible assets are considered collateral security under the Secured Credit Facility.

The Secured Credit Facility provides for customary affirmative and negative covenants and cross default provisions that may be triggered, if we fail to comply with obligations under our other credit facilities or indebtedness. Beginning on January 31, 2014, our senior debt to consolidated EBITDA ratio (“Consolidated Senior Leverage Ratio”), as defined in the Third Amendment, will be limited to no more than 4.70 to 1.00 and our fixed charge coverage ratio to no less than 2.00 to 1.00. The Consolidated Senior Leverage Ratio covenant will decline each quarter, ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014.

In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $9.5 million was outstanding as of January 31, 2014. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account and were made available as expenditures were approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash was classified as non-current on the balance sheet. In December 2012, the remaining balance within the escrow account was released back to the lender and was used to pay down the outstanding loan balance. Also, as part of the paydown, we paid a 4% prepayment penalty, which was recorded in interest expense.

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

The Oaktree investment initially consisted of $225 million of newly-issued senior notes (“Oaktree Senior Notes”) and a warrant to purchase approximately 4.4 million shares of Diamond common stock. The Oaktree Senior Notes will mature in 2020 and bear interest at 12% per year that may be paid-in-kind at our option for the first two years. Oaktree’s warrant became exercisable at $10 per share starting on March 1, 2013. On February 19, 2014, the Oaktree warrant was exercised. See Note 15 to the Notes to the Condensed Consolidated Financial Statements for further details.

The Oaktree agreements provided that if we secured a specified minimum supply of walnuts from the 2012 crop and achieved profitability targets for our nut businesses for the six month period ended January 31, 2013, the warrant would be cancelled and Oaktree would have had the ability to exchange $75 million of the Oaktree Senior Notes for convertible preferred stock of Diamond (the “Special Redemption”). The convertible preferred stock would have had an initial conversion price of $20.75, which represented a 3.5% discount to the closing price of our common stock on April 25, 2012, the date that we entered into our commitment with Oaktree. The convertible preferred stock would have paid a 10% dividend that would be paid in-kind for the first two years. The warrant is accounted for as a derivative liability with gains or losses included in (gain) loss on warrant liability in our Statements of Operations. Based on our operating results for the six months ended January 31, 2013, the Special Redemption did not occur.

Pursuant to the Oaktree agreements, we were permitted to prepay all (but not part) of the principal on the Oaktree Senior Notes at a 1% premium prior to May 29, 2013. Beginning on May 29, 2013, the applicable premium increased to 12% and would be applied to any prepayments of principal (including partial prepayments). This premium will reduce to 6% on May 29, 2016, 3% on May 29, 2017, and nil on May 29, 2018. The Oaktree agreements do not impose any covenants incremental to those under the Secured Credit Facility. As of January 31, 2014, we would pay a prepayment penalty of $32.3 million, excluding accrued interest, on the Oaktree Senior Notes. On February 19, 2014, the Company refinanced its debt capital structure and repaid and terminated the obligations under the Oaktree Senior Notes. See Note 15 to the Notes to the Condensed Consolidated Financial Statements for further details.

On May 22, 2012, we entered into the Waiver and Third Amendment to its Secured Credit Facility (“Third Amendment”), which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief until January 31, 2014. At that time, these covenants became applicable at revised levels set forth in the Third Amendment (initially 4.70 to 1.00 for the Consolidated Senior Leverage Ratio, declining each quarter ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014 and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio for each fiscal quarter). The Third Amendment included a new covenant requiring that we have at least $20 million of cash, cash equivalents and revolving credit availability at all times beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments on the term loan facility from $10 million to $0.9 million. The Third Amendment also amended the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over LIBOR and the Base Rate at which loans under the Secured Credit Agreement bear interest). Initially, Eurodollar rate loans bore interest at 5.50% plus the LIBOR for the applicable loan period, and base rate loans bore interest at 450 basis points plus the highest of (i) the Federal Funds Rate plus 50 basis points, (ii) the Prime Rate, or (iii) Eurodollar Rate plus 100 basis points. The LIBOR rate is subject to a LIBOR floor, initially 125 basis points (the “LIBOR Floor”). The Applicable Rate will decline, if and when we achieve specified reductions in our Consolidated Senior Leverage Ratio, as defined in the Third Amendment. The Third Amendment also eliminated the requirement that proceeds of future equity issuances be applied to repay outstanding loans and waived certain covenants in which we were non-compliant in connection with our restatement of our consolidated financial statements.

The Secured Credit Facility and the Securities Purchase Agreement, dated as of May 22, 2012, by and between Diamond and OCM PF/FF Adamantine Holdings, Ltd. (the “Oaktree SPA”) provide for customary affirmative and negative covenants, and cross default provisions that may be triggered, if we fail to comply with obligations under our other credit facilities or indebtedness. The Secured Credit Facility and the Oaktree SPA included a covenant that restricts the amount of other indebtedness (including capital leases and purchase money obligations for fixed or capital assets), to no more than $25 million. The accounting treatment for the seven-year equipment lease for our Salem, Oregon plant (the “Kettle U.S. Lease”) and the five-year equipment lease for our Norfolk, United Kingdom plant (the “Kettle U.K. Lease”) caused us to be in default of the covenants limiting other indebtedness. These defaults were waived, with respect to the Kettle U.K. Lease on July 27, 2012 (“Fourth Amendment”), and with respect to the Kettle U.S. Lease on August 23, 2012 (“Fifth Amendment”). Additionally, the Secured Credit Facility and the Oaktree SPA were each amended to allow the Company to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount will be reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Oaktree SPA. As of January 31, 2014, the Company was compliant with financial and reporting covenants as provided by the Secured Credit Facility.

On February 19, 2014, the Company refinanced its debt capital structure and repaid and terminated the obligations under the Secured Credit Facility and the Oaktree Senior Notes. See Note 15 to the Notes to the Condensed Consolidated Financial Statements for further details.

Working capital and stockholders’ equity were ($138.8) million and $131.3 million at January 31, 2014, compared to ($59.5) million and $170.0 million at July 31, 2013, and $33.8 million and $328.6 million at January 31, 2013. The decrease in working capital between January 31, 2014 and January 31, 2013 was primarily due to changes in fair value of stock settlement of the Securities Settlement and the warrant liability.

We believe our cash and cash equivalents, cash expected to be provided from our operations, borrowings available under our Secured Credit Facility, will be sufficient to fund our contractual commitments, repay obligations as required and fund our operational requirements for at least the next 12 months.

Contractual Obligations and Commitments

Contractual obligations and commitments at January 31, 2014, were as follows (in millions):

	Payments Due by Period
		Remainder	FY 2015-	FY 2017-
	Total	FY 2014	FY 2016	FY 2018	Thereafter
Revolving line of credit	$104.4	$—	$104.4	$—	$—
Long-term obligations (a)	508.3	4.8	214.8	3.5	285.2
Interest on long-term obligations (b)	221.6	20.3	70.0	68.6	62.7
Capital leases	12.0	1.2	5.2	4.2	1.4
Interest on capital leases	2.0	0.4	1.1	0.4	0.1
Operating leases	29.6	2.5	8.1	7.1	11.9
Purchase commitments (c)	65.9	55.1	10.8	—	—
Pension liability	8.4	0.3	1.5	1.6	5.0
Long-term deferred tax liabilities (d)	107.3	—	—	—	107.3
Other long-term liabilities (e)	5.3	0.5	1.9	1.6	1.3

Total	$1,064.8	$85.1	$417.8	$87.0	$474.9

(a)	Amount does not reconcile to consolidated balance sheet as of January 31, 2014, due to paid-in-kind interest that is presented within the long-term obligations financial statement line item on the consolidated balance sheets.
(b)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of January 31, 2014.
(c)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements as the price is not fixed within these contracts.
(d)	Primarily relates to the intangible assets of Kettle Foods.
(e)	Excludes $0.2 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($1.4 million at January 31, 2014, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

Effects of Inflation

There has been no material change in our exposure to inflation from that discussed in our 2013 Annual Report on Form 10-K.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies are set forth below.

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

Inventories. All inventories are accounted for on a lower of cost (first-in, first-out or weighted average) or market basis. We have entered into walnut purchase agreements with growers, under which they deliver their walnut crop to us during the fall harvest season, and pursuant to our walnut purchase agreements, we determine the price for this inventory after receipt and by the end of the fiscal year. This purchase price is determined by us based on our discretion provided in the agreements, taking into account market conditions, crop size and quality and nut varieties, among other relevant factors. Since the ultimate purchase price to be paid will be determined subsequent to receiving the walnut crop, we estimate the final purchase price for our interim financial statements. Those interim estimates may subsequently change due to changes in the factors described above and the effect of the change could be significant. Any such changes in estimates are accounted for in the period of change by adjusting inventory on hand or cost of goods sold if the inventory is sold through.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of assets ranging from 30 to 39 years for buildings and ranging from 3 to 15 years for machinery, equipment and software.

Valuation of Long-lived and Intangible Assets and Goodwill. We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” Identifiable intangible assets with finite lives are amortized over their estimated useful lives of 20 years. Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, “Intangibles — Goodwill and Other,” or more often if there are indications of possible impairment. We perform our annual goodwill and intangible assets impairment tests as of June 30 each year.

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

We perform our annual goodwill impairment test required by ASC 350 as of June 30 of each year. During fiscal 2012, we adopted ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. For both fiscal 2013 and fiscal 2012, we elected to perform a quantitative goodwill impairment analysis rather than a qualitative analysis. As a result of our segment reporting changes during fiscal 2013, goodwill impairment is now tested at the reporting units, which are the same as our operating segments. In fiscal 2012, we performed our goodwill impairment test at our single reporting unit. The fair value of each reporting unit is calculated using a blend of the income and the market approach. Goodwill impairment is indicated if the book value of the reporting unit exceeds its fair value, in which case the goodwill is written down to its estimated fair value. Major assumptions applied in an income approach, using a discounted cash flow analysis, include (i) forecasted sales growth rates and (ii) forecasted profitability, both of which are estimated based on consideration of historical performance and management’s estimate of future performance, and (iii) discount rates that are used to calculate the present value of future cash flows, which rates are derived based on our estimated weighted average cost of capital. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The major assumptions in the market approach include the selected multiples applied to certain operating statistics, such as revenues and income, as well as an estimated control premium. Considerable management judgment is necessary to evaluate the impact of operating changes and business initiatives in order to estimate future growth rates and profitability which is used to estimate future cash flows and multiples. For example, a significant change in promotional strategy or a shortfall in contracted walnut supply could have a direct impact on revenue growth and operating costs, which would have a direct impact on the profitability of the reporting units. Future business results could significantly impact the evaluation of our goodwill which could have a material impact on the determination of whether a potential impairment existed, and the size of any such impairment. At January 31, 2014, the carrying value of goodwill and other intangible assets totaled approximately $801.2 million, compared to total assets of approximately $1,228.8 million and total stockholders’ equity of approximately $131.3 million. At January 31, 2013, the carrying value of goodwill and other intangible assets totaled approximately $839.2 million, compared to total assets of approximately $1,275.0 million and total stockholders’ equity of approximately $328.6 million. We performed our annual goodwill impairment analysis as of June 30, 2013 using discount rates ranging from 11% to 11.5%. Goodwill was determined not to be impaired and the fair values of the reporting units were substantially in excess of their carrying values except for the Emerald reporting unit. The Emerald fair value exceeded the carrying value by a margin of less than 10% due to a decrease in forecasted future revenues. This reporting unit represents approximately 5% of our goodwill balance as of July 31, 2013.

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

Recent Accounting Pronouncements

See Note 2 to the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in our 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to our principal officers as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and Chief Financial Officer (CFO) concluded that, due to the material weaknesses in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of January 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2014, except as described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses Previously Identified

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended July 31, 2013, material weaknesses in our internal control over financial reporting over complex and non-routine transactions and journal entries that still exist as of January 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in our internal control over financial reporting as of January 31, 2014 were:

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

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers (“defendants”). These suits alleged that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from The Procter & Gamble Company . On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation, and on June 13, 2012, the court appointed lead counsel for the plaintiff. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our former independent auditor as defendants. The amended complaint purported to allege claims covering the period from October 5, 2010 through February 8, 2012, and sought compensatory damages, interest thereon, costs and expenses incurred in the action and other relief. On May 6, 2013, the court certified a class in the consolidated action. Thereafter, the parties reached a proposed agreement (the “Securities Settlement”), subject to final court approval, to settle the action. On August 21, 2013, a motion for preliminary approval of the settlement was filed, which was granted on September 26, 2013. A final approval hearing is currently scheduled for January 9, 2014. Pursuant to the terms of the preliminarily approved settlement, Diamond agreed to pay a total of $11.0 million in cash and issue 4.45 million shares of common stock to a settlement fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired Diamond stock between October 5, 2010 and February 8, 2012, inclusive. During the first quarter of fiscal 2014, the Company paid into escrow $1.0 million and received another $10.0 million from insurers to fund the cash portion of the settlement. The total amount of director and officer liability coverage available under Diamond’s insurance policies was $30.0 million. The estimated value of the 4.45 million shares of Diamond’s common stock was valued at $85.1 million based on the closing market price of Diamond’s common stock on the day before the preliminary approval motion was filed, August 20, 2013. The 4.45 million shares are measured at fair value on a recurring basis, and as of January 31, 2014, the fair value of the shares was $117.3 million. With respect to the 4.45 million shares, Diamond would have the ability to privately place, or conduct a public offering of, the shares with the consent of the lead plaintiff and its counsel, prior to distribution of the settlement fund. In that event, the settlement fund would include the proceeds of the offering in lieu of the settlement shares. The court issued an order granting final approval of the Securities Settlement on January 21, 2014 and the appeal period expired on February 20, 2014, at which time the Securities Settlement became effective. See Note 15 to the Notes to the Condensed Consolidated Financial Statements for further details.

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

In re Diamond Foods, Inc., Derivative Litigation

Beginning on November 28, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond Foods and naming certain current and former executive officers and members of our board of directors as individual defendants. On February 16, 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint on March 1, 2012, again naming certain current and former executive officers and members of our board of directors as individual defendants, and also adding our former independent auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010, and on or about September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and, against our auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. On April 16, 2012, Diamond moved to dismiss the action. On May 29, 2012, the court granted Diamond’s motion and dismissed the action with prejudice, based on lack of subject matter jurisdiction related to deficiencies in plaintiffs’ Section 14(a) claims. The court entered judgment in favor of Diamond the same day. On June 4, 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 29, 2012 order granting Diamond’s motion to dismiss, and oral argument in the appeal is scheduled for May 2014.

Governmental Proceedings

On December 14, 2011, Diamond received a formal order of investigation from the Division of Enforcement of the United States Securities and Exchange Commission. On January 9, 2014, the SEC authorized a settlement of the investigation. Without admitting or denying the allegations in the SEC’s complaint, the Company agreed to pay $5 million to resolve the investigation. The U.S. District Court for the Northern District of California approved the settlement on January 10, 2014 and entered judgment on January 21, 2014. The $5.0 million amount was paid into escrow during the second quarter of fiscal 2014, and on January 31, 2014, the $5.0 million was released from escrow and paid to the SEC.

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

Item 1A. Risk Factors

You should consider carefully each of the risks described below, together with all of the information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended July 31, 2013, before deciding to invest in our common stock. If any of the risks outlined herein occurs, our business, financial condition, or results of operations may suffer.

Risks Related to Our Business

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

In general, our markets are highly competitive and based on product quality, price, and brand recognition and loyalty. As a result, there are ongoing competitive product and pricing pressures in the markets in which we operate, as well as challenges in establishing and maintaining profit margins. Our products compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources than we have. The greater scale and resources that may be available to our competitors could provide them with the ability to lower prices or increase their promotional or marketing spending to compete more effectively. To address these challenges, we must be able to successfully respond to competitive factors, including pricing; promotional incentives and trade terms. We may need to reduce our prices or increase promotional incentives in response to competition or to grow or maintain our market share. If we decide to reduce or eliminate promotional incentives to improve our profitability, we may not be able to compete effectively and we may lose distribution and market share, which could also lead to a decline in revenue.

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

Furthermore we are required to maintain internal control over financial reporting adequate to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. We previously identified material weaknesses in our internal controls in connection with the restatement of our financial statements for fiscal 2010 and 2011, which have been remediated. In connection with the restatement of our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013, we determined that we have a material weakness as of July 31, 2013, relating to our controls over the evaluation and review of complex and non-routine transactions. In addition, we have determined that we had a material weakness as of July 31, 2013 relating to our controls over journal entries, which has not been remediated as of January 31, 2014.

Due to these material weaknesses, we concluded that as of July 31, 2013, our internal controls over financial reporting were not effective. Until the complex and non-routine control deficiency and the journal entries deficiency are fully remediated, it may be more difficult for us to manage our business, our results of operations could be harmed, our ability to report results accurately and on time could be impaired, investors may lose faith in the reliability of our statements, and the price of our securities may be materially impacted. We cannot assure you whether, or when, the remaining control deficiencies that have been identified as material weaknesses will be fully remediated.

We do not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal controls over financial reporting will not be identified in the future. A material weakness means a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our consolidated financial statements. Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting, cause us to incur unforeseen costs, negatively impact our results of operations or cause the market price of our common stock and/or the notes to decline.

Diamond, and some of our current and former officers and directors, have been named as parties to various lawsuits arising out of or related to Diamond’s restatement of its fiscal 2010 and fiscal 2011 consolidated financial statements, primarily resulting from our accounting for payments to walnut growers related to fiscal 2010 and fiscal 2011, and could result in additional legal expenses and damages, and cause our business, financial condition, results of operations and cash flows to suffer.

In fiscal 2012, various putative shareholder class action and derivative complaints were filed in federal and state court against Diamond and certain current and former Diamond directors and officers, after we announced that our Audit Committee had initiated an investigation into the accounting for certain payments to walnut growers.

Putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond Foods and naming certain executive officers and the members of our board of directors as individual defendants. These lawsuits were subsequently consolidated as In re Diamond Foods, Inc. Shareholder Derivative Litigation which purports to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and against the auditor for professional negligence and breach of contract. Following mediation efforts, the parties agreed to terms of a proposed settlement, and the court entered an order granting final approval of the settlement on August 19, 2013. On September 23, 2013, a Notice of Appeal from the order granting final approval was filed. If the appeal proceeds, management’s attention may be diverted to this matter, and the costs associated with defending this action would, and the ultimate outcome of this action could, have a material adverse effect on our business, financial condition and results of operations.

Putative shareholder derivative lawsuits were filed in the U.S. District Court for the Northern District of California, purportedly on behalf of Diamond and naming some of our current and former executive officers and directors as individual defendants. These lawsuits were subsequently consolidated as In re Diamond Foods, Inc., Derivative Litigation. The complaint alleged that defendants made materially false or misleading statements or omissions in proxy statements in 2010 and 2011 and alleged breach of fiduciary duty, unjust enrichment, contribution and indemnification, and gross mismanagement. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. This suit, which was dismissed with prejudice based on lack of subject matter jurisdiction related to deficiencies in plaintiff’s claims, has been appealed, and the Court will hear oral argument in May 2014. If this appeal proceeds, management’s attention may be diverted to this matter, and the legal and other costs associated with the defense of this action would, and the ultimate outcome of this action could, have a material adverse effect on our business, financial condition and results of operations.

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

On December 14, 2011, Diamond received a formal order of investigation from the Division of Enforcement of the United States Securities and Exchange Commission. On January 9, 2014, the SEC authorized a settlement of the investigation. Without admitting or denying the allegations in the SEC’s complaint, the Company agreed to pay $5 million to resolve the investigation. The U.S. District Court for the Northern District of California approved the settlement on January 10, 2014 and entered judgment on January 21, 2014. The SEC entered into a settlement with Diamond’s former CEO, but remains in litigation with Diamond’s former CFO. We have also had contact with the U.S. Attorney’s office for the Northern District of California. We have cooperated with the government and expect to continue to do so.

Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the ongoing governmental investigation and any future government inquiries, investigations or actions. These matters have required us to expend significant management time and incur legal and other expenses, and could require us to continue to do so. We have exhausted available coverage under applicable insurance policies, and therefore we would need to pay for future expenses related to these matters ourselves, including in connection with any legal action brought by the U.S. Attorney or the pending litigation between the SEC and our former CFO. Additionally, these matters could result in litigation by our insurance carriers to recover sums previously paid or civil and criminal actions seeking, among other things, injunctions against us and the payment of fines and penalties by us, and any such recoveries, fines or penalties may have a material effect on our financial condition, business, results of operations and cash flow.

Our potential indemnification obligations and limitations of our director and officer liability insurance could result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flows to suffer.

Former executive officers and members of our board of directors as individual defendants have been the subject of government investigations and lawsuits. Under Delaware law, our bylaws and certain indemnification agreements, we may have an obligation to indemnify former officers and directors in relation to these matters. Insurance funds from our director and officer liability policies were used in connection with the settlements of the shareholder derivative litigation and securities class action litigation and as a result, we will be required to fund indemnity obligations from claims resulting from the restatement of the accounting for certain payments to walnut growers. If the litigation between our former CFO and the SEC continues, appeals proceed in the shareholder derivative actions, an appeal is filed seeking to overturn our Securities Class Action Settlement or if the Company incurs significant uninsured indemnity obligations, our indemnity obligations could result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flow to suffer.

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

We process and package our products in several domestic and international facilities and also have co-manufacturing agreements and co-pack arrangements with third parties. A temporary or extended interruption in operations at any of our facilities, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages, raw material shortage or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to lose sales and write off inventory. Any prolonged disruption in the operations of our facilities would have a significant negative impact on our ability to manufacture and package our products on our own and may cause us to seek additional third-party arrangements, thereby increasing production costs. These third parties may not be as efficient as we are and may not have the capabilities to process and package some of our products, which could adversely affect sales or operating income. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products. See Note 8 to the Notes to the Condensed Consolidated Financial Statements for further discussion on our consolidation of our manufacturing operations and closure of our facility in Fishers, Indiana.

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

In addition, some of our products contain sodium, preservatives and other ingredients, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of these ingredients can lead to a variety of adverse health effects. In the United States and other countries, there is increasing consumer awareness of health risks, including obesity, associated with consumption of these ingredients, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. A continuing global focus on health and wellness, including weight management, and increasing media attention to the role of food marketing, could adversely affect our sales or lead to stricter regulations and greater scrutiny of food marketing practices. Moreover, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence or customer relations, and reduce demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. For example, U.S. Food and Drug Administration is currently evaluating the use of partially hydrogenated oils in food, which certain of our products contain.

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

We depend on a few significant customers for a large proportion of our net sales. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 16%, 18%, and 15% of our total net sales in fiscal 2013, 2012, and 2011, respectively. Sales to our second largest customer, Costco Wholesale Corporation, represented approximately 9%, 12%, and 11% of our total net sales in fiscal 2013, 2012, and 2011, respectively. The success of our business is dependent on our ability to successfully manage relationships with these customers, or any other significant customer. Further, there is a continuing trend towards retail trade consolidation, which can create significant cost and margin pressure on our business. The loss of any major customers, or any other significant customer, or a material decrease in their purchases from us, could result in decreased sales and adversely impact our net income.

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

A significant portion of our assets are goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a non-cash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. To the extent our market capitalization (increased by a reasonable control premium) results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill and other intangible assets has occurred and to calculate an impairment loss. Based on our intangible asset impairment test as of June 30, 2013, we determined that the Kettle U.S. trade name within the Snacks segment was impaired. We recorded a $36 million impairment charge within the asset impairments line on the consolidated statement of operations. For further information on this impairment charge, see Note 6 to the Notes to our fiscal 2013 Consolidated Financial Statements. If there are future changes in our stock price, or significant changes in the business climate or operating results of our reporting units, we may incur additional impairment charges related to this trade name or our other intangible assets and goodwill. At January 31, 2014, the carrying value of goodwill and other intangible assets totaled approximately $801.2 million, compared to total assets of approximately $1,228.8 million and total stockholders’ equity of approximately $131.3 million. At January 31, 2013 the carrying value of goodwill and other intangible assets totaled approximately $839.2 million, compared to total assets of approximately $1,275.0 million and total stockholders’ equity of approximately $328.6 million.

Risks Related to our Indebtedness

We are highly leveraged and have substantial debt service requirements that could adversely affect our ability to fulfill our debt obligations, place us at a competitive disadvantage in our industry and limit our ability to react to changes in the economy or our industry

We have incurred and will continue to have a substantial amount of indebtedness. Our high debt service requirements could adversely affect our ability to operate our business, and might limit our ability to take advantage of potential business opportunities. Our ability to make scheduled payments or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors beyond our control. Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts and other general corporate requirements. We may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. This high degree of leverage could have other important consequences, including:

•	making it more difficult to satisfy obligations with respect to the 7.000% Notes due 2019, (the “Notes”) and our other indebtedness, including restrictive covenants and borrowing conditions, which could result in an event of default under the indenture governing the Notes or the agreements governing our other indebtedness;

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	exposing us to the risk of increased interest rates because our debt arrangements will be at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	placing us at a competitive disadvantage compared to competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from pursuing.

Our ability to satisfy our debt obligations, including our obligations under the Notes, will depend upon, among other things, our future operating performance and our ability to refinance indebtedness when necessary. Each of these factors is, to a large extent, dependent on economic, financial, competitive and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to make scheduled payments on our debt obligations, we will need to refinance our debt, obtain additional financing, issue additional equity or sell assets. We cannot assure you that our business will generate cash flow or that we will be able to obtain funding sufficient to satisfy our debt service requirements.

Despite current indebtedness levels, we may still be able to incur substantially more debt, including secured debt. This could further increase the risks associated with our significant indebtedness.

We may be able to incur additional substantial indebtedness in the future. Although the terms of the agreements governing our existing indebtedness, the terms of our senior secured asset-based revolving credit facility and our senior secured term loan facility and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, indebtedness incurred in compliance with these restrictions could be substantial. The incurrence of additional indebtedness could make it more likely that we will experience some or all of the risks associated with substantial indebtedness.

Our other debt agreements contain restrictions that may limit our flexibility in operating our business.

The indenture governing our debt arrangements contain various covenants that may limit our ability or the ability of our domestic subsidiaries to engage in specified types of transactions that may be in our long-term best interests. These covenants limit our ability, among other things, to:

•	borrow money or guarantee debt;

•	create liens;

•	pay dividends on or redeem or repurchase stock;

•	make specified types of investments and acquisitions;

•	enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us;

•	enter into transactions with affiliates; and

•	sell assets or merge with other companies.

These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. A breach of any of these covenants or other provisions in our debt agreements could result in an event of default that, if not cured or waived, could result in such debt becoming immediately due and payable. This, in turn, could cause our other debt to become due and payable as a result of cross-default or cross-acceleration provisions contained in the agreements governing such other debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt.

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

Oaktree Capital Management L.P. (“Oaktree”) beneficially owns a significant equity position in Diamond through the exercise of its warrant holdings and may have interests that diverge from our interests and the interests of our stockholders. In addition, so long as Oaktree maintains ownership of specified thresholds, it will have the right to nominate up to one member of our board of directors. Oaktree is in the business of investing in companies and is not restricted from investing in our current or future competitors. Future events may give rise to a divergence of interests between Oaktree and us or our other security holders. On February 19, 2014, we refinanced our debt capital structure and repaid and terminated the obligations under the Oaktree Senior Notes. See Note 15 to the Notes to the Condensed Consolidated Financial Statements for further details.

A substantial number of shares of our common stock were issued upon exercise of an outstanding warrant issued to Oaktree, which could cause the market price of our common stock to decline.

On February 19, 2014, Oaktree exercised a warrant to purchase up to approximately 4,420,859 shares of our common stock. The warrant is accounted for as a derivative liability with gains or losses included in (gain) loss on warrant liability in our statements of operations. As a result of the warrant exercise, the volatility in the trading price of our common stock may increase if and when Oaktree decides to sell shares.

We issued a substantial number of shares in connection with our recent securities litigation settlement agreement, which could cause the market price of our common stock to decline.

In connection with an agreement that we entered into to settle a private securities class action against us and two of our former officers, we agreed to pay a total of $11.0 million in cash and issue approximately 4.45 million shares of our common stock to a settlement fund. On February 21, 2014, we issued the 4.45 million shares to a settlement fund. The timing of the distribution of the shares to class members has not yet been determined, and we have the ability to privately place, or conduct a public offering of, the shares with the consent of the lead plaintiff and its counsel prior to distribution of the shares in the settlement fund. In that event, the settlement fund would include the proceeds of the offering in lieu of the settlement shares. Any such distribution of shares, when and if it occurs, will have a dilutive effect on our total outstanding shares and may cause the trading price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following are details of repurchases of common stock during the three months ended January 31, 2014:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
Repurchases from November 1 - November 30, 2013	151	$23.73	—	$—
Repurchases from December 1 - December 31, 2013	24,622	$25.00	—	$—
Repurchases from January 1 - January 31, 2014	—	$—	—	$—

Total	24,773	$24.99	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with this	Incorporated by reference
Number	Exhibit Title	10-Q	Form	File No.	Date Filed

10.01	Warrant Exercise Agreement, dated February 9, 2014	X

31.01	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.

Date: March 11, 2014	By:	/s/ Raymond Silcock
Raymond Silcock
Executive Vice President and Chief Financial Officer