Form 10-Q
period 2014-04-30
Diamond Foods Inc
filed 2014-06-09
CIK 1320947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Number of shares of common stock outstanding as of June 2, 2014: 31,384,800

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements, including statements about our operating performance and results, business strategy, commodity prices, liquidity position and sufficiency, brand portfolio and performance, availability of raw materials, our position in the walnut industry, the effectiveness of internal controls and remediating material weaknesses. These forward-looking statements are based on our assumptions, expectations and projections about future events only as of the date of this report. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the SEC. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this report and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. Actual results may differ materially from what we currently expect because of many risks and uncertainties, such as: availability and cost of walnuts and other raw materials; inability to take price increases for our products if commodity prices rise; unexpected delays or increased costs in implementing our business strategies; changes in consumer preferences for snack and nut products; risks relating to our leverage, including the cost of our debt and its effect on our ability to respond to changes in our business, markets and industry; the dilutive impact of equity issuances; risks relating to litigation and regulatory factors including changes in food safety, advertising and labeling laws and regulations; uncertainties relating to our relations with growers; increasing competition and possible loss of key customers; and general economic and capital markets conditions.

As used in this Quarterly Report, the terms “Diamond Foods,” “Diamond,” “Company,” “registrant,” “we,” “us,” and “our” mean Diamond Foods, Inc. and its subsidiaries unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

(Unaudited)

	April 30, 2014	July 31, 2013	April 30, 2013
		As revised
ASSETS
Current assets:
Cash and cash equivalents	$7,003	$5,885	$7,225
Trade receivables, net	87,721	97,202	79,619
Inventories, net	162,765	115,456	150,695
Deferred income taxes	—	—	3,962
Prepaid income taxes	53	—	135
Prepaid expenses and other current assets	10,576	12,562	9,633

Total current assets	268,118	231,105	251,269
Property, plant and equipment, net	131,033	132,225	138,420
Goodwill	410,261	401,125	401,906
Other intangible assets, net	393,828	388,084	428,419
Other long-term assets	20,045	19,776	20,886

Total assets	$1,223,285	$1,172,315	$1,240,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$4,062	$5,860	$5,806
Warrant liability	—	58,147	37,585
Accounts payable and accrued liabilities	109,163	220,542	104,818
Payable to growers	58,290	6,096	51,799

Total current liabilities	171,515	290,645	200,008
Long-term obligations, net	638,351	585,077	579,202
Deferred income taxes	108,457	103,518	127,604
Other liabilities	20,927	23,106	24,825
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 31,815,416, 22,766,759 and 22,630,288 shares issued and 31,387,890, 22,376,406 and 22,253,270 shares outstanding at April 30, 2014, July 31, 2013, and April 30, 2013, respectively	31	23	22
Treasury stock, at cost: 427,526, 390,353 and 377,018 shares held at April 30, 2014, July 31, 2013, and April 30, 2013, respectively	(11,927)	(11,019)	(10,819)
Additional paid-in capital	592,421	334,310	330,871
Accumulated other comprehensive income	23,708	4,007	2,798
Retained deficit	(320,198)	(157,352)	(13,611)

Total stockholders’ equity	284,035	169,969	309,261

Total liabilities and stockholders’ equity	$1,223,285	$1,172,315	$1,240,900

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net sales	$190,892	$184,905	$646,137	$664,211
Cost of sales	145,796	141,555	487,180	511,746

Gross profit	45,096	43,350	158,957	152,465
Operating expenses:
Selling, general and administrative	30,735	35,334	121,113	105,781
Advertising	8,590	8,023	32,377	29,362
(Gain) loss on warrant liability	1,995	1,873	25,933	(9,236)
Warrant exercise fee	15,000	—	15,000	—

Total operating expenses	56,320	45,230	194,423	125,907

Income (loss) from operations	(11,224)	(1,880)	(35,466)	26,558
Loss on debt extinguishment	83,004	—	83,004	—
Interest expense, net	10,582	14,542	41,534	42,685

Loss before income taxes	(104,810)	(16,422)	(160,004)	(16,127)
Income taxes (benefit)	823	(840)	2,842	43

Net loss	$(105,633)	$(15,582)	$(162,846)	$(16,170)

Loss per share:
Basic	$(3.63)	$(0.71)	$(6.69)	$(0.74)
Diluted	$(3.63)	$(0.71)	$(6.69)	$(1.08)
Shares used to compute loss per share:
Basic	29,119	21,819	24,338	21,774
Diluted	29,119	21,819	24,338	23,514

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net loss:	$(105,633)	$(15,582)	$(162,846)	$(16,170)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax[1]	4,601	(5,136)	19,977	(2,189)
Change in pension liabilities, net of tax[2]
Prior service cost arising during period	—	—	—	—
Net gain/(loss) arising during period	—	—	—	—
Less: amortization of prior (gain)/loss included in net periodic pension cost	(92)	—	(276)	943
Less: amortization of prior service cost included in net periodic pension cost	—	—	—	—
Gains and losses on derivatives, net of tax
Realized gains or loss arising during the period	—	—	—	—
Less: reclassification adjustments for gains	—	—	—	—

Other comprehensive income (loss):	4,509	(5,136)	19,701	(1,246)

Comprehensive loss	$(101,124)	$(20,718)	$(143,145)	$(17,416)

[1]	Net of tax expense and tax benefit of nil for the three and nine months ended April 30, 2014, respectively, and net of tax expense of $0.2 million and tax benefit of $0.1 million for the three and nine months ended April 30, 2013, respectively.
[2]	Net of tax expense and tax benefit of nil for the three and nine months ended April 30, 2014, respectively, and net of tax expense of $0 million for the nine months ended April 30, 2013.

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(162,846)	$(16,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,152	25,210
Deferred income taxes	1,235	1,703
Excess tax benefit from stock option transactions	—	(69)
Stock-based compensation	5,458	2,487
(Gain) loss on warrant liability	25,933	(9,236)
Loss on debt extinguishment	54,358	—
Repayment of Oaktree Senior Notes payment-in-kind interest	(44,110)	—
Repayment of Oaktree Senior Notes original issued discount	(50,014)	—
Debt prepayment penalty	(3,600)	—
Loss on securities settlement	38,136	—
Gain on shareholder derivative case	(1,600)	—
Original issue discount amortization	2,095	878
Debt issuance cost amortization	2,518	2,545
Payment-in-kind interest on debt	16,428	17,690
Gain on separation and clawback agreement	—	(3,153)
Impairment of intangible assets	—	1,560
Other, net	1,514	312
Changes in assets and liabilities:
Trade receivables, net	17,910	5,118
Inventories	(46,792)	14,969
Prepaid expenses and other current assets and income taxes	2,060	4,007
Other assets	(5,103)	2,676
Accounts payable and accrued liabilities	(30,854)	(23,740)
Payable to growers	52,194	18,083
Other liabilities	(991)	(1,006)

Net cash provided by (used in) operating activities	(101,919)	43,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,643)	(6,586)
Proceeds from sale of property, plant and equipment and other	56	1,242
Change in restricted cash	—	6,091
Other, net	140	137

Net cash provided by (used in) investing activities	(14,447)	884

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) of revolving line of credit under the Secured Credit Facility	(154,000)	(28,300)
Payments of long-term debt and notes payable	(6,056)	(12,008)
Repayment of Oaktree Senior Notes	(181,789)	—
Repayment of long-term debt and notes payable	(213,636)	—
Proceeds from Term Loan Facility, net of original issue discount	412,925	—
Proceeds from Notes issuance	230,000	—
Debt issuance costs	(14,356)	—
Proceeds from warrant exercise	44,209	—
Excess tax benefit from stock option transactions	—	69
Purchase of treasury stock	(908)	(914)
Other, net	1,131	331

Net cash provided by (used in) financing activities	117,520	(40,822)

Effect of exchange rate changes on cash	(36)	8

Net increase in cash and cash equivalents	1,118	3,934
Cash and cash equivalents:
Beginning of period	5,885	3,291

End of period	$7,003	$7,225

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$16,445	$21,747
Income taxes	563	(6,086)
Non-cash investing activity:
Accrued capital expenditures	1,057	233
Capital Lease	112	—

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended April 30, 2014 and 2013

(In thousands, except share and per share information unless otherwise noted)

(Unaudited)

(1) Organization and Basis of Presentation

Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. In 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand® to Diamond’s existing portfolio of leading brands in the snack industry. Diamond sells its products to global, national, regional and independent grocery, drug, and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels. Sales to the Company’s largest customer accounted for approximately 18.5% and 16.2%, and 13.2% and 17.0% of total net sales for the three and nine months ended April 30, 2014 and 2013, respectively. The Company’s second largest customer accounted for less than 10% of total net sales for the three and nine months ended April 30, 2014 and 12.3% and less than 10% for the three and nine months ended April 30, 2013. No other customer accounted for 10% or more of the Company’s total net sales for the three and nine months ended April 30, 2014.

The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended July 31, 2013, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s Condensed Consolidated Financial Statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2013 Annual Report on Form 10-K. Operating results for the three and nine months ended April 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014.

Certain prior period amounts in the Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current period presentation. There was no impact to the totals for each prior period reclassification made.

Diamond reports its operating results on the basis of a fiscal year that starts August 1 and ends July 31. Diamond refers to the fiscal years ended July 31, 2010, 2011, 2012, 2013, and 2014, as “fiscal 2010,” “fiscal 2011,” “fiscal 2012,” “fiscal 2013,” and “fiscal 2014,” respectively.

Revision of Financial Statements

During the preparation of Quarterly Report on Form 10-Q for the first quarter of fiscal 2014, the Company determined that the statutory income tax rate used to value United Kingdom deferred taxes was not correct as of July 31, 2013. This was due to a change in the statutory tax rate enacted in the fourth quarter of fiscal 2013, which resulted in a $3.2 million overstatement of the net deferred income tax liability balance at July 31, 2013 and a $3.3 million understatement of the income tax benefit for the year. The Company assessed the materiality of the error in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality and concluded that this error was not material to the fiscal 2013 consolidated financial statements. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, due to the immaterial nature of this error, the Company revised the 2013 consolidated financial statements in this filing and will revise the 2013 consolidated financial statements when the Annual Report on Form 10-K for fiscal 2014 is filed.

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

In July 2013, the FASB issued ASU No. 2013-011, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an entity.” The new guidance provides new criteria for reporting discontinued operations and specifically indicates a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results. The new guidance also requires expanded disclosures for discontinued operations. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2014. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

(3) Financial Instruments

In May 2012, Diamond closed an agreement to recapitalize its balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”). The Oaktree investment initially consisted of $225 million of newly-issued senior notes (“Oaktree Senior Notes”) and a warrant to purchase 4,420,859 shares of Diamond common stock (the “Warrant Shares”). The warrant was issued to Oaktree in connection with the Securities Purchase Agreement, dated May 22, 2012 (“Securities Purchase Agreement”), under which Diamond issued the Oaktree Senior Notes. The warrant was accounted for as a derivative liability and was remeasured at fair value each reporting period with gains and losses recorded in net income. On February 9, 2014, Diamond entered into a warrant exercise agreement with Oaktree (the “Warrant Exercise Agreement”), which closed on February 19, 2014, pursuant to which Oaktree agreed to exercise the warrant to purchase the Warrant Shares, by paying, in cash, the exercise price of approximately $44.2 million less a cash exercise and contractual modification inducement fee of $15 million (the “Warrant Exercise Transaction”). The Company remeasured the warrant at fair value on February 18, 2014, the day prior to the completion of the refinancing transaction, and recorded a loss of $2.0 million on the Company’s Condensed Consolidated Statement of Operations for the three months ended April 30, 2014. As a result of the warrant exercise, the Company no longer has a liability associated with the warrant as of April 30, 2014. See Note 5 to the Notes to the Condensed Consolidated Financial Statements for the impact to the Company’s calculation of earnings per share as a result of the issuance of these shares.

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

In February 2013, the Company purchased 164 corn call option commodity derivatives. This purchase is in accordance with Company policy to mitigate the market price risk associated with the anticipated raw material purchase requirements, specifically to mitigate the market price risk of future corn purchases expected to be made by the Company. This agreement had a total notional amount of approximately $0.3 million. These corn call options were sold as of April 30, 2014. The Company accounts for commodity derivatives as non-hedging derivatives.

In January 2014, the Company purchased an additional 164 corn call option commodity derivatives. This purchase is in accordance with Company policy to mitigate the market price risk associated with the anticipated raw material purchase requirements, specifically to mitigate the market price risk of future corn purchases expected to be made by the Company. This agreement had a total notional amount of approximately $0.3 million. The Company accounts for commodity derivatives as non-hedging derivatives. No sales associated with corn call option commodity derivatives were made by the Company in the third quarter of fiscal 2014. As of April 30, 2014, the Company had 164 corn call option commodity derivatives.

The fair values of the Company’s derivative instruments as of April 30, 2014, July 31, 2013 and April 30, 2013, were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		4/30/14	7/31/13	4/30/13
Derivatives not designated as hedging instruments under ASC 815:
Commodity contracts	Prepaid and other current assets	$666	$29	$320
Interest rate contracts	Other long-term assets	—	—	—
Warrants	Warrant liability	—	(58,147)	(37,585)

Total		$666	$(58,118)	$(37,265)

The effect of the Company’s derivative instruments on the condensed consolidated statements of operations for the three months ended April 30, 2014 and 2013 is summarized below:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		4/30/14	4/30/13
Commodity contracts	Selling, general and administrative	$351	$(11)
Interest rate contracts	Interest expense	—	(2)
Warrant	Loss on warrant liability	(1,995)	(1,873)

Total		$(1,644)	$(1,886)

The effect of the Company’s derivative instruments on the condensed consolidated statements of operations for the nine months ended April 30, 2014 and 2013 is summarized below:

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		4/30/14	4/30/13
Commodity contracts	Selling, general and administrative	$451	$(494)
Interest rate contracts	Interest expense	—	(9)
Warrant	Gain/ (Loss) on warrant liability	(25,933)	9,236

Total		$(25,482)	$8,733

Accounting Standards Codification (“ASC”) 820 requires that assets and liabilities carried at fair value be measured using the following three levels of inputs:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of April 30, 2014, there were no cash equivalents. The Company’s derivative assets (liabilities) measured at fair value on a recurring basis were $0.7 million as of April 30, 2014, $29 thousand as of July 31, 2013, and $0.3 million as of April 30, 2013. The Company values the commodity derivatives using Level 2 inputs. The value of the commodity contracts is calculated utilizing the number of contracts, therefore bushels purchased and the price of corn from the Chicago Board of Trade.

In August 2013, the Company obtained preliminary approval to settle the action In re Diamond Foods Inc., Securities Litigation (“Securities Settlement”). Pursuant to the terms of the Securities Settlement, the Company agreed to pay a total of $11.0 million in cash and issue 4.45 million shares of common stock to resolve all claims asserted on behalf of investors who purchased the Company’s stock between October 5, 2010 and February 2012. The stock portion of the Securities Settlement was recorded within Accounts payable and accrued liabilities, as a liability and was remeasured at fair value each reporting period with gains and losses recorded in net income until the settlement became effective. The stock portion of the Company’s Securities Settlement was measured at fair value on a recurring basis. The Company had elected to use the market approach to value the stock portion of the Securities Settlement. The valuation was considered Level 1 due to the use of quoted prices in an active market for identical assets at the measurement date. The court issued an order granting final approval of the Securities Settlement on January 21, 2014, and the appeal period expired on February 20, 2014, at which time the Securities Settlement became effective. The value of the 4.45 million shares of common stock as of February 20, 2014 was $123.3 million, nil as of April 30, 2014, $85.1 million as of July 31, 2013, and nil as of April 30, 2013 and was recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. In the third quarter of fiscal 2014, the Company recorded a $6.0 million loss associated with this final mark to market adjustment related to the change in the stock price from January 31, 2014 to February 20, 2014, derecognized the liability and insurance receivable associated with the Securities Settlement, and on February 21, 2014, issued the 4.45 million shares to a settlement fund. See Note 5 to the Notes to the Condensed Consolidated Financial Statements for the impact to the Company’s calculation of earnings per share as a result of the issuance of these shares.

The Company performed a final remeasurement of its warrant liability on February 18, 2014 as result of the Warrant Exercise Transaction. The warrant liability measured at fair value on a recurring basis was $84.1 million as of February 18, 2014, nil as of April 30, 2014, $58.1 million as of July 31, 2013 and $37.6 million as of April 30, 2013. The Company had elected to use the income approach to value the warrant liability and used the Black-Scholes option valuation model. This valuation was considered Level 3 due to the use of certain unobservable inputs. Inputs into the Black-Scholes model include: remaining term, stock price, strike price, maturity date, risk-free rate, and expected volatility. The significant Level 3 unobservable inputs used in the valuation are shown below:

	4/30/14	7/31/13	4/30/13
Expected volatility	N/A	45.60%	46.42%
Probability of Special Redemption	N/A	N/A	N/A

The following is a reconciliation of liabilities activity, measured at fair value based on Level 3 inputs for the three months ended April 30, 2014:

	Warrant Liability
	4/30/14	4/30/13
Beginning Balance - January 31	$(82,085)	$(35,712)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or (losses) (realized/unrealized)
Included in earnings	(1,995)	(1,873)
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	84,080	—

Ending Balance - April 30	$—	$(37,585)

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(1,873)

The following is a reconciliation of liabilities activity, measured at fair value based on Level 3 inputs for the nine months ended April 30, 2014:

	Warrant Liability
	4/30/14	4/30/13
Beginning Balance - July 31	$(58,147)	$(46,821)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or (losses) (realized/unrealized)
Included in earnings	(25,933)	9,236
Included in other comprehensive income	—	—
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	84,080	—

Ending Balance - April 30	$—	$(37,585)

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$9,236

Assets and Liabilities Disclosed at Fair Value

The fair value of certain financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate the amounts recorded in the balance sheet because of the relatively short term nature of these financial instruments. The fair value of notes payable and long-term obligations at the end of each fiscal period approximates the amounts recorded in the balance sheet based on information available to Diamond with respect to current interest rates and terms for similar financial instruments, except for the Oaktree Senior Notes. The 7.000% Senior Notes due March 2019 (the “Notes”) have a fixed interest rate, but due to their issuance during the quarter, their fair value is not materially different than the carrying value as of April 30, 2014. Refer to Note 10 to the Notes to the Condensed Consolidated Financial Statements for further discussion on the Notes.

As a result of the refinancing, the total indebtedness outstanding under the Oaktree Senior Notes were paid in full as of April 30, 2014. See Note 10 to the Notes to the Condensed Consolidated Financial Statements for further information regarding the refinancing transaction.

The following table presents the carrying value and fair value of outstanding Oaktree Senior Notes as of July 31, 2013, and April 30, 2013:

	4/30/14		7/31/13		4/30/13
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Note	N/A	N/A	$121,266	$150,295	$116,120	$151,859
Redeemable Note	N/A	N/A	$89,660	$75,147	$87,428	$75,930

The fair value of the notes was estimated using a discounted cash flow approach. The discounted cash flow approach used a risk adjusted yield to present value the contractual cash flows of the notes. The fair value of the notes would be classified as Level 3 within the fair value measurement hierarchy.

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

Assumptions used in the Black-Scholes model are presented below:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Average expected life, in years	5.50	5.50	5.50 - 6.06	5.50 - 6.06
Expected volatility	54.68% - 54.77%	54.92% - 55.06%	54.68% - 55.84%	52.99% - 55.06%
Risk-free interest rate	1.96% - 2.04%	1.04% - 1.11%	1.69% - 2.04%	0.83% - 1.11%
Dividend rate	0.00%	0.00%	0.00%	0.00%

The following table summarizes option activity during the nine months ended April 30, 2014:

	Number of Shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2013	1,457	$26.06
Granted	220	22.55
Exercised	(64)	17.39
Cancelled	(136)	39.78

Outstanding at April 30, 2014	1,477	24.65	7.4	$15,725

Exercisable at April 30, 2014	753	27.82	6.1	$7,021

There were 30,000 and 219,601 stock options granted during the three and nine months ended April 30, 2014, respectively, and 30,000 and 634,414 stock options granted during the three and nine months ended April 30, 2013, respectively. The weighted average fair value per share of stock options granted during the three and nine months ended April 30, 2014 was $16.14 and $11.88, respectively, and $8.56 and $7.33 for the three and nine months ended April 30, 2013, respectively. The fair value per share of stock options vested during the three and nine months ended April 30, 2014 was $10.24 and $10.66, respectively, and $16.44 and $18.86 for the three and nine months ended April 30, 2013, respectively. There were 19,687 and 63,637 stock options exercised during the three and nine months ended April 30, 2014, respectively, and 22,064 exercised in the three and nine months ended April 30, 2013. The total intrinsic value of stock options exercised during the three and nine months ended April 30, 2014, was $183 thousand and $454 thousand, respectively and $24 thousand for the three and nine months ended April 30, 2013.

The following table summarizes nonvested stock option activity during the three and nine months ended April 30, 2014:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Nonvested at July 31, 2013	785	$10.51
Granted	220	11.88
Vested	(237)	10.66
Cancelled	(44)	15.62

Nonvested at April 30, 2014	724	10.56

As of April 30, 2014, approximately $6.4 million of total unrecognized compensation expense related to nonvested stock options was expected to be recognized over a weighted average period of 2.4 years. As of April 30, 2013, approximately $7.0 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized over a weighted average period of 3.0 years.

Cash received from option exercises was $0.4 million, $2.0 million and $0.3 million for the three months ended April 30, 2014, fiscal 2013, and three months ended April 30, 2013, respectively.

Restricted Stock and Awards: Restricted stock and restricted stock unit activity during the nine months ended April 30, 2014:

	Restricted Stock		Restricted Stock Units
	Number of shares (in thousands)	Weighted average grant date fair value per share	Number of shares (in thousands)	Weighted average grant date fair value per share
Outstanding at July 31, 2013	407	$22.25	218	$16.87
Granted	96	20.89	197	21.60
Vested	(58)	31.68	(51)	16.84
Cancelled	(33)	29.86	(28)	16.75

Outstanding at April 30, 2014	412	19.99	336	19.66

There were nil and 95,735 restricted stock awards granted during the three and nine months ended April 30, 2014, respectively, and nil and 317,970 restricted stock awards granted during three and nine months ended April 30, 2013, respectively. The weighted average fair value per share of restricted stock granted during the nine months ended April 30, 2014 was $20.89, and was $14.25 for the nine months ended April 30, 2013. The weighted average fair value per share at the grant date of restricted stock vested during the three and nine months ended April 30, 2014 was $41.69 and $31.68, respectively, and was $26.38 and $29.70 for the three and nine months ended April 30, 2013, respectively. The total intrinsic value of restricted stock vested in the three and nine months ended April 30, 2014 was $0.2 million and $1.4 million, respectively, and was $0.8 million and $2.5 million for the three and nine months ended April 30, 2013, respectively.

As of April 30, 2014, there was $6.0 million of unrecognized compensation expense related to nonvested restricted stock expected to be recognized over a weighted average period of 2.6 years. As of April 30, 2014, there was $5.4 million of unrecognized compensation expense related to nonvested restricted stock units expected to be recognized over a weighted average period of 3.1 years. As of April 30, 2013, $6.7 million of unrecognized compensation expense related to nonvested restricted stock was expected to be recognized over a weighted average period of 3.0 years, and $3.0 million of unrecognized compensation expense related to nonvested restricted stock units was expected to be recognized over a weighted average period of 3.7 years

For the three and nine months ended April 30, 2014, stock-based compensation was $2.0 million and $5.5 million, respectively. For the three and nine months ended April 30, 2013, stock-based compensation was $1.4 million and $2.5 million, respectively. Cash received to settle stock awards was $100, $400, and $300, as of April 30, 2014, July 31, 2013, and April 30, 2013, respectively.

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

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(105,633)	$(15,582)	$(162,846)	$(16,170)
Less: income allocated to participating securities	—	—	—	—

Income (loss) attributable to common shareholders - basic	(105,633)	(15,582)	(162,846)	(16,170)

Add: undistributed income attributable to participating securities	—	—	—	—
Less: income attributed to gain on warrant liability	—	—	—	(9,236)
Less: undistributed income reallocated to participating securities	—	—	—	—

Income (loss) attributable to common shareholders - diluted	$(105,633)	$(15,582)	$(162,846)	$(25,406)

Denominator:
Weighted average shares outstanding - basic	29,119	21,819	24,338	21,774
Dilutive shares - stock options and warrant	—	—	—	1,740

Weighted average shares outstanding - diluted	29,119	21,819	24,338	23,514

Income (loss) per share attributable to common shareholders (1):
Basic	$(3.63)	$(0.71)	$(6.69)	$(0.74)
Diluted	$(3.63)	$(0.71)	$(6.69)	$(1.08)

(1)	Computations may reflect rounding adjustments.

The Company was in a loss position for the three and nine months ended April 30, 2014 and April 30, 2013. Accordingly, stock options and restricted stock units outstanding were excluded in the computation of diluted earnings (loss) per share because their effect would be antidilutive. Additionally, as the Company was in a loss position and the change in the fair value of the warrant liability resulted in a loss for the three and nine months ended April 30, 2014 and the three months ended April 30, 2013, a numerator adjustment was not made to the diluted earnings (loss) per share calculation. For the nine months ended April 30, 2013, the change in the fair value of the warrant liability resulted in a gain. Accordingly, a numerator and denominator adjustment was made to the diluted earnings loss per share calculation.

On January 21, 2014 the court issued an order granting final approval of the Securities Settlement and the appeal period expired on February 20, 2014, at which time the Securities Settlement became effective. On February 21, 2014 the Company issued the 4.45 million shares of common stock to a settlement fund pursuant to the terms of the approved Securities Settlement. Accordingly, the 4.45 million shares were included in the computation of basic and diluted earnings (loss) per share calculation as of April 30, 2014.

On February 19, 2014, the Company closed the Warrant Exercise Agreement, pursuant to which Oaktree agreed to exercise in full its warrant to purchase an aggregate of 4,420,859 shares of Diamond common stock, by paying in cash the exercise price of approximately $44.2 million less a cash exercise and contractual modification inducement fee of $15.0 million. Accordingly, the 4,420,859 shares were included in the computation of basic and diluted earnings (loss) per share calculation as of April 30, 2014.

(6) Balance Sheet Items

Inventories consisted of the following:

	April 30,	July 31,	April 30,
	2014	2013	2013
Raw materials and supplies	$71,630	$29,825	$62,153
Work in process	31,699	28,058	33,066
Finished goods	59,436	57,573	55,476

Total	$162,765	$115,456	$150,695

In the third quarter of fiscal 2014, the Company revised its estimate for expected walnut costs which resulted in a pre-tax increase in cost of sales of approximately $1.5 million for walnut sales recognized in the first six months of fiscal 2014.

Accounts payable and accrued liabilities consisted of the following:

	April 30,	July 31,	April 30,
	2014	2013	2013
Accounts payable	$56,142	$75,833	$64,332
Securities settlement	—	96,129	—
Accrued promotions	23,254	16,087	19,377
Accrued salaries and benefits	11,417	18,883	12,726
Accrued taxes	10,057	9,160	4,114
Accrued interest	3,372	109	259
Accrued current lease obligations	2,569	2,306	1,775	(1)
Other	2,352	2,035	2,235

Total	$109,163	$220,542	$104,818

(1)	Long term portion of capital leases are reflected in Other liabilities on the Condensed Consolidated Balance Sheets.

In the third quarter of fiscal 2014, the court issued an order granting final approval of the Securities Settlement on January 21, 2014 and the appeal period expired on February 20, 2014, at which time the Securities Settlement became effective. On February 21, 2014 the Company issued the 4.45 million shares to a settlement fund pursuant to the terms of the approved Securities Settlement. As of April 30, 2014, the Company no longer had a liability associated with the Securities Settlement.

(7) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	April 30,	July 31,	April 30,
	2014	2013	2013
Land and improvements	$11,584	$9,823	$9,957
Buildings and improvements	59,089	56,745	52,335
Machinery, equipment and software	215,507	214,294	195,084
Construction in progress	11,866	2,024	1,951
Capital leases	16,653	14,420	11,747

Total	314,699	297,306	271,074
Less: accumulated depreciation	(179,577)	(163,145)	(129,404)
Less: accumulated amortization	(4,089)	(1,936)	(3,250)

Property, plant and equipment, net	$131,033	$132,225	$138,420

For the three and nine months ended April 31, 2014, depreciation expense was $5.8 million and $18.1 million, respectively. For the three and nine months ended April 30, 2013, depreciation expense was $7.1 million and $19.2 million, respectively.

During fiscal 2013, the Company accelerated the remaining useful lives of leasehold and building improvement assets at the Fishers facility. Refer to Note 8 to the Notes to the Condensed Consolidated Financial Statements for further discussion on the Fishers facility closure.

(8) Fishers Facility Closure

On October 25, 2012, Diamond announced a plan to consolidate its manufacturing operations within the Nuts reportable segment and to close its facility in Fishers, Indiana. Certain manufacturing equipment at Fishers has been relocated to Diamond’s facility in Stockton, California. During fiscal 2012, Diamond recorded asset impairment charges of $10.1 million associated with Fishers equipment that was not moved to the Stockton facility. The fair value of the equipment was determined by management utilizing a combination of price quotes and a discounted cash flow analysis. Within selling, general and administrative expenses, the Company recorded severance expenses related to Fishers employees of ($0.1) million and $1.2 million for the three and nine months ended April 30, 2013, respectively. As of April 30, 2014, the Company has paid all severance related payments.

In the three and nine months ended April 30, 2013, the Company accelerated the remaining useful lives of leasehold and building improvement assets at the Fishers facility to correspond with the estimated cease-use date, and recorded additional depreciation expense of $0.2 million and $0.9 million, respectively, within Selling, general and administrative expenses. In the third quarter of fiscal 2013, the Company also recorded an intangible asset impairment charge of $1.6 million, within asset impairments in the Company’s Condensed Consolidated Statement of Operations, associated with customer contracts and related relationships. This impairment charge represented a write down of the total net book value of the intangible asset as of April 30, 2013, within the Nuts reportable segment. This impairment charge was recognized in conjunction with the Fishers facility closure because certain products were no longer being produced and therefore would not generate future cash flows after the closure of this facility. In the second quarter of fiscal 2013, the Company also classified approximately $0.7 million of assets as held for sale. The Company sold these assets in the third quarter of fiscal 2013 for a gain of $0.3 million.

In the third quarter of fiscal 2013, the Company recorded an additional charge within selling general and administrative expenses of $4.9 million associated with the Fishers facility future lease obligations. This charge included an estimate of sublease rental income. The future cash lease and maintenance related payments made by the Company will reduce this liability. In the second quarter of fiscal 2014, the Company entered into an agreement to sublease a portion of the Fishers facility. Accordingly, the Company updated the assumptions used to arrive at the Fishers facility future lease obligation for the sublease rental income and determined no adjustment was considered necessary to the liability that was originally recorded in fiscal 2013.

As of April 30, 2014, the Company has outstanding $3.6 million associated with the Fishers facility future lease obligation. The liability extends through the lease term and will expire in 2019. As of July 31, 2013, the exit of the Fishers facility was complete.

(9) Intangible Assets and Goodwill

The changes in the carrying amount of goodwill are as follows:

	Snacks	Nuts	Total
Balance as of July 31, 2012
Goodwill			$403,158
Accumulated impairment losses			—

			$403,158

Goodwill acquired during the year
Impairment losses	—	—	—
Translation adjustments	(1,252)	—	(1,252)

Balance as of April 30, 2013
Goodwill	$329,271	$72,635	$401,906
Accumulated impairment losses	—	—	—

	$329,271	$72,635	$401,906

Balance as of July 31, 2013
Goodwill	$328,490	$72,635	$401,125
Accumulated impairment losses	—	—	—

	328,490	72,635	401,125

Goodwill acquired during the year	—	—	—
Impairment losses	—	—	—
Translation adjustments	9,136	—	9,136

Balance as of April 30, 2014
Goodwill	$337,626	$72,635	$410,261
Accumulated impairment losses	—	—	—

	$337,626	$72,635	$410,261

Goodwill was allocated amongst the Snacks and Nuts reportable segments beginning in the second quarter of fiscal 2013 due to the change in the Company’s operating and reportable segments.

Other intangible assets consisted of the following:

	April 30,	July 31,	April 30,
	2014	2013	2013
Brand intangibles (not subject to amortization)	$266,363	$297,577	$298,534
Intangible assets subject to amortization:
Customer contracts and related relationships	163,259	157,838	156,935

Total other intangible assets, gross	429,622	455,415	455,469
Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(35,794)	(29,771)	(27,050)
Less asset impairments:
Brand intangibles	—	(36,000)	—
Customer contracts and related relationships	—	(1,560)	—

Total other intangible assets, net	$393,828	$388,084	$428,419

Identifiable intangible asset amortization expense for both the three and nine months ended April 30, 2014 and 2013, respectively, was $2.0 million and $6.0 million. Identifiable intangible asset amortization expense for each of the five succeeding years will amount to approximately $8.1 million, and will amount to approximately $2.0 million for the remainder of fiscal 2014.

In the third quarter of fiscal 2013, the Company also recorded an intangible asset impairment charge of $1.6 million, within Asset impairments, associated with customer contacts and related relationships. This impairment charge represents a write-down of the total net book value of the intangible asset as of the third quarter and is included within the Nuts reportable segment.

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

(10) Notes Payable and Long-Term Obligations

Long-term debt outstanding:

		July 31,
	April 30,	2013	April 30,
	2014	As revised	2013
Secured Credit Facility	$—	$369,454	$370,364
Oaktree Senior Notes	—	210,926	203,548
Guaranteed Loan	8,900	10,557	11,096
Notes	230,000	—	—
Term Loan Facility, net	403,513	—	—

Total outstanding debt	642,413	590,937	585,008
Less: current portion	(4,062)	(5,860)	(5,806)

Total long-term debt	$638,351	$585,077	$579,202

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

As of April 30, 2014, the current portion of long-term debt is presented net of an unamortized discount of $0.5 million related to the Term Loan Facility’s stated original issue discount of $2.0 million. The non-current portion of long-term debt is presented net of an unamortized discount of $1.5 million.

Additionally, in accordance with ASC 470-50-40-2 – Debt – Modifications and Extinguishments, as a result of certain lenders that participated in the Company’s refinanced debt structure both prior to and after the restructuring, it was determined that a portion of the debt refinancing was considered to be a debt modification. Accordingly, the Company recorded approximately $3.6 million, of the Oaktree call premium that is associated with the modified debt as a contra-debt liability. As of April 30, 2014, the current portion of long-term debt is presented net of these unamortized creditor fees of $0.8 million and the non-current portion of long-term debt is presented net of these unamortized creditor fees of $2.7 million.

In accordance with the guidance, approximately $5.2 million related the Company’s previous original issue discount on the Oaktree Notes was also determined to be associated with the modified debt as a contra-debt liability. As of April 30, 2014, the current portion of long-term debt is presented net of this unamortized discount of $1.1 million and the non-current portion of long-term debt is presented net of $3.9 million.

These balances are presented on the Company’s Condensed Consolidated Balance Sheets as a contra-debt liability and will be amortized within Interest expense, net on the Company’s Condensed Consolidated Statement of Operations over the term of the Term Loan Facility.

Net interest expense for the three and nine months ended April 30 is as follows:

	Three Months		Nine Months
	Ended April 30,		Ended April 30,
	2014	2013	2014	2013
Secured Credit Facility	$1,061	$6,292	$12,577	$19,993
Oaktree Senior Notes	1,060	6,448	16,428	17,690
Guaranteed Loan	115	142	365	586
ABL Facility	159	—	159	—
Notes	3,131	—	3,131	—
Term Loan Facility	3,478	—	3,478	—
Interest income	—	—	(3)	(5)
Capitalized interest	(44)	(32)	(84)	(414)
Other	182	338	490	1,180
Amortization of deferred financing costs and debt discounts	1,440	1,354	4,993	3,655

Interest expense, net	$10,582	$14,542	$41,534	$42,685

Description of Refinancing

On February 19, 2014, the Company refinanced its debt capital structure. The Company entered into a 4.5 year senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $415 million, a 4.5 year senior secured asset-based revolving credit facility (the “ABL Facility”) in an aggregate principal amount of $125 million and issued $230 million in 7.000% Senior Notes due March 2019 (the “Notes”). Pursuant to the Warrant Exercise Agreement, OCM PF/FF Adamantine Holdings, Ltd. (a subsidiary of Oaktree) exercised its warrant to purchase 4,420,859 shares of Diamond’s common stock at the $10 exercise price per share for $44.2 million, less a warrant cash exercise and contractual modification inducement fee of $15 million. The Warrant Exercise Transaction closed on February 19, 2014, concurrent with the refinancing transactions and the Company derecognized the warrant liability of approximately $84.1 million on that date.

Diamond used the net proceeds of the Term Loan Facility, the Notes and the Warrant Exercise Transaction to (1) prepay approximately $348 million of indebtedness outstanding under, and terminate, the Secured Credit Facility, (2) prepay approximately $276 million of indebtedness outstanding under, and terminate, the Oaktree Senior Notes, (3) pay approximately $32.3 million of prepayment premiums to the holders of the Oaktree Senior Notes, and (4) pay fees related to the preparation, negotiation, execution and delivery of the definitive documentation for the Term Loan Facility, the Notes and the ABL Facility. In accordance with ASC 835-30-45-3 Imputation of Interest - Other Presentation Matters, the Company incurred $16.4 million of new debt issuance costs associated with the February 2014 debt refinancing. $2.1 million of these debt issuance costs were expensed to Loss on debt extinguishment based on the portion of the refinancing that was considered a debt modification for those lenders that had continued participation in the Company’s refinanced debt structure. The remaining $14.3 million debt issuance costs were recorded as deferred financing charges and will be amortized over the life of the respective new debt agreements into Interest expense, net. Debt issuance costs largely included arrangement fees paid to underwriters, legal fees, accounting fees, consulting fees, and printing fees. The Company recorded the current portion of these costs in Prepaid expenses and other current assets and the non-current portion was recorded in Other long-term assets in the Company’s Condensed Consolidated Balance Sheets.

In accordance with ASC 470-50-40-2 – Debt – Modifications and Extinguishments, the Company recorded a Loss on debt extinguishment in the Condensed Consolidated Statement of Operations for the three and nine months ended April 30, 2014. Loss on debt extinguishment for the three and nine months ended April 30, 2014 was $83.0 million. Of the $83.0 million, the Company recorded approximately $70.3 million associated with the Oaktree Senior Notes which included $28.7 million related to the prepayment premium associated with the extinguished debt that the Company paid to the holders of the Oaktree Senior Notes and approximately $41.6 million related to the difference between the net carrying value and the repayment price of the Oaktree Senior Notes. The Oaktree Senior Notes were originally recorded at $43.2 million lower than the contractual repayment amount due to the allocation of proceeds to the Oaktree warrant of $36.5 million and original issue discount of $6.7 million subsequently, additional discount of $6.8 million was created related to the paid-in-kind interest that was added to the debt. The Company also paid a total call premium of $32.3 million of which $3.6 million related to the portion of the refinancing that was considered a debt modification and recorded as a contra-debt liability on the Company’s Condensed Consolidated Balance Sheets, the remaining call premium of $28.7 million was recorded as a Loss on debt extinguishment. Additionally, the Company incurred non-cash charges of $10.6 million resulting from the write-off of unamortized Oaktree and Secured Credit Facility transaction costs and fees. The Company also expensed $2.1 million in new third party debt issuance costs associated with certain lenders continued participation in the debt arrangements both prior to and subsequent to the refinancing transaction.

Loss on debt extinguishment for the three and nine months ended April 30 is as follows:

Three Months
Ended April 30, 2014
Call premium - Oaktree Senior Notes	$28,660
Difference between repayment amount and carrying value - Oaktree Senior Notes	41,631
Unamortized transaction costs- Oaktree Senior Notes	8,635
Unamortized transaction costs- Secured Credit Facility	2,011
New transaction costs - Term Loan, ABL, and Notes	2,067

Loss on debt extinguishment	$83,004

Debt After Refinancing

In December 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $8.9 million was outstanding as of April 30, 2014. Principal and interest payments were due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account and made available as expenditures were approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash was classified as non-current on the balance sheet. In December 2012, the remaining balance within the escrow account was released back to the lender and was used to pay down the outstanding loan balance. Also, as part of the paydown, the Company paid a 4% prepayment penalty, which was recorded in Interest expense, net.

The Guaranteed Loan provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility, as defined below. The financial covenants within the Guaranteed Loan were reset to match those in the Waiver and Third Amendment to its Secured Credit Facility, as described in more detail below.

Additionally, on February 19, 2014, Diamond closed the Warrant Exercise Agreement, pursuant to which Oaktree agreed to exercise in full its warrant to purchase an aggregate of 4,420,859 shares of Diamond common stock, by paying in cash the exercise price of approximately $44.2 million less a cash exercise and contractual modification inducement fee of $15.0 million. The warrant was issued to Oaktree in connection with the Securities Purchase Agreement, dated May 22, 2012 (“Securities Purchase Agreement”), under which Diamond issued the Oaktree Senior Notes. The $15.0 million inducement fee is included within Warrant exercise fee on the Company’s Condensed Consolidated Statement of Operations.

The Warrant Exercise Agreement provided that so long as Oaktree and/or its affiliates hold at least 10% of Diamond’s outstanding common stock, Oaktree will have the right to nominate one member of Diamond’s Board of Directors. In addition, until the later of

(a) twelve months after Oaktree no longer has the right to nominate a member of Diamond’s Board of Directors or (b) twelve months after any director nominated by Oaktree under the Warrant Exercise Agreement or the Securities Purchase Agreement no longer serves as a director, Oaktree and its affiliates agree not to: acquire or beneficially own more than 30% of the outstanding common stock of Diamond; commence or support any tender offer for Diamond common stock; make or participate in any solicitation of proxies to vote or seek to influence any person with respect to voting its Diamond common stock; publicly announce a proposal or offer concerning any extraordinary transaction with Diamond; form, join or participate in a group for the purpose of acquiring, holding, voting or disposing of any Diamond securities; take any actions that could reasonably be expected to require Diamond to make a public announcement regarding the possibility of such an acquisition, tender offer or proxy solicitation; enter into any agreements with a third party regarding any such prohibited actions; or request Diamond to amend or waive such provisions. Upon the closing of the transactions contemplated by the Warrant Exercise Agreement, the Securities Purchase Agreement, and Diamond’s obligations thereunder, terminated. The common stock issued upon exercise of the warrant will be issued in a private placement pursuant to exemptions from the registration requirements of the Securities Act of 1933 and are covered by a Registration Rights Agreement entered into on May 29, 2012 in connection with the Securities Purchase Agreement.

The Term Loan Facility will mature in 4.5 years and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loan Facility with the balance payable on the maturity date of the Term Loan Facility. The Term Loan Facility will permit the Company to increase the term loans, or add a separate tranche of term loans, by an amount not to exceed $100 million plus the maximum amount of additional term loans that the Company could incur without its senior secured leverage ratio exceeding 4.50 to 1.00 on a pro forma basis after giving effect to such increase or addition. Amounts outstanding are expected to bear interest at a rate per annum equal to: (i) the Eurodollar Rate (as defined in the Term Loan Facility and subject to a “floor” of 1.00%) plus the applicable margin or (ii) the Base Rate (as defined in the Term Loan Facility), which is the greatest of (a) Credit Suisse’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the Eurodollar Rate for an interest period of one month plus 1.00%, plus, in each case, the applicable margin to be agreed with the lenders party thereto.

Loans under the ABL facility would be available up to a maximum amount outstanding at any one time equal to the lesser of (a) $125 million and (b) the amount of the Borrowing Base, in each case, less customary reserves. Under the ABL Facility, the Company has a $20 million sublimit for the issuance of letters of credit, and a Swing Line Facility of up to $12.5 million for same day borrowings. Borrowing Base is defined as (a) 85% of the amount of the Company’s eligible accounts receivable; plus (b) the lesser of (i) 70% of the book value of eligible inventory in the US and (ii) 85% times the net orderly liquidation value of Diamond’s eligible inventory in the US; less (c) in each case, customary reserves.

Under the ABL Facility, Diamond may elect that the loans bear interest at a rate per annum equal to: (i) the Base Rate plus the applicable margin; or (ii) the LIBOR Rate plus the applicable margin. “Base Rate” means the greatest of (a) the Federal Funds Rate plus 0.5%, (b) the LIBOR Rate (which rate shall be calculated based upon an interest period of 1 month and shall be determined on a daily basis), plus 1.00%, and (c) the rate of interest announced, from time to time, by Wells Fargo at its principal office in San Francisco as its “prime rate”. The LIBOR Rate shall be available for interest periods of one week or, one, two, three or six months and, if all lenders agree, twelve months.

The Term Loan Facility and ABL Facility provide for customary affirmative and negative covenants. The Term Loan Facility has customary cross default provisions and the ABL Facility contains cross-acceleration provisions, in each case that may be triggered if Diamond fails to comply with obligations under its other credit facilities or indebtedness. The Term Loan Facility has a first priority perfected lien on substantially all property, plant and equipment, capital stock, intangibles and second priority lien on the ABL Priority Collateral, subject to customary exceptions. The ABL Facility requires Diamond to maintain a minimum fixed charge coverage ratio of 1.1:1 if at any time excess availability is less than 10% of maximum availability; and requires Diamond to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if excess availability falls below 12.5% of maximum availability for a period of 5 business days. The ABL Facility is secured by a first-priority lien on accounts receivable, inventory, cash and deposit accounts and a second-priority lien on all real estate, equipment and equity interests of the Company under, and guarantors of, the ABL Facility.

The Notes, which will mature on March 15, 2019, were offered only to (i) qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended (“Securities Act”), and (ii) to certain non-U.S. persons in offshore transactions in reliance on Regulation S of the Securities Act. The initial issuance and sale of the Notes were not registered under the Securities Act, and the Notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and the registration or qualification requirements of other applicable securities laws. The terms of the Notes do not provide for registration rights. Interest on the Notes will be payable on March 15 and September 15 of each year, commencing September 15, 2014. On or after March 15, 2016, Diamond may redeem all or a part of the Notes at a price equal to 103.500% of the principal amount of the Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.750% on and after March 15, 2017 and 100.000% on and after March 15, 2018. Before March 15, 2016, Diamond may redeem some or all of the Notes at a price equal to 100.000% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date and the make-whole premium. Before March 15, 2016, Diamond may redeem up to 35% of the Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 107.000% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption. If Diamond experiences a change of control, Diamond must offer to purchase for cash all or any part of each holder’s Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any. The indenture pursuant to which the Notes were issued contains customary covenants that, among other things, limit Diamond’s ability and Diamond’s restricted subsidiaries’ ability to incur additional indebtedness, make restricted payments, enter into transactions with affiliates, create liens, pay dividends on or repurchase stock, make specified types of investments, and sell all or substantially all of their assets or merge with other companies. Each of the covenants is subject to a number of important exceptions and qualifications.

For the three and nine months ended months ended April 30, 2014, the blended interest rate for the Company’s consolidated borrowings, including obligations under the Company’s refinanced debt capital structure and excluding the Oaktree Senior Notes, was 5.43% and 5.94%, respectively. As of April 30, 2014, the Company was compliant with financial and reporting covenants under the new refinanced debt structure.

Debt Before Refinancing

The following is a description of the Company’s debt outstanding before the refinancing described above in “Description of Refinancing” and “Debt After Refinancing.”

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

The Secured Credit Facility and the Securities Purchase Agreement provided for customary affirmative and negative covenants, and cross default provisions that could be triggered, if Diamond failed to comply with obligations under the other credit facilities or indebtedness. The Secured Credit Facility and the Securities Purchase Agreement included a covenant that restricted the amount of other indebtedness (including capital leases and purchase money obligations for fixed or capital assets), to no more than $25 million. The accounting treatment for the seven-year equipment lease for the Salem, Oregon plant (the “Kettle U.S. Lease”) and the five-year equipment lease for the Norfolk, United Kingdom plant (the “Kettle U.K. Lease”) caused the Company to be in default of the covenants limiting other indebtedness. These defaults were waived, with respect to the Kettle U.K. Lease on July 27, 2012 (“Fourth Amendment”) and with respect to the Kettle U.S. Lease on August 23, 2012 (“Fifth Amendment”). Additionally, the Secured Credit Facility and the Securities Purchase Agreement were each amended to allow the Company to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount was reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Securities Purchase Agreement. As a result of the refinancing, as of April 30, 2014, the Company no longer had outstanding obligations under the Secured Credit Facility.

In March 2012, Diamond reached an agreement with its lenders to forbear from seeking any remedies under the Secured Credit Facility with respect to specified existing and anticipated non-compliance with the credit agreement and to amend the credit agreement (“Second Amendment”). Under the amended credit agreement, Diamond had continued access to its existing revolving credit facility through a forbearance period (initially through June 18, 2012) subject to its compliance with the terms and conditions of the amended credit agreement. During the forbearance period, the interest rate on borrowings increased. The credit agreement required Diamond to suspend dividend payments to stockholders. In addition, Diamond paid a forbearance fee of 25 basis points to its lenders. The forbearance period concluded on May 29, 2012, when Diamond closed agreements to recapitalize our balance sheet with an investment by Oaktree.

In May 2012, Diamond entered into the Waiver and Third Amendment to its Secured Credit Facility (the “Third Amendment”), pursuant to which the revolving credit facility initially was reduced from $285 million to $255 million. The Third Amendment provided for subsequent further reductions in the revolving line of credit in July 2013 and on January 31, 2014. In May 2012, Diamond made a $100 million pre-payment on the term loan facility as part of the Third Amendment. In addition, scheduled principal payments on the term loan facility were $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on February 25, 2015. Substantially all of the Company’s tangible and intangible assets were considered collateral security under the Secured Credit Facility. Additionally, the Third Amendment provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief. In the second quarter of fiscal 2013, these covenants reset from the levels set forth in the Third Amendment (initially 4.70 to 1.00 for the Consolidated Senior Leverage Ratio declining each quarter, ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014, and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio). The Third Amendment included a covenant requiring that Diamond have at least $20 million of cash, cash equivalents and revolving credit availability at all times beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments from $10 million to $0.9 million. The Third Amendment also amended the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over the London Interbank Offered Rate (“LIBOR”) and the base rate at which loans under the Secured Credit Agreement bear interest). Under the Third Amendment, initially, Eurodollar rate loans bore interest at 5.50% plus the LIBOR for the applicable loan period, and base rate loans bore interest at 450 basis points plus the highest of (i) the Federal Funds Rate plus 50 basis points, (ii) the Prime Rate, (iii) Eurodollar Rates plus 100 basis points. The LIBOR rate was subject to a LIBOR floor, initially 125 basis points (the “LIBOR Floor”). The applicable rate would decline, if and when Diamond were to achieve reductions in its ratio of senior debt to EBITDA, as defined in the Third Amendment. The Third Amendment also eliminated the requirement that proceeds of future equity issuances be applied to repay outstanding loans and waived certain covenants in connection with Diamond’s restatement of its consolidated financial statements. As a result of the refinancing noted above, the Company had no indebtedness outstanding under the Secured Credit Facility as of April 30, 2014.

On May 29, 2012, Diamond received an investment from Oaktree Capital Management, L.P. (“Oaktree”). The Oaktree investment initially consisted of $225 million of newly-issued Oaktree Senior Notes and a warrant to purchase approximately 4.4 million shares of Diamond common stock. The Oaktree Senior Notes would have matured in 2020 and bore interest at 12% per year that would have been paid-in-kind at Diamond’s option for the first two years. Oaktree’s warrant became exercisable at $10 per share starting on March 1, 2013. On February 19, 2014, Oaktree exercised the warrants.

The Secured Credit Facility provides for customary affirmative and negative covenants and cross default provisions that may be triggered, if Diamond fails to comply with obligations under its other credit facilities or indebtedness. Beginning on April 30, 2014, its senior debt to consolidated EBITDA ratio (“Consolidated Senior Leverage Ratio”), as defined in the Third Amendment, will be limited to no more than 4.70 to 1.00 and its fixed charge coverage ratio to no less than 2.00 to 1.00. The Consolidated Senior Leverage Ratio covenant will decline each quarter, ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014.

(11) Retirement Plans

Diamond provides retiree medical benefits and sponsors one defined benefit pension plan. The defined benefit plan is a qualified plan covering all bargaining unit employees. Diamond uses a July 31 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Any employee who joined the Company after January 15, 1999 is not entitled to retiree medical benefits. The nonqualified plan was terminated in fiscal 2013 and all benefits were distributed in December 2012. There are no obligations as of April 30, 2014.

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	April 30,		April 30,		April 30,		April 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$—	$—	$10	$15	$29	$47
Interest cost	247	221	739	684	16	16	50	47
Expected return on plan assets	(271)	(252)	(812)	(755)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of net loss / (gain)	84	163	253	544	(176)	(178)	(529)	(534)
Settlement cost	—	—	—	519	—	—	—

Net periodic benefit cost / (income)	$60	$132	$180	$992	$(150)	$(147)	$(450)	$(440)

The Company recognized defined contribution plan expenses of $0.2 million and $0.6 million for the three and nine months ended April 30, 2014, respectively, and $0.4 million and $1.5 million for the three and nine months ended April 30, 2013, respectively. The Company expects to contribute a total of approximately $0.8 million to the defined contribution plan during fiscal 2014.

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

(12) Accumulated Other Comprehensive Income (Loss)

Total comprehensive income (loss) attributable to the Company, determined as net income adjusted by total other comprehensive income, was ($101.1) million and ($143.1) million for the three and nine months ended April 30, 2014 and ($20.7) million and ($17.4) million for the three and nine months ended April 30, 2013, respectively. Total other comprehensive income (loss) presently consists of foreign currency translation adjustments and changes in pension liabilities associated with the Company’s defined benefit pension plan.

For the three and nine months ended April 30, 2014, $0.1 million and $0.3 million, respectively, were reclassified out of accumulated other comprehensive income (loss) into income. These amounts were reclassified into Selling, general and administrative expenses and Costs of goods sold in the Condensed Consolidated Statement of Operations.

Changes in accumulated other comprehensive income for the three months ended April 30, 2014 by component were as follows:

	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total
Balance as of January 31, 2014	$338	$18,861	$19,199
Other comprehensive income (loss) before reclassifications	—	4,601	4,601
Amounts reclassified from accumulated other comprehensive income	(92)	—	(92)

Net other comprehensive income (loss)	(92)	4,601	4,509

Balance as of April 30, 2014	$246	$23,462	$23,708

Changes in accumulated other comprehensive income for the nine months ended April 30, 2014 by component were as follows:

	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total
Balance as of July 31, 2013	$522	$3,485	$4,007
Other comprehensive income (loss) before reclassifications	—	19,977	19,977
Amounts reclassified from accumulated other comprehensive income	(276)	—	(276)

Net other comprehensive income (loss)	(276)	19,977	19,701

Balance as of April 30, 2014	$246	$23,462	$23,708

(13) Commitments and Contingencies

In November and December 2011, various putative shareholder class action and derivative complaints were filed in federal and state court against Diamond and certain current and former Diamond directors and officers.

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers. These suits alleged that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from The Procter & Gamble Company. On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our former independent auditor as defendants. In August 2013, the parties reached a proposed agreement (“Securities Settlement”), subject to final court approval, to settle the action, which was preliminarily approved in September 2013 and then finally approved in January 2014. Pursuant to the Securities Settlement, Diamond paid a total of $11.0 million in cash and issued 4.45 million shares of common stock to a settlement fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired Diamond stock between October 5, 2010 and February 8, 2012, inclusive. With respect to the 4.45 million shares, Diamond has the ability to privately place, or conduct a public offering of, the shares with the consent of the lead plaintiff and its counsel, prior to distribution of the settlement fund. In that event, the settlement fund would include the proceeds of the offering in lieu of the settlement shares.

In re Diamond Foods Inc., Shareholder Derivative Litigation

Beginning in November 2011, three putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond and naming certain executive officers and the members of our board of directors as individual defendants. In January 2012, the court consolidated these actions as In re Diamond Foods, Inc., Shareholder Derivative Litigation and appointed co-lead counsel. In February 2012 plaintiffs filed their consolidated complaint, naming certain current and former executive officers and members of our board, and our former independent auditor, as additional defendants. The consolidated complaint was based on the same or similar alleged facts as those alleged in the federal securities action and the federal derivative litigation discussed below, and purported to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and against the former independent auditor for professional negligence and breach of contract. An agreement in principle to settle all state and federal derivative claims was reached by Diamond, plaintiffs and the current and former executive officers and members of Diamond’s board in May 2013. The agreement in principal also sought to resolve certain litigation demands by various Diamond shareholders. In June 2013, the court preliminarily approved the settlement, and in August 2013, final approval was granted. As part of the settlement, Diamond’s insurers were required to pay Diamond $5.0 million, of which $3.4 million was reimbursement of fees to be paid by Diamond to plaintiffs’ attorneys. On September 23, 2013, an objector, one of the plaintiffs in the dismissed federal derivative litigation discussed below, filed a notice of appeal that is currently pending before the California Court of Appeal.

In re Diamond Foods, Inc., Derivative Litigation

Beginning on November 28, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond and naming certain current and former executive officers and members of our board of directors as individual defendants. In February 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint in March 2012, adding our former independent auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010, and September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and, against our auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. In April 2012, Diamond moved to dismiss the action, which the court granted in May 2012. In June 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 2012 order granting Diamond’s motion to dismiss. On May 19, 2014, the Court of Appeals issued an order affirming the District Court’s dismissal of the action with prejudice.

Labeling Class Action Cases

On January 3, 2014, Deen Klacko first filed a putative class action against Diamond in the Southern District of Florida, alleging that certain ingredients contained in our TIAS tortilla chip product were not natural and seeking damages and injunctive relief. The complaint seeks to certify a class of Florida consumers who purchased TIAS tortilla chips since January 3, 2010. In May 2014, plaintiff filed an amended complaint making similar allegations relating to other Diamond Kettle Brand potato chip products and seeking damages and injunctive relief. The amended complaint seeks to certify a class of nationwide consumers who purchased Kettle Brand potato chips and TIAS tortilla chips over a four-year time period. On January 9, 2014, Dominika Surzyn brought a similar class action against Diamond relating to our TIAS tortilla chips in federal court for the Northern District of California. Surzyn purports to represent a class of California consumers who purchased said Kettle TIAS products since January 9, 2010.

On April 2, 2014, Richard Hall filed a putative class action against Diamond in San Francisco Superior Court, alleging that certain ingredients contained in our Kettle Brand chips and TIAS Tortilla Chips are not natural and seeking damages and injunctive relief. Plaintiff purports to bring this action on his own behalf, as well as on behalf of all consumers in the United States, or alternatively, California, within four years of the filing of the complaint who purchased certain of Diamond’s Kettle Brand Chips or Kettle Brand TIAS tortilla chips.

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

The Company’s net sales and gross profit by segment were as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
Net sales
Snacks	$114,255	$104,201	$343,601	$320,865
Nuts	76,637	80,704	302,536	343,346

Total	$190,892	$184,905	$646,137	$664,211

Gross profit
Snacks	$41,699	$36,684	$123,660	$109,812
Nuts	3,397	6,666	35,297	42,653

Total	$45,096	$43,350	$158,957	$152,465

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

During the preparation of the Quarterly Report on Form 10-Q for first quarter fiscal 2014, we determined that the statutory income tax rate used to value United Kingdom deferred taxes as of July 31, 2013 was not correct. This was due to a change in the statutory tax rate enacted in the fourth quarter of fiscal 2013, and resulted in a $3.2 million overstatement of the net deferred income tax liability balance at July 31, 2013 and a $3.3 million understatement of the income tax benefit for fiscal year 2013. We assessed the materiality of the error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality and concluded that this error was not material to the fiscal year 2013 consolidated financial statements. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, due to the immaterial nature of this error, on both prior and projected current year results we elected to revise the July 31, 2013 Consolidated Balance Sheet included financial statements in this filing and we will revise the 2013 consolidated financial statements when our Annual Report on Form 10-K for fiscal 2014 is filed.

Results of Operations

The Company’s chief operating decision maker (“CODM”) changed during the fourth quarter of fiscal 2012 and in the second quarter of fiscal 2013 there was a change in the information used by the CODM to make decisions about the allocation of resources and the assessment of performance. As a result, during the second quarter of fiscal 2013, we changed our operating and reportable segments. We previously had one operating segment and one reportable segment; we now aggregate our operating segments into two reportable segments, which are Snacks and Nuts. The Snacks reportable segment predominately includes products sold under the

Kettle Brand®, Kettle Chips®, and Pop Secret® trade names. The Nuts reportable segment predominantly includes products sold under the Emerald® and Diamond of California® trade names. The Company evaluates the performance of its segments based on net sales and gross margin for each segment. Gross profit is calculated as net sales less all cost of sales.

Our net sales and gross profit by segment for the periods identified below were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		% Change from	April 30,		% Change from
	2014	2013	2013 to 2014	2014	2013	2013 to 2014
Net sales
Snacks	$114,255	$104,201	10%	$343,601	$320,865	7%
Nuts	76,637	80,704	-5%	302,536	343,346	-12%

Total	$190,892	$184,905	3%	$646,137	$664,211	-3%

Gross profit
Snacks	$41,699	$36,684	14%	$123,660	$109,812	13%
Nuts	3,397	6,666	-49%	35,297	42,653	-17%

Total	$45,096	$43,350	4%	$158,957	$152,465	4%

For the three and nine months ended April 30, 2014, aside from favorable impact of foreign exchange on net sales, Snacks segment net sales increased to $114.3 million and $343.6 million from $104.2 million and $320.9 million, respectively, primarily due to increases in volume of 11.4% and 8.1% and product mix, partially offset by increased promotional activities.

For the three and nine months ended April 30, 2014, Nuts segment net sales decreased to $76.6 million and $302.5 million from $80.7 million and $343.3 million, primarily driven by decreases in volume of 8.1% and 15.1%, respectively. The decline in volume was primarily driven by lower walnut supply. The decreases in volume were partially offset by product mix in our Emerald brand, and increases in pricing in our Diamond of California brand.

Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 18.5% and 16.2% of total net sales for the three and nine months ended April 30, 2014, respectively, and 13.2% and 17.0% of total net sales for the three and nine months ended April 30, 2013, respectively. Our second largest customer accounted for less than 10% of total net sales for the three and nine months ended April 30, 2014 and 12.3% and less than 10% for the three and nine months ended April 30, 2013. No other customer accounted for 10% or more of our total net sales for those periods.

Gross profit. Snacks segment gross profit as a percentage of net sales was 36.5% and 36.0% for the three and nine months ended April 30, 2014 and 35.2% and 34.2% for the three and nine months ended April 30, 2013, respectively. The increase is largely driven by increases in volume, product mix and a reduction in certain commodity costs for the three and nine months ended April 30, 2014.

Nuts segment gross profit as a percentage of net sales was 4.4% and 11.7% for the three and nine months ended April 30, 2014, respectively, and 8.3% and 12.4% for the three and nine months ended April 30, 2013, respectively. For the three months and nine months ended April 30, 2014, the decrease in gross profit as a percentage of net sales was driven by decrease in volume and increases in commodity costs for the Diamond of California and Emerald brands. As discussed in Item 1A. Risk factors, our commodity costs are subject to fluctuations in availability and price that could adversely impact our business and financial results.

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $30.7 million and $121.1 million and 16.1% and 18.7% as a percentage of net sales for the three and nine months ended April 30, 2014, respectively, and was $35.3 million and $105.8 million and 19.1% and 15.9% as a percentage of net sales for the three and nine months ended April 30, 2013, respectively. For the three months ended April 30, 2014, selling, general and administrative expenses decreased primarily due to lower audit and consulting fees in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 and cost saving initiatives. For the nine months ended April 30, 2014, selling, general and administrative expenses increased primarily due to the $38.1 million loss recorded as a result of the change in the fair value of the stock settlement of the Securities Settlement. Additionally, in the first quarter of fiscal 2014, we recorded an estimated $5.0 million liability associated with the SEC investigation. On January 9, 2014, the SEC authorized the $5.0 million settlement between the Company and the SEC which was paid to the SEC in the second quarter of fiscal 2014. These increases for the nine months ended April 30, 2014 were partially offset by the $1.6 million gain relating to the shareholder derivative settlement in the first quarter of fiscal 2014, incurring no costs related to the Audit Committee investigation and related legal expenses as compared to prior year, and lower audit and consulting fees.

Advertising. Advertising costs were $8.6 million and $32.4 million for the three and nine months ended April 30, 2014, respectively, and $8.0 million and $29.4 million for the three and nine months ended April 30, 2013, respectively. Advertising expenses as a percentage of net sales were 4.5% and 5.0% for the three and nine months ended April 30, 2014, respectively, and 4.3% and 4.4% for the three and nine months ended April 30, 2013, respectively. For the three months ended April 30, 2014, increases in advertising was due to increases in online media spending focused on support of Emerald brands. For the nine months ended April 30, 2014, increases in advertising expenses was primarily due to an increase in online media spending in support of Diamond of California and Emerald brands.

(Gain) loss on warrant liability. Loss on warrant liability was $2.0 million and $25.9 million, and 1.1% and 4.0% of net sales for the three and nine months ended April 30, 2014, respectively. (Gain) loss on warrant liability was $1.9 million and ($9.2) million, and 1.0% and (1.4%) of net sales for the three and nine months ended April 30, 2013, respectively. The (gain) loss on warrant liability for the three months ended April 30, 2014 was due to the change in the fair value of the warrant liability. As a result of the financing, the warrant was exercised and we no longer have a liability associated with the warrant as of April 30, 2014.

Warrant exercise fee. Warrant exercise fee was $15.0 million and $15.0 million, and 7.9% and 2.3% of net sales for the three and nine months ended April 30, 2014, respectively. Warrant exercise fee was nil for the three and nine months ended April 30, 2013. The $15.0 million warrant exercise fee represents the contractual modification inducement fee paid to Oaktree Capital Management, L.P. (“Oaktree”). See further discussion in the Liquidity and Capital Resources section under Description of Refinancing.

Loss on debt extinguishment. Loss on debt extinguishment and other related charges was $83.0 million for the three and nine months ended April 30, 2014 and 43.5% and 12.9% of net sales. Loss on debt extinguishment was nil for the three and nine months ended April 30, 2013. We recorded certain expenses in accordance with Accounting Standards Codification (“ASC”) Section 470-50-40-2 – Debt – Modifications and Extinguishments including the differential between the repayment amount and carrying value of the senior notes (“Oaktree Senior Notes”) held by Oaktree, a call premium associated with senior notes held by Oaktree, write-offs of unamortized debt issuance and transaction costs related to our five-year $600 million secured credit facility (the “Secured Credit Facility”) and Oaktree Senior Notes and write-offs of unamortized debt issuance costs associated the new refinancing. For additional description of our debt, see Note 10 to the Notes to the Condensed Consolidated Financial Statements.

Interest expense, net. Interest expense, net was $10.6 million and $41.5 million, and 5.5% and 6.4% of net sales, for the three and nine months ended April 30, 2014, respectively, and was $14.5 million and $42.7 million, and 7.9% and 6.4% of net sales, for the three and nine months ended April 30, 2013, respectively. Interest expense, net decreased for the three and nine months ended April 30, 2014 primarily due to our refinanced capital debt structure which yields lower interest rates than our previously held debt obligations which included the election of the payment-in-kind interest on the Oaktree Senior Notes.

Income taxes. Our effective tax rates for the three and nine months ended April 30, 2014, was approximately (0.8%) and (1.8%), respectively. Our effective tax rates for the three and nine months ended April 30, 2013, was approximately 5.1% and (0.3%), respectively. The difference between the effective tax rate and the statutory rate of 35%, in these periods, was primarily due to the valuation allowance which was provided to reduce United States and state deferred tax assets to amounts considered recoverable and the change in domestic deferred taxes resulting from the Company’s long lived intangibles’ amortization.

The tax provision for the three and nine months ended April 30, 2014, was calculated on a jurisdiction basis. We estimated the United Kingdom income tax provision using the effective income tax rate expected to be applicable for the full year. We estimated the United States (U.S.) income tax provision using the discrete method provided in ASC 740, as a reliable estimate of the U.S. annual effective tax rate could not be made, primarily due to the unpredictable trends existing within the Company’s net income (loss) positions due to the loss on debt extinguishment and the above mentioned selling, general and administrative expenses and their impact on results from operations.

Liquidity and Capital Resources

Our liquidity is dependent upon funds generated from operations and external sources of financing.

Cash used in operating activities was $101.9 million during the nine months ended April 30, 2014, compared to $43.9 million cash provided by operating activities for the nine months ended April 30, 2013. The change from cash provided by operating activities to cash used in operating activities was primarily due to decreases in accounts payable, changes in inventories, and repayment of the Oaktree Senior Notes. Cash used in investing activities was $14.4 million during the nine months ended April 30, 2014, compared to cash provided by investing activities of $0.9 million cash provided by investing activities for the nine months ended April 30, 2013. The change in cash used for investing activities primarily related to machinery and equipment additions associated with our standard business operations in the U.S. and U.K. and capitalizable costs associated with our financial system implementation of $5.3 million. In addition, cash provided by financing activities was $117.5 million during the nine months ended April 30, 2014, compared to $40.8 million cash used in financing activities during the nine months ended April 30, 2013. The increase in cash used by financing activities primarily is due to proceeds received from refinanced debt, and proceeds from the Oaktree warrant exercise.

Description of Refinancing

On February 19, 2014, we refinanced our debt capital structure. We entered into the Term Loan Facility in an aggregate principal amount of $415 million, a 4.5 year senior secured asset-based revolving credit facility (the “ABL Facility”) in an aggregate principal amount of $125 million and issued $230 million in 7.000% Senior Notes due March 2019 (the “Notes”). Pursuant to an agreement dated February 9, 2014 (the “Warrant Exercise Agreement”), OCM PF/FF Adamantine Holdings, Ltd. (a subsidiary of Oaktree) exercised its warrant to purchase 4,420,859 shares of our common stock at the $10 exercise price per share for $44.2 million, less a warrant cash exercise and contractual modification inducement fee of $15 million (the “Warrant Exercise Transaction”). The Warrant Exercise Transaction closed on February 19, 2014, concurrent with the refinancing transactions and we derecognized the warrant liability of approximately $84.1 million on that date.

We used the net proceeds of the Term Loan Facility, the Notes and the Warrant Exercise Transaction to (1) prepay approximately $348 million of indebtedness outstanding under, and terminate, the Secured Credit Facility, (2) prepay approximately $276 million of indebtedness outstanding under, and terminate, the Oaktree Senior Notes, (3) pay approximately $32.3 million of prepayment premiums to the holders of the Oaktree Senior Notes, and (4) pay fees related to the preparation, negotiation, execution and delivery of the definitive documentation for the Term Loan Facility, the Notes and the ABL Facility. In accordance with ASC 835-30-45-3 Imputation of Interest - Other Presentation Matters, we recorded $14.3 million of new debt issuance costs associated with the February 2014 debt refinancing as deferred financing charges. Certain debt issuance costs incurred were expensed to Loss on debt extinguishment based on the portion of the refinancing that was considered a debt modification that arose from certain lenders continued participation in our refinanced debt structure. Debt issuance costs largely included arrangement fees paid to underwriters, legal fees, accounting fees, consulting fees, and printing fees. We recorded the current portion of these costs in Prepaid expenses and other current assets and the non-current portion was recorded in Other long-term assets in our Condensed Consolidated Balance Sheets. These amounts will be amortized over the life of the respective new debt agreements.

In accordance with ASC 470-50-40-2 – Debt – Modifications and Extinguishments, we recorded a Loss on debt extinguishment in the Condensed Consolidated Statement of Operations for the three and nine months ended April 30, 2014. Loss on debt extinguishment for the three and nine months ended April 30, 2014 was $83.0 million. Of the $83.0 million, we recorded approximately $70.3 million associated with the Oaktree Senior Notes which included the $28.7 million prepayment premium we paid to the holders of the Oaktree Senior Notes and approximately $41.6 million related to the excess payout of the Oaktree Senior Notes to account for the difference in the carrying value and actual payout which was based on the Oaktree Senior Notes fair value as of the date of refinancing. Of the $32.3 million call premium, $3.6 million related to the portion of the refinancing that was considered a debt modification and was recorded as a contra-debt liability on our Condensed Consolidated Balance Sheets, the remaining call premium of $28.7 million was recorded as a Loss on debt extinguishment. Additionally, we incurred non-cash charges of $10.6 million resulting from the write-off of unamortized Oaktree and Secured Credit Facility transaction costs and fees. We also expensed $2.1 million in new third party debt issuance costs associated with certain lenders continued participation in the debt arrangements both prior to and subsequent to the refinancing transaction.

Debt After Refinancing

In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $8.9 million was outstanding as of April 30, 2014. Principal and interest payments were due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account and made available as expenditures were approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash was classified as non-current on the balance sheet. In December 2012, the remaining balance within the escrow account was released back to the lender and was used to pay down the outstanding loan balance. Also, as part of the paydown, we paid a 4% prepayment penalty, which was recorded in Interest expense, net.

The Guaranteed Loan provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility, as defined below. The financial covenants within the Guaranteed Loan were reset to match those in the Waiver and Third Amendment to its Secured Credit Facility, as described in more detail below.

Additionally, on February 9, 2014, we entered into, and on February 19, 2014, we closed, a warrant exercise agreement with Oaktree (the “Warrant Exercise Agreement”), pursuant to which Oaktree agreed to exercise in full its warrant to purchase an aggregate of 4,420,859 shares of our common stock, by paying in cash the exercise price of approximately $44.2 million less a cash exercise and contractual modification inducement fee of $15.0 million. The warrant was issued to Oaktree in connection with the Securities Purchase Agreement, dated May 22, 2012 (“Securities Purchase Agreement”), under which we issued the Oaktree Senior Notes. The $15.0 million inducement fee is included within Warrant exercise fee on the Condensed Consolidated Statement of Operations.

The Warrant Exercise Agreement provided that so long as Oaktree and/or its affiliates hold at least 10% of our outstanding common stock, Oaktree will have the right to nominate one member of our Board of Directors. In addition, until the later of (a) twelve months after Oaktree no longer has the right to nominate a member of our Board of Directors or (b) twelve months after any director nominated by Oaktree under the Warrant Exercise Agreement or the Securities Purchase Agreement no longer serves as a director, Oaktree and its affiliates agree not to: acquire or beneficially own more than 30% of the outstanding common stock of Diamond; commence or support any tender offer for our common stock; make or participate in any solicitation of proxies to vote or seek to influence any person with respect to voting its Diamond common stock; publicly announce a proposal or offer concerning any extraordinary transaction with us; form, join or participate in a group for the purpose of acquiring, holding, voting or disposing of any our securities; take any actions that could reasonably be expected to require us to make a public announcement regarding the possibility of such an acquisition, tender offer or proxy solicitation; enter into any agreements with a third party regarding any such prohibited actions; or request us to amend or waive such provisions. Upon the closing of the transactions contemplated by the Warrant Exercise Agreement, the Securities Purchase Agreement, and our obligations thereunder, terminated. The common stock issued upon exercise of the warrant will be issued in a private placement pursuant to exemptions from the registration requirements of the Securities Act of 1933 and are covered by a Registration Rights Agreement entered into on May 29, 2012 in connection with the Securities Purchase Agreement.

The Term Loan Facility will mature in 4.5 years and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loan Facility with the balance payable on the maturity date of the Term Loan Facility. The Term Loan Facility will permit us to increase the term loans, or add a separate tranche of term loans, by an amount not to exceed $100 million plus the maximum amount of additional term loans that we could incur without our senior secured leverage ratio exceeding 4.50 to 1.00 on a pro forma basis after giving effect to such increase or addition. Amounts outstanding are expected to bear interest at a rate per annum equal to: (i) the Eurodollar Rate (as defined in the Term Loan Facility and subject to a “floor” of 1.00%) plus the applicable margin or (ii) the Base Rate (as defined in the Term Loan Facility), which is the greatest of (a) Credit Suisse’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the Eurodollar Rate for an interest period of one month plus 1.00%, plus, in each case, the applicable margin to be agreed with the lenders party thereto.

Loans under the ABL facility would be available up to a maximum amount outstanding at any one time equal to the lesser of (a) $125 million and (b) the amount of the Borrowing Base, in each case, less customary reserves. Under the ABL Facility, we have a $20 million sublimit for the issuance of letters of credit, and a Swing Line Facility of up to $12.5 million for same day borrowings. Borrowing Base is defined as (a) 85% of the amount of our eligible accounts receivable; plus (b) the lesser of (i) 70% of the book value of eligible inventory in the US and (ii) 85% times the net orderly liquidation value of our eligible inventory in the US; less (c) in each case, customary reserves.

Under the ABL Facility, we may elect that the loans bear interest at a rate per annum equal to: (i) the Base Rate plus the applicable margin; or (ii) the LIBOR Rate plus the applicable margin. “Base Rate” means the greatest of (a) the Federal Funds Rate plus 0.5%, (b) the LIBOR Rate (which rate shall be calculated based upon an interest period of 1 month and shall be determined on a daily basis), plus 1.00%, and (c) the rate of interest announced, from time to time, by Wells Fargo at its principal office in San Francisco as its “prime rate.” The LIBOR Rate shall be available for interest periods of one week or, one, two, three or six months and, if all lenders agree, twelve months.

The Term Loan Facility and ABL Facility provide for customary affirmative and negative covenants. The Term Loan Facility has customary cross default provisions and the ABL Facility contains cross-acceleration provisions, in each case that may be triggered if we fail to comply with obligations under our other credit facilities or indebtedness. The Term Loan Facility has a first priority perfected lien on substantially all property, plant and equipment, capital stock, intangibles and second priority lien on the ABL Priority Collateral, subject to customary exceptions. The ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1.1:1 if at any time excess availability is less than 10% of maximum availability; and requires us to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if excess availability falls below 12.5% of maximum availability for a period of 5 business days. The ABL Facility is secured by a first-priority lien on accounts receivable, inventory, cash and deposit accounts and a second-priority lien on all real estate, equipment and equity interests of the Company under, and guarantors of, the ABL Facility.

The Notes, which will mature on March 15, 2019, were offered only to (i) qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended (“Securities Act”), and (ii) to certain non-U.S. persons in offshore transactions in reliance on Regulation S of the Securities Act. The initial issuance and sale of the Notes were not registered under the Securities Act, and the Notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and the registration or qualification requirements of other applicable securities laws. The terms of the Notes do not provide for registration rights. Interest on the Notes will be payable on March 15 and September 15 of each year, commencing September 15, 2014. On or after March 15, 2016, we may redeem all or a part of the Notes at a price equal to 103.500% of the principal amount of the Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.750% on and after March 15, 2017 and 100.000% on and after March 15, 2018. Before March 15, 2016, we may redeem some or all of the Notes at a price equal to 100.000% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date and the make-whole premium. Before March 15, 2016, we may redeem up to 35% of the Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 107.000% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption. If we experience a change of control, we must offer to purchase for cash all or any part of each holder’s Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any. The indenture pursuant to which the Notes were issued contains customary covenants that, among other things, limit our ability and our restricted subsidiaries’ ability to incur additional indebtedness, make restricted payments, enter into transactions with affiliates, create liens, pay dividends on or repurchase stock, make specified types of investments, and sell all or substantially all of their assets or merge with other companies. Each of the covenants is subject to a number of important exceptions and qualifications.

For the three and nine months ended months ended April 30, 2014, the blended interest rate for our consolidated borrowings, including obligations under our refinanced debt capital structure and excluding the Oaktree Senior Notes, was 5.43% and 5.94%, respectively. As of April 30, 2014, we were compliant with financial and reporting covenants under the new refinanced debt structure.

Debt Before Refinancing

The following is a description of our debt outstanding before the refinancing described above in “Description of Refinancing” and “Debt After Refinancing.”

In February 2010, we entered into an agreement (the “Secured Credit Agreement”) with a syndicate of lenders for a five-year $600 million secured credit facility (the “Secured Credit Facility”). Our Secured Credit Facility initially consisted of a $200 million revolving credit facility and a $400 million term loan. In March 2011, the syndicate of lenders approved our request for a $35 million increase in the revolving credit facility to $235 million, under the same terms. In August 2011, the syndicate of lenders approved our request for a $50 million increase in the revolving credit facility to $285 million, under the same terms.

The Secured Credit Facility and the Securities Purchase Agreement provided for customary affirmative and negative covenants, and cross default provisions that could be triggered, if we failed to comply with obligations under the other credit facilities or indebtedness. The Secured Credit Facility and the Securities Purchase Agreement included a covenant that restricted the amount of other indebtedness (including capital leases and purchase money obligations for fixed or capital assets), to no more than $25 million. The accounting treatment for the seven-year equipment lease for our Salem, Oregon plant (the “Kettle U.S. Lease”) and the five-year equipment lease for our Norfolk, United Kingdom plant (the “Kettle U.K. Lease”) caused us to be in default of the covenants limiting other indebtedness. These defaults were waived, with respect to the Kettle U.K. Lease on July 27, 2012 (“Fourth Amendment”) and with respect to the Kettle U.S. Lease on August 23, 2012 (“Fifth Amendment”). Additionally, the Secured Credit Facility and the Securities Purchase Agreement were each amended to allow us to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount was reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Securities Purchase Agreement. As a result of the refinancing, as of April 30, 2014, we no longer had outstanding obligations under the Secured Credit Facility.

In March 2012, we reached an agreement with our lenders to forbear from seeking any remedies under the Secured Credit Facility with respect to specified existing and anticipated non-compliance with the credit agreement and to amend the credit agreement (“Second Amendment”). Under the amended credit agreement, we had continued access to our existing revolving credit facility through a forbearance period (initially through June 18, 2012) subject to our compliance with the terms and conditions of the amended credit agreement. During the forbearance period, the interest rate on borrowings increased. The credit agreement required us to suspend dividend payments to stockholders. In addition, we paid a forbearance fee of 25 basis points to our lenders. The forbearance period concluded on May 29, 2012, when we closed agreements to recapitalize our balance sheet with an investment by Oaktree.

In May 2012, we entered into the Waiver and Third Amendment to our Secured Credit Facility (the “Third Amendment”), pursuant to which the revolving credit facility initially was reduced from $285 million to $255 million. The Third Amendment provided for subsequent further reductions in the revolving line of credit in July 2013 and on January 31, 2014. In May 2012, we made a $100 million pre-payment on the term loan facility as part of the Third Amendment. In addition, scheduled principal payments on the term loan facility were $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on February 25, 2015. Substantially all of our tangible and intangible assets were considered collateral security under the Secured Credit Facility. Additionally, the Third Amendment provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief. In the second quarter of fiscal 2013, these covenants reset from the levels set forth in the Third Amendment (initially 4.70 to 1.00 for the Consolidated Senior Leverage Ratio declining each quarter, ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014, and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio). The Third Amendment included a covenant requiring us to have at least $20 million of cash, cash equivalents and revolving credit availability at all times beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments from $10 million to $0.9 million. The Third Amendment also amended the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over the London Interbank Offered Rate (“LIBOR”) and the base rate at which loans under the Secured Credit Agreement bear interest). Under the Third Amendment, initially, Eurodollar rate loans bore interest at 5.50% plus the LIBOR for the applicable loan period, and base rate loans bore interest at 450 basis points plus the highest of (i) the Federal Funds Rate plus 50 basis points, (ii) the Prime Rate, (iii) Eurodollar Rates plus 100 basis points. The LIBOR rate was subject to a LIBOR floor, initially 125 basis points (the “LIBOR Floor”). The applicable rate would decline, if and when we were to achieve reductions in our ratio of senior debt to EBITDA, as defined in the Third Amendment. The Third Amendment also eliminated the requirement that proceeds of future equity issuances be applied to repay outstanding loans and waived certain covenants in connection with our restatement of our consolidated financial statements. As a result of the refinancing noted above, we had no indebtedness outstanding under the Secured Credit Facility as of April 30, 2014.

On May 29, 2012, we received an investment from Oaktree Capital Management, L.P. (“Oaktree”). The Oaktree investment initially consisted of $225 million of newly-issued Oaktree Senior Notes and a warrant to purchase approximately 4.4 million shares of our common stock. The Oaktree Senior Notes would have matured in 2020 and bore interest at 12% per year that would have been paid-in-kind at our option for the first two years. Oaktree’s warrant became exercisable at $10 per share starting on March 1, 2013. On February 19, 2014, Oaktree exercised the warrants.

The Secured Credit Facility provides for customary affirmative and negative covenants and cross default provisions that may be triggered, if we fail to comply with obligations under our other credit facilities or indebtedness. Beginning on April 30, 2014, our senior debt to consolidated EBITDA ratio (“Consolidated Senior Leverage Ratio”), as defined in the Third Amendment, will be limited to no more than 4.70 to 1.00 and our fixed charge coverage ratio to no less than 2.00 to 1.00. The Consolidated Senior Leverage Ratio covenant will decline each quarter, ultimately to 3.25 to 1.00 in the quarter ending July 31, 2014.

Working capital and stockholders’ equity were $96.6 million and $284.0 million at April 30, 2014, compared to ($59.5) million and $170.0 million at July 31, 2013, and $51.3 million and $309.3 million at April 30, 2013. The increase in working capital between April 30, 2013 and April 30, 2014 was primarily due to the extinguishment of the warrant liability in the third quarter of fiscal 2014 and an increase in inventories on hand and trade receivables as of the balance sheet date.

Additional paid-in capital on our Condensed Consolidated Balance Sheets increased from July 31, 2013 by $123.3 million due to the issuance of 4.45 million shares of common stock pursuant to the terms of the approved Securities Settlement and by $128.3 million due to the issuance of 4,420,859 shares of common stock to Oaktree as a result of the exercise of their warrant.

The functional currency of our foreign operations is the applicable local currency, the British pound. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date and for revenue and expense accounts using an average exchange in effect during the applicable period. Due to fluctuations in the British pound, there was a significant impact on translation adjustment associated with the goodwill allocated to Kettle U.K.

We believe our cash and cash equivalents; cash generated from operations, provided from our operations, amounts available under our ABL Facility, will be sufficient to fund our contractual commitments, repay obligations and fund our operational requirements over the next twelve months.

Contractual Obligations and Commitments

Contractual obligations and commitments at April 30, 2014, were as follows (in millions):

	Payments Due by Period
	Total	Remainder FY 2014	FY 2015- FY 2016	FY 2017- FY 2018	Thereafter
Revolving line of credit	0.1	0.1	—	—	—
Long-term obligations	652.8	1.6	13.1	11.8	626.3
Interest on long-term obligations (a)	156.5	8.6	68.1	67.6	12.2
Capital leases	11.5	0.6	5.3	4.2	1.4
Interest on capital leases	1.8	0.2	1.1	0.4	0.1
Operating leases	28.8	1.3	8.3	7.2	12.0
Purchase commitments (b)	68.9	21.0	47.9	—	—
Pension liability	8.3	0.2	1.5	1.6	5.0
Long-term deferred tax liabilities (c)	108.5	—	—	—	108.5
Other long-term liabilities (d)	5.0	0.3	1.8	1.6	1.3

Total	1,042.2	33.9	147.1	94.4	766.8

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of April 30, 2014.
(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements as the price is not fixed within these contracts.
(c)	Primarily relates to the intangible assets of Kettle Foods.
(d)	Excludes $0.4 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($1.2 million at April 30, 2014, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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

Valuation of Long-lived and Intangible Assets and Goodwill. We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with ASC 360, “Property, Plant, and Equipment.” Identifiable intangible assets with finite lives are amortized over their estimated useful lives of 20 years. Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, “Intangibles — Goodwill and Other,” or more often if there are indications of possible impairment. We perform our annual goodwill and intangible assets impairment tests as of June 30 each year.

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

We perform our annual goodwill impairment test required by ASC 350 as of June 30 of each year. During fiscal 2012, we adopted ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. For both fiscal 2013 and fiscal 2012, we elected to perform a quantitative goodwill impairment analysis rather than a qualitative analysis. As a result of our segment reporting changes during fiscal 2013, goodwill impairment is now tested at the reporting units, which are the same as our operating segments. In fiscal 2012, we performed our goodwill impairment test at our single reporting unit. The fair value of each reporting unit is calculated using a blend of the income and the market approach. Goodwill impairment is indicated if the book value of the reporting unit exceeds its fair value, in which case the goodwill is written down to its estimated fair value. Major assumptions applied in an income approach, using a discounted cash flow analysis, include (i) forecasted sales growth rates and (ii) forecasted profitability, both of which are estimated based on consideration of historical performance and management’s estimate of future performance, and (iii) discount rates that are used to calculate the present value of future cash flows, which rates are derived based on our estimated weighted average cost of capital. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The major assumptions in the market approach include the selected multiples applied to certain operating statistics, such as revenues and income, as well as an estimated control premium. Considerable management judgment is necessary to evaluate the impact of operating changes and business initiatives in order to estimate future growth rates and profitability which is used to estimate future cash flows and multiples. For example, a significant change in promotional strategy or a shortfall in contracted walnut supply could have a direct impact on revenue growth and operating costs, which would have a direct impact on the profitability of the reporting units. Future business results could significantly impact the evaluation of our goodwill which could have a material impact on the determination of whether a potential impairment existed, and the size of any such impairment. At April 30, 2014, the carrying value of goodwill and other intangible assets totaled approximately $804.1 million, compared to total assets of approximately $1,223.3 million and total stockholders’ equity of approximately $284.0 million. At April 30, 2013, the carrying value of goodwill and other intangible assets totaled approximately $830.3 million, compared to total assets of approximately $1,240.9 million and total stockholders’ equity of approximately $309.3 million. We performed our annual goodwill impairment analysis as of June 30, 2013 using discount rates ranging from 11% to 11.5%. Goodwill was determined not to be impaired and the fair values of the reporting units were substantially in excess of their carrying values except for the Emerald reporting unit. The Emerald fair value exceeded the carrying value by a margin of less than 10% due to a decrease in forecasted future revenues. This reporting unit represents approximately 5% of our goodwill balance as of July 31, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to our principal officers as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of April 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses Previously Identified

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended July 31, 2013, material weaknesses in our internal control over financial reporting over complex and non-routine transactions and journal entries that still exist as of April 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in our internal controls over financial reporting as of April 30, 2014 were:

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

Remediation Efforts

We have developed certain remediation steps to address these material weaknesses discussed above and to improve our internal control over financial reporting. If not remediated, this control deficiency could result in further material misstatements to our financial statements. The Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below, are essential to maintaining a strong internal control environment. The following remediation steps are among the measures that will be implemented by the Company as soon as practicable:

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In November and December 2011, various putative shareholder class action and derivative complaints were filed in federal and state court against Diamond and certain current and former Diamond directors and officers.

In re Diamond Foods, Inc., Securities Litigation

Beginning on November 7, 2011, the first of a number of putative securities class action suits was filed in the United States District Court for the Northern District of California against Diamond and certain of its former executive officers. These suits alleged that defendants made materially false and misleading statements, or failed to disclose material facts, regarding Diamond’s financial results, operations and prospects, including its accounting for payments to walnut growers and the anticipated closing of Diamond’s proposed merger of the Pringles business from The Procter & Gamble Company. On January 24, 2012, these class actions were consolidated by the court as In re Diamond Foods Inc., Securities Litigation. On July 30, 2012, an amended complaint was filed in the consolidated action naming Diamond, certain of its former executive officers and our former independent auditor as defendants. In August 2013, the parties reached a proposed agreement (“Securities Settlement”), subject to final court approval, to settle the action, which was preliminarily approved in September 2013 and then finally approved in January 2014. Pursuant to the Securities Settlement, Diamond paid a total of $11.0 million in cash and issued 4.45 million shares of common stock to a settlement fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired Diamond stock between October 5, 2010 and February 8, 2012, inclusive. With respect to the 4.45 million shares, Diamond has the ability to privately place, or conduct a public offering of, the shares with the consent of the lead plaintiff and its counsel, prior to distribution of the settlement fund. In that event, the settlement fund would include the proceeds of the offering in lieu of the settlement shares.

In re Diamond Foods Inc., Shareholder Derivative Litigation

Beginning in November 2011, three putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond and naming certain executive officers and the members of our board of directors as individual defendants. In January 2012, the court consolidated these actions as In re Diamond Foods, Inc., Shareholder Derivative Litigation and appointed co-lead counsel. In February 2012 plaintiffs filed their consolidated complaint, naming certain current and former executive officers and members of our board, and our former independent auditor, as additional defendants. The consolidated complaint was based on the same or similar alleged facts as those alleged in the federal securities action and the federal derivative litigation discussed below, and purported to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and against the former independent auditor for professional negligence and breach of contract. An agreement in principle to settle all state and federal derivative claims was reached by Diamond, plaintiffs and the current and former executive officers and members of Diamond’s board in May 2013. The agreement in principal also sought to resolve certain litigation demands by various Diamond shareholders. In June 2013, the court preliminarily approved the settlement, and in August 2013, final approval was granted. As part of the settlement, Diamond’s insurers were required to pay Diamond $5.0 million, of which $3.4 million was reimbursement of fees to be paid by Diamond to plaintiffs’ attorneys. On September 23, 2013, an objector, one of the plaintiffs in the dismissed federal derivative litigation discussed below, filed a notice of appeal that is currently pending before the California Court of Appeal.

In re Diamond Foods, Inc., Derivative Litigation

Beginning on November 28, 2011, two putative shareholder derivative lawsuits were filed in the United States District Court for the Northern District of California, purportedly on behalf of Diamond and naming certain current and former executive officers and members of our board of directors as individual defendants. In February 2012, the court consolidated these actions as In re Diamond Foods, Inc., Derivative Litigation. Plaintiffs filed their consolidated complaint in March 2012, adding our former independent auditor as a defendant. The suit was based on essentially the same allegations as those in the federal securities action and the state derivative litigation, and purported to set forth claims under Section 14 (a) of the Securities Exchange Act of 1934 alleging that defendants made materially false or misleading statements or omissions in proxy statements issued on or about November 26, 2010, and September 26, 2011, and for breach of fiduciary duty, unjust enrichment, contribution and indemnification, gross mismanagement and, against our auditor, for professional negligence, accounting malpractice and aiding and abetting the breach of fiduciary duties of the other individual defendants. In April 2012, Diamond moved to dismiss the action, which the court granted in May 2012. In June 2012, one of the plaintiffs in the consolidated matter filed a Notice of Appeal with the United States Court of Appeals for the Ninth Circuit, seeking to appeal the May 2012 order granting Diamond’s motion to dismiss. On May 19, 2014, the Court of Appeals issued an order affirming the District Court’s dismissal of the action with prejudice.

Labeling Class Action Cases

On January 3, 2014, Deen Klacko first filed a putative class action against Diamond in the Southern District of Florida, alleging that certain ingredients contained in our TIAS tortilla chip product were not natural and seeking damages and injunctive relief. The complaint seeks to certify a class of Florida consumers who purchased TIAS tortilla chips since January 3, 2010. In May 2014, plaintiff filed an amended complaint making similar allegations relating to other Diamond Kettle Brand potato chip products and seeking damages and injunctive relief. The amended complaint seeks to certify a class of nationwide consumers who purchased Kettle Brand potato chips and TIAS tortilla chips over a four-year time period. On January 9, 2014, Dominika Surzyn brought a similar class action against Diamond relating to our TIAS tortilla chips in federal court for the Northern District of California. Surzyn purports to represent a class of California consumers who purchased said Kettle TIAS products since January 9, 2010.

On April 2, 2014, Richard Hall filed a putative class action against Diamond in San Francisco Superior Court, alleging that certain ingredients contained in our Kettle Brand chips and TIAS Tortilla Chips are not natural and seeking damages and injunctive relief. Plaintiff purports to bring this action on his own behalf, as well as on behalf of all consumers in the United States, or alternatively, California, within four years of the filing of the complaint who purchased certain of Diamond’s Kettle Brand Chips or Kettle Brand TIAS tortilla chips.

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

Item 1A. Risk Factors

You should consider carefully each of the risks described below, together with all of the information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended July 31, 2013, before deciding to invest in our common stock. If any of the risks outlined herein occurs, our business, financial condition, or results of operations may suffer.

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

We have determined that material weaknesses exist in our system of internal controls over financial reporting, which could have a material impact on our business.

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

In addition, we have determined that we had a material weakness as of July 31, 2013 relating to our controls over journal entries, which has not been remediated as of April 30, 2014.

Due to these material weaknesses, we concluded that as of July 31, 2013, our internal controls over financial reporting were not effective. Until the complex and non-routine and the journal entries deficiency are fully remediated, it may be more difficult for us to manage our business, our results of operations could be harmed, our ability to report results accurately and on time could be impaired, investors may lose faith in the reliability of our statements, and the price of our securities may be materially impacted. We cannot assure you whether, or when, the remaining control deficiencies that have been identified as material weaknesses will be fully remediated.

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

Putative shareholder derivative lawsuits were filed in the U.S. District Court for the Northern District of California, purportedly on behalf of Diamond and naming some of our current and former executive officers and directors as individual defendants. These lawsuits were subsequently consolidated as In re Diamond Foods, Inc., Derivative Litigation. The complaint alleged that defendants made materially false or misleading statements or omissions in proxy statements in 2010 and 2011 and alleged breach of fiduciary duty, unjust enrichment, contribution and indemnification, and gross mismanagement. The suit sought to recover unspecified damages allegedly sustained by Diamond, which was named as a nominal defendant, corporate reforms, restitution, equitable and/or injunctive relief, to recover plaintiff’s attorney’s fees and other relief. The suit was dismissed with prejudice based on lack of subject matter jurisdiction related to deficiencies in plaintiff’s claims. The plaintiffs appealed, and in May 2014, the Ninth Circuit Court of

Appeals confirmed the lower court’s dismissal. If the plaintiff continues to appeal, management’s attention may be diverted to this matter, and the legal and other costs associated with the defense of this action would, and the ultimate outcome of this action could, have a material adverse effect on our business, financial condition and results of operations.

As a result of the defense of and settlements entered into in the derivative and securities class action suits, we have exhausted our director and officer insurance coverage under potentially applicable insurance policies for the matters indicated above. An unfavorable outcome in any of these matters, including the pending appeal, could result in the Company being required to continue litigating, the expense of which would likely exceed any director and officer insurance coverage that might remain if the pending settlements are not finalized. Further, if we were required to continue litigating these matters, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.

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

We process and package our products in several domestic and international facilities and also have co-manufacturing agreements and co-pack arrangements with third parties. A temporary or extended interruption in operations at any of our facilities, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages, raw material shortage or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to lose sales and write off inventory. Any prolonged disruption in the operations of our facilities would have a significant negative impact on our ability to manufacture and package our products on our own and may cause us to seek additional third-party arrangements, thereby increasing production costs. These third parties may not be as efficient as we are and may not have the capabilities to process and package some of our products, which could adversely affect sales or operating income. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products. See Note 8 to the Condensed Consolidated Financial Statements for further discussion on our consolidation of our manufacturing operations and closure of our facility in Fishers, Indiana.

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

In addition, some of our products contain sodium, preservatives and other ingredients, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of these ingredients can lead to a variety of adverse health effects. In the United States and other countries, there is increasing consumer awareness of health risks, including obesity, associated with consumption of these ingredients, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. A continuing global focus on health and wellness, including weight management, and increasing media attention to the role of food marketing, could adversely affect our sales or lead to stricter regulations and greater scrutiny of food marketing practices. Additionally, we believe consumers are looking increasingly for all natural products. From time to time we have been subject to lawsuits challenging our product labeling practices, including with respect to natural claims, and may be sued for such practices in the future. Moreover, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence or customer relations, and reduce demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. For example, U.S. Food and Drug Administration is currently evaluating the use of partially hydrogenated oils in food, which certain of our products contain.

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

A significant portion of our assets are goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a non-cash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. To the extent our market capitalization (increased by a reasonable control premium) results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill and other intangible assets has occurred and to calculate an impairment loss. Based on our intangible asset impairment test as of June 30, 2013, we determined that the Kettle U.S. trade name within the Snacks segment was impaired. We recorded a $36 million impairment charge within the asset impairments line on the consolidated statement of operations. For further information on this impairment charge, see Note 6 to the Notes to our fiscal 2013 Consolidated Financial Statements. If there are future changes in our stock price, or significant changes in the business climate or operating results of our reporting units, we may incur additional impairment charges related to this trade name or our other intangible assets and goodwill. At April 30, 2014, the carrying value of goodwill and other intangible assets totaled approximately $804.1 million, compared to total assets of approximately $1,223.3 million and total stockholders’ equity of approximately $284.0 million. At April 30, 2013 the carrying value of goodwill and other intangible assets totaled approximately $830.3 million, compared to total assets of approximately $1,240.9 million and total stockholders’ equity of approximately $309.3 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2014, Diamond issued 4.45 million shares of its common stock to a settlement fund as required under the terms of a settlement agreement in the action In re Diamond Foods Inc., Securities Litigation, which agreement was approved by the United States District Court for the Northern District of California. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, pursuant to Section 3(a)(10) of that act.

The following are details of repurchases of common stock during the three months ended April 30, 2014:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
Repurchases from February 1 - February 28, 2014	—	$—	—	$—
Repurchases from March 1 - March 31, 2014	1,457	$34.23	—	$—
Repurchases from April 1 - April 30, 2014	1,174	$31.74	—	$—

Total	2,631	$33.12	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 2, 2014, our Board of Directors approved and adopted a form of indemnity agreement to be entered into with our directors and executive officers, and which is intended to replace the existing form of indemnity agreement. The indemnity agreement requires us, among other things, to indemnify the director or executive officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, incurred by the individual in connection with any action, suit or proceeding by reason of the fact that the individual was a director or executive officer of Diamond, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us.

Item 6. Exhibits

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with this 10-Q	Incorporated by reference
Number	Exhibit Title		Form	File No.	Date Filed

10.1	Purchase Agreement, dated February 13, 2014, among Diamond Foods, Inc., Kettle Foods, Inc. and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers named therein.		8-K	000-51439	February 19, 2014

10.2	Indenture, dated February 19, 2014, among Diamond Foods, Inc., Kettle Foods, Inc. and U.S. Bank National Association, as trustee.		8-K	000-51439	February 19, 2014

10.3	Credit Agreement, dated as of February 19, 2014, among Diamond Foods, Inc., the lenders and agents party thereto and Wells Fargo Bank, National Association		8-K	000-51439	February 19, 2014

10.4	Credit Agreement, dated as of February 19, 2014, among Diamond Foods, Inc., the lenders and agents party thereto and Credit Suisse AG, Cayman Islands Branch		8-K	000-51439	February 19, 2014

10.5	Warrant Exercise Agreement entered into by the Company		10-Q	000-51439	March 11, 2014

10.6	Form of Indemnity Agreement	X

31.01	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.

Date: June 9, 2014	By:	/s/ Raymond P. Silcock
Raymond P. Silcock
Executive Vice President and Chief Financial Officer