Form 10-K
period 2014-07-31
Diamond Foods Inc
filed 2014-10-03
CIK 1320947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of January 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $556,721,276 based on the closing sale price as reported on the NASDAQ Stock Market. As of September 22, 2014, there were 31,378,258 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2014 Annual Report on Form 10-K includes forward-looking statements, including statements about our future operating performance and results, business strategy, commodity prices, liquidity position and sufficiency, brand portfolio and performance, availability of raw materials, our position in the walnut industry, the effectiveness of internal controls and remediating material weaknesses. These forward-looking statements are based on our assumptions, expectations and projections about future events only as of the date of this report. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the U.S. Securities and Exchange Commission (the “SEC”). We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this report and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. Actual results may differ materially from what we currently expect because of many risks and uncertainties, such as: availability and cost of walnuts and other raw materials; ongoing litigation between the SEC and Diamond’s former CFO; inability to enact price increases for our products if commodity prices rise; unexpected delays or increased costs in implementing our business strategies; changes in consumer preferences for snack and nut products; risks relating to our leverage, including the cost of our debt and its effect on our ability to respond to changes in our business, markets and industry; the dilutive impact of equity issuances; risks relating to litigation and regulatory factors including changes in food safety, advertising and labeling laws and regulations; uncertainties relating to our relations with growers; increasing competition and possible loss of key customers; and general economic and capital markets conditions.

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

•

Snacks. We sell snack products under Kettle Brand® and Pop Secret® brands. Microwave popcorn products are offered in a variety of traditional flavors, as well as a “better-for-you” product offering featuring 100-calorie packs. In March 2010, we complemented our snack portfolio with the acquisition of Kettle Foods, a leading premium potato chip company. Kettle Foods products are offered in a variety of flavors and sizes. We recently introduced ready-to-eat popcorn products in a variety of flavors under the Kettle Brand® and Pop Secret® brands. Our snack products are typically available in grocery store snack, natural and produce aisles, mass merchandisers, club stores, convenience stores, drug stores, natural food stores and other places where snacks are sold.

•

Nuts. We sell nut products under the Emerald® brand and Diamond of California® brand in grocery store baking aisles and produce aisles and through mass merchandisers and club stores. Culinary nuts are marketed to individuals who prepare meals or baked goods at home and who value fresh, high-quality products. We also sell in-shell nuts under the Diamond of California® brand, primarily during the winter holiday season. Our non-retail nut business includes international markets and North American ingredient customers. We market ingredient nuts internationally under the Diamond of California® brand to food processors, restaurants, bakeries and food service companies and their suppliers. Diamond’s institutional and industrial customers use our standard or customer-specified products to add flavor and texture in their product offerings. We also sell in-shell nuts to international markets. Emerald products include roasted, glazed and flavored nuts, trail mixes and similar offerings in a wide assortment of packaging formats that are sold where snack nuts and convenient breakfast items are sold.

We evaluate the performance of our segments based on net sales and gross profit for each of the segments. Our chief operating decision maker (“CODM”) does not receive or utilize asset information to evaluate performance of operating segments, so asset-related information has not been presented. Gross profit is calculated as net sales less cost of sales. Our fiscal 2014, 2013 and 2012 net sales and gross profit were as follows (in millions):

	Year ended July 31,
	2014	2013	2012
Net sales
Snacks	$473,736	$437,955	$425,175
Nuts	391,471	426,057	556,243

Total	$865,207	$864,012	$981,418

Gross profit
Snacks	$168,568	$152,133	$128,122
Nuts	39,678	53,390	51,599

Total	$208,246	$205,523	$179,721

We sell our products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels. Sales to Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), accounted for approximately 16%, 16%, and 18% of our net sales for fiscal 2014, 2013 and 2012, respectively. Sales to Costco Wholesale Corporation accounted for 9%, 9%, and 12% of our net sales for fiscal 2014, 2013 and 2012, respectively. No other single customer accounted for more than 10% of our net sales for fiscal 2014, 2013 or 2012.

Marketing

We believe that our marketing efforts are fundamental to the success of our business. Advertising expenses were $43.3 million in fiscal 2014, $41.5 million in fiscal 2013 and $37.9 million in fiscal 2012. The objective of our marketing efforts is to build brand equity and awareness and grow household penetration for our brands.

Our consumer-targeted advertising campaigns may include, print and digital advertisements, field marketing events, social media including Facebook, Twitter, and YouTube, coupons, co-marketing arrangements with complementary consumer product companies and cooperative advertising with select retail customers. We design and provide point-of-purchase displays for use by our retail customers. These displays help to merchandize our products and make our products available for sale in multiple locations in a store, which increases purchase opportunities. Our public relations and event sponsorship efforts are an important component of our overall marketing and brand awareness strategy. We sample our products at events attended by our consumers including music and sporting events. Promotional activities associated with our ingredient/food service products include attending regional and national trade shows, and customer-specific marketing efforts.

Sales and Distribution

In North America, we sell our consumer products through our sales force directly to large national grocery, mass merchandiser, club, convenience stores and drug store chains. Our sales department also oversees our broker and distributor network. Our distributor network carries Kettle Brand® potato chips and ready-to-eat popcorn, and Emerald® snack nuts to grocery, convenience and natural food stores in various parts of the United States and Canada. In the United Kingdom, we sell our potato chip products through our sales personnel directly to national grocery, co-op and impulse store chains.

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

Product Research and Development and Production

We are committed to developing innovative, high quality and safe products that exceed consumer expectations. A team of professional product developers, including innovation marketers, product developers and trained chefs work to develop products. In addition to developing new products, the research and development staff reformulates existing products from time to time based on advances in ingredients, packaging and technology, and conducts value engineering to maintain competitive price points. Once new products have been identified, an internal, cross-functional commercialization team manages the process through large-scale production and is responsible for consistently delivering high-quality products to market. We process and package most of our nut products at the Stockton, California facility; our popcorn products are primarily processed and packaged at the Van Buren, Indiana facility under a third-party co-pack arrangement; and our potato chips are processed and packaged at the Salem, Oregon, Beloit, Wisconsin and Norwich, England facilities. Periodically, we may use third parties to process and package a portion of our products when warranted by demand and specific technical requirements. Research and development related costs recorded in Selling, general and administrative expenses were approximately $4.0 million in fiscal 2014.

Competition

We operate in a highly competitive environment. Our products compete against food products sold by many regional and national companies, some of which are larger and have substantially greater resources than we do. We believe that additional competitors will enter all of the markets in which we operate. We also compete for the shelf space of retail grocers, convenience stores, drug stores, mass merchandisers, natural food and club stores. As these retailers consolidate, the number of customers and potential customers declines and their purchasing power increases. As a result, there is greater pressure to manage distribution capabilities in ways that increase efficiency for these large retailers, especially on a national scale. In general, competition in our markets is based on product value, price, brand recognition and loyalty. The combination of the strength of our brands, our product quality and differentiation, as well as our broad channel distribution, helps us to compete effectively in each of these categories. Our principal competitors are regional and national walnut handlers and nut manufacturers, national popcorn manufacturers, regional and national potato chip manufacturers, and regional, national and international food suppliers.

Raw Materials and Supplies

We obtain our raw materials from domestic and international sources. We currently obtain a majority of our walnuts from growers located in California who have entered into supply contracts with us. We also purchase walnuts from time to time from other growers and walnut processors on the open market. We purchase other nuts from domestic and international processors on the open market. For example, during fiscal 2014, all of the walnuts, peanuts and almonds we obtained were grown in the United States, most of our supply of hazelnuts came from the United States, and our supply of pecans was sourced from the United States and Mexico. With respect to nut types sourced primarily from abroad, we import Brazil nuts from the Amazon Basin, cashew nuts from India, Africa, Brazil and Southeast Asia, macadamia nuts from Australia and South Africa, and pine nuts from China and Turkey. The popcorn we source comes from our primary third party co-packer in the United States, with additional sourcing capabilities, if needed, from Argentina. We obtain potatoes from the United States and the United Kingdom, with additional sourcing capabilities, if needed, from Europe.

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

Trademarks and Patents

We market and sell our products primarily under the Diamond®, Emerald®, Pop Secret® and Kettle Brand® brands, each of which are protected with trademark registration with the U.S. Patent and Trademark Office, as well as in various other jurisdictions. Our agreement with Blue Diamond Growers limits our use of the Diamond ®brand in connection with our marketing of snack nut products, but preserves our exclusive use of our Diamond brand for all culinary and in-shell nut products. We own two nut-related patents and have two nut-related patents pending, a number of U.S. patents acquired from General Mills related to popcorn pouches, flavoring and microwave technologies and patents acquired through the acquisition of Kettle Foods related to the manufacturing of potato chips and tortillas chips. While these patents, which have various durations, are an important element of our success, our business as a whole is not materially dependent on them. We expect to continue to renew trademarks that are important to our business.

Seasonality

Our business is seasonal. We source walnuts directly from growers, and make supplemental walnut purchases from a number of handlers. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the year in accordance with our walnut purchase agreements with the growers. We typically receive in-shell pecans during the period from October to March. Shelled pecans are received throughout the fiscal year and we pay for them over those periods on receipt. As a result of this seasonality, our personnel along with walnut and pecan inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California facility associated with the annual walnut harvest and seasonal in-shell and culinary product demand. Generally, we receive and pay for approximately 50% of the corn for popcorn in November, and approximately 50% in April. We contract for potatoes and oil annually and at other times throughout the year and receive and pay for them throughout the year.

Employees

As of July 31, 2014, we had 1,731 full-time employees consisting of 1,299 production and distribution employees, 340 administrative and corporate employees and 92 sales and marketing employees in the United States and United Kingdom. Our labor requirements typically peak during the last quarter of the calendar year, when we generally use temporary labor to supplement our full-time work force. Our production and distribution employees in the Stockton, California plant are members of the International Brotherhood of Teamsters, with whom we have a collective bargaining agreement that expires in March 2015. We consider relations with our employees to be good.

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

This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed or implied in such forward-looking statements due to such risks and uncertainties. Factors that may cause such a difference include, but are not limited to, those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report.

Risks Related to Our Business

Raw materials that are key ingredients to our products are subject to fluctuations in availability and price that could adversely impact our business and financial results.

The availability, size, quality and cost of raw materials for the production and packaging of our products, including nuts, potatoes, corn and corn products, cooking and vegetable oils, corrugate, resins and other commodities, are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, governmental agricultural and energy programs, exchange rates for foreign currencies and consumer demand. In particular, the availability and cost of walnuts and other nuts are subject to supply contract renewals, crop size, quality, yield fluctuations, and changes in governmental regulation as well as other factors. Additionally, we rely on raw materials that come from regions that suffer from severe water scarcity or yearly fluctuations, such as California, and such conditions may affect the availability of raw materials not only in a particular season but also over time.

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

Continuing litigation between the SEC and our former CFO may require significant management time and attention, resulting in significant legal expenses, and could cause our business, financial condition, results of operations and cash flows to suffer. The unfavorable resolution of one or more matters could adversely impact Diamond.

On December 14, 2011, we received a formal order of investigation from the Division of Enforcement of the United States Securities and Exchange Commission (the “SEC”) regarding matters associated with the accounting for payments to walnut growers that resulted in the restatement of fiscal 2010 and 2011 financial results. On January 9, 2014, the SEC authorized a settlement, pursuant to which, and without admitting or denying the allegations in the SEC’s complaint, we agreed to pay $5 million to resolve the matter. The U.S. District Court for the Northern District of California approved the settlement on January 10, 2014 and entered judgment on January 21, 2014. The SEC also entered into a settlement with our former CEO, but remains in litigation with our former CFO. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees, including our former CFO, in connection with the ongoing SEC litigation and any future government inquiries, investigations or actions. These matters have required us to expend significant management time, incur legal and other expenses and will require us to continue to do so. We have exhausted available coverage under applicable insurance policies, and therefore we would need to pay for future expenses related to these matters ourselves, including in connection with the pending litigation between the SEC and our former CFO. Additionally, an adverse judgment against our former CFO could result in claims by our insurance carriers to recover sums previously paid in defense of various related lawsuits and investigative matters. Such claims, if asserted and successful, may have a material effect on our financial condition, business, results of operations and cash flow.

If we are unable to compete effectively in the markets in which we operate, our sales and profitability would be negatively affected.

In general our markets are highly competitive and are based on product quality, price, brand recognition and loyalty. As a result, there are ongoing competitive product and pricing pressures in the markets in which we operate, as well as challenges in establishing and maintaining profit margins. Our products compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources than we have. The greater scale and resources that may be available to our competitors could provide them with the ability to lower prices or increase their promotional or marketing spending to compete more effectively. To address these challenges, we must be able to successfully respond to competitive factors, including pricing, promotional incentives and trade terms. We may need to reduce our prices or increase promotional incentives in response to competition or to grow or maintain our market share. If we decide to reduce or eliminate promotional incentives to improve our profitability, we may not be able to compete effectively and we may lose distribution and market share, which could also lead to a decline in revenue.

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

The sale of food products for human consumption involves risk of injury to consumers. We face risks associated with product recalls and liability claims if our products become adulterated, mislabeled or misbranded, or cause injury, illness, or death. Our products may be subject to product tampering and to contamination and spoilage risks, such as mold, bacteria, insects and other pests, shell fragments, cross-contamination and off-flavor contamination. If any of our products were to be tampered with, or otherwise tainted and we were unable to detect it prior to shipment, our products could be subject to a recall. Recalls might also be required due to usage of raw materials provided by third-party ingredient suppliers. Such suppliers are required to supply material free of contamination, but may, on occasion, identify issues after selling material to Diamond manufacturing locations. Our ability to sell products could be reduced if governmental agencies conclude that our products have been tampered with, or that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. A significant product recall could cause our products to be unavailable for a period of time and reduce our sales. Adverse publicity could result in a loss of consumer confidence in our products, damage to our reputation and also reduce our sales for an extended period. Product recalls and product liability claims could increase our expenses and have an adverse effect on demand for our products and, consequently, reduce our sales, net income and liquidity.

Material weaknesses can exist in our system of internal control over financial reporting, which could have a material impact on our business.

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

Furthermore, we are required to maintain internal control over financial reporting adequate to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. In connection with the restatement of our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013, we determined that we had a material weakness as of July 31, 2013, namely that our controls over the evaluation and review of complex and non-routine transactions were not effective. In addition, we had determined that we had a material weakness as of July 31, 2013 relating to our controls over journal entries. As of July 31, 2014, the material weakness related to our controls over journal entries has been remediated. The material weakness related to the evaluation and review of complex and non-routine transactions, however, has not been remediated.

Because the material weakness over the evaluation and review of complex and non-routine transactions has not been remediated, we have concluded that as of July 31, 2014, our internal controls over financial reporting were not effective. Until the evaluation and review of complex and non-routine transactions material weakness is fully remediated, it may be difficult for us to manage our business, our results of operations could be harmed, our ability to report results accurately and on time could be impaired, investors may lose faith in the reliability of our statements, and the price of our securities may be materially impacted. We cannot assure you whether, or when, the remaining control deficiency that has been identified as a material weakness will be fully remediated.

We do not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. A material weakness means a deficiency, or combination of deficiencies, in internal control over financial reporting exists such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our consolidated financial statements. Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting, cause us to incur unforeseen costs, negatively impact our results of operations, or cause the market price of our common stock and/or the notes to decline.

Diamond and some of our current and former officers and directors remain parties to lawsuits arising out of or related to Diamond’s restatement of its fiscal 2010 and fiscal 2011 consolidated financial statements, primarily resulting from our accounting for payments to walnut growers related to fiscal 2010 and fiscal 2011, and could result in additional legal expenses and damages, and cause our business, financial condition, results of operations and cash flows to suffer.

In fiscal 2012, putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond and naming certain executive officers and the members of our board of directors as individual defendants. These lawsuits, which related principally to our accounting for certain payments to walnut growers in fiscal 2010 and 2011, were subsequently consolidated as In re Diamond Foods, Inc. Shareholder Derivative Litigation which purports to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement. Following mediation efforts, the parties agreed to terms of a proposed settlement and the court entered an order granting final approval of the settlement on August 19, 2013. On September 23, 2013, a Notice of Appeal from the order granting final approval was filed by a single stockholder. No date for this hearing on this appeal has been scheduled. In addition, the SEC currently is in litigation with Diamond’s former CFO with respect to claims arising from the same circumstances. Former executive officers and members of our board of directors as individual defendants have been the subject of government investigations and lawsuits. Under Delaware law, our bylaws and certain indemnification agreements, we may have an obligation to indemnify former officers and directors in relation to these matters. Insurance funds from our director and officer liability policies were used in connection with the settlements of the shareholder derivative litigation and securities class action litigation and as a result, we will be required to fund indemnity obligations from claims resulting from any claims remaining in this matter. For example, if the litigation between our former CFO and the SEC continues or appeals proceed in the shareholder derivative action, or our indemnity obligations could result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flow to suffer.

Government regulations could increase our costs of production and our business could be adversely affected.

As a food company, we are subject to extensive government regulation, including regulation of the manufacturing, importation, processing, product quality, packaging, storage, distribution and labeling of our products. Furthermore, there may be changes in the legal and regulatory environment, and governmental entities or agencies in jurisdictions where we operate may impose new manufacturing, importation, processing, packaging, storage, distribution, labeling or other restrictions, which could increase our costs and affect our profitability. For example, various regulatory authorities and others have paid increasing attention to the effect on humans due to the consumption of acrylamide—a naturally-occurring chemical compound that is formed in the process of cooking many foods, including potato chips, and a potential carcinogen—and have imposed additional regulatory requirements. In the State of California, we are required to warn about the presence of acrylamide and other potential carcinogens in our products. In addition, the U.S. Food and Drug Administration is currently evaluating banning the use of partially hydrogenated oils in food, which some of our products contain. If consumer concerns about acrylamide or partially hydrogenated oils increase or these substances are regulated further or not allowed in food products, demand for affected products could decline and our revenues and business could be harmed. Our manufacturing operations are subject to various national, regional or state and local laws and regulations that require us to obtain licenses relating to customs, health and safety, building and land use and environmental protection. We are also subject to environmental regulations governing the discharge into the air, and the generation, handling, storage, transportation, treatment and disposal of waste materials. New or amended statutes and regulations, increased production at our existing facilities and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits, and could require us to change our methods of operations, which could be costly. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, all of which could have an adverse effect on our business.

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

In addition, some of our products contain sodium, preservatives and other ingredients, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of these ingredients can lead to a variety of adverse health effects. In the United States and other countries, there is increasing consumer awareness of health risks, including obesity, associated with consumption of these ingredients, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. A continuing global focus on health and wellness, including weight management, and increasing media attention to the role of food marketing, could adversely affect our sales or lead to stricter regulations and greater scrutiny of food marketing practices. For example, the U.S. Food and Drug Administration is currently evaluating banning the use of partially hydrogenated oils in food, which certain of our products contain. Additionally, we believe consumers are looking increasingly for all natural products. From time to time we have been subject to lawsuits challenging our product labeling practices, including with respect to natural claims, and may be sued for such practices in the future. Moreover, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence or customer relations, and reduce demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

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

We depend on a few significant customers for a large proportion of our net sales. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 16%, 16% and 18% of our total net sales in fiscal 2014, 2013, and 2012 respectively. Sales to our second largest customer, Costco Wholesale Corporation, represented approximately 9%, 9%, and 12% of our total net sales in fiscal 2014, 2013, and 2012, respectively. The success of our business is dependent on our ability to successfully manage relationships with these customers, or any other significant customer. Further, there is a continuing trend towards retail trade consolidation, which can create significant cost and margin pressure on our business. The loss of any major customers, or any other significant customer, or a material decrease in their purchases from us, could result in decreased sales and adversely impact our net income.

The consolidation of retail customers could adversely affect us.

Retail customers, such as supermarkets, warehouse clubs and food distributors, continue to consolidate, resulting in fewer customers on which we can rely for business. Consolidation also produces larger, more sophisticated retail customers that can resist price increases and demand lower pricing, increased promotional programs or specifically tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. Further retail consolidation and increasing retail power could materially and adversely affect our product sales, financial condition and results of operations.

If we need to compete with other manufacturers or with retailer brands on the basis of price, our business and results of operations could be negatively impacted.

Our branded products face competition from private label products that at times may be sold at lower price points. The impact of price gaps between our products and private label products may result in share erosion and harm our business. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products that are more attractive to customers or consumers than ours. These competitors may also prove to be more successful in marketing and selling their products than we are; and may be better able to increase prices to reflect cost pressures. We may not compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing, commodity costs, or promotional activities of our competitors or whether they will have a negative effect on us. Many of our competitors engage in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share, decline in sales, or result in significant price or margin erosion, which would have a material effect on our business, financial condition and results of operations.

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

Our efforts to protect our intellectual property may not be adequate. Third parties may misappropriate or infringe on our intellectual property or develop more efficient and advanced technologies. Our patents expire over time and third parties may use such previously patented technology to compete against us, and our third-party manufacturers and partners may also disclose our trade secrets. From time to time, we engage in litigation to protect our intellectual property, which could result in substantial costs as well as diversion of management attention. The occurrence of any of these risks could adversely affect our business and results of operations.

We depend on our key personnel and if we lose the services of any of these individuals, or fail to attract and retain additional key personnel, we may not be able to implement our business strategy or operate our business effectively.

Our future success largely depends on the contributions of our senior management team. We believe that these individuals’ expertise and knowledge about our industry, their respective fields and their relationships with other individuals in our industry are critical factors to our continued growth and success. We do not carry key person insurance. The loss of the services of any member of our senior management team and the failure to hire and retain qualified management and other key personnel could have an adverse effect on our business and prospects. Our success also depends upon our ability to attract and retain additional qualified sales, marketing and other personnel.

Economic downturns may adversely affect our business, financial condition and results of operations.

Unfavorable economic conditions may negatively affect our business and financial results. Poor economic conditions could negatively impact consumer demand for our products, the mix of our products’ sales, our ability to collect accounts receivable on a timely basis, the ability of suppliers to provide the materials required in our operations, and our ability to obtain financing or to otherwise access the capital markets. The occurrence of any of these risks could adversely affect our business, financial condition and results of operations.

The acquisition or divestiture of product lines or businesses could pose risks to our business and the market price of our common stock.

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

The success of our business depends substantially upon our ability to maintain satisfactory relations with our employees. Our production workforce in one of our facilities is covered by a collective bargaining agreement which expires in March 2015. Strikes or work stoppages and interruptions could occur if we are unable to renew this agreement on satisfactory terms. If a work stoppage or slow down were to occur, it could adversely affect our business and disrupt our operations. The terms and conditions of existing or renegotiated agreements also could increase our costs or otherwise affect our ability to fully implement future operational changes to our business.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

We conduct a substantial amount of business with vendors and customers located outside the United States. During fiscal 2014, fiscal 2013, and fiscal 2012, sales outside the United States, primarily in the United Kingdom, Canada, South Korea, Japan, Germany, Netherlands, Turkey, China and Spain accounted for approximately 25%, 24% and 23% of our net sales, respectively. Many factors relating to our international operations and to particular countries in which we operate could have a material negative impact on our business, financial condition and results of operations. These factors include:

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

A material impairment in the carrying value of acquired goodwill, other intangible assets or tangible assets could negatively affect our consolidated operating results and net worth.

A significant portion of our assets are goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a non-cash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. To the extent our market capitalization (increased by a reasonable control premium) results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill and other intangible assets has occurred and to calculate an impairment loss. If there are future changes in our stock price, or significant changes in the business climate or operating results of our reporting units, we may incur additional impairment charges related to the Kettle U.S. trade name or our other intangible assets and goodwill which would negatively impact our consolidated operating results and further reduce our stock price. At July 31, 2014, the carrying value of goodwill and other intangible assets totaled approximately $803.1 million, compared to total assets of approximately $1,192.8 million and total shareholders’ equity of approximately $283.8 million. At July 31, 2013, the carrying value of goodwill and other intangible assets totaled approximately $789.2 million, compared to total assets of approximately $1,172.3 million and total shareholders’ equity of approximately $170.0 million.

Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results.

As part of our operations, we rely on our computer systems to manage inventory, process transactions, communicate with our suppliers and other third parties, and on continued and unimpeded access to secure network connections to use our computer systems. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all of our systems and processes are free from vulnerability to security breaches (through cyberattacks, which are evolving and becoming increasingly sophisticated, physical breach or other means) or inadvertent data disclosure by third parties or by us. A significant data security breach, including misappropriation of customer, distributor or employee confidential information, could cause us to incur significant costs, which may include potential cost of investigations, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation, remediation and litigation, substantial repair or replacement costs. We could also experience data losses that would impair our ability to manage inventories or process transactions and the negative impact on our reputation and loss of confidence of our customers, distributors, suppliers and others, any of which could have a material adverse impact on our business, financial condition and operating results.

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

The indenture governing our debt arrangements contain various covenants that may limit our ability or the ability of our domestic subsidiaries to engage in specified types of transactions that may be in our long-term best interests. These covenants limit our ability, among other things to:

•	borrow money or guarantee debt;

•	create liens;

•	pay dividends on or redeem or repurchase stock;

•	make specified types of investments and acquisitions;

•	enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us;

•	enter into transactions with our affiliates; and

•	sell assets or merge with other companies.

These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise. A breach of any of these covenants or other provisions in our debt agreements could result in an event of default that, if not cured or waived, could result in such debt becoming immediately due and payable. This, in turn, could cause our other debt to become due and payable as a result of cross-default or cross-acceleration provisions contained in the agreements governing such other debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt.

Risks Related to Our Common Stock

The market price of our common stock is volatile and may result in investors selling shares of our common stock at a loss.

The trading price of our common stock is volatile and subject to fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our operating performance and the performance of other similar companies;

•	changes in our revenues, earnings, prospects or recommendations of securities analysts who follow our stock or our industry;

•	publication of research reports about us or our industry by any securities analysts who follow our stock or our industry;

•	speculation in the press or investment community;

•	terrorist acts;

•	general market conditions, including economic factors unrelated to our performance; and

•	the results and outcome of ongoing litigation matters

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation against us could result in substantial costs and divert our management’s attention and resources from our core business.

We issued a substantial number of shares in connection with our securities litigation settlement and pursuant to the exercise of an outstanding warrant issued to Oaktree, and the trading of these shares in the open market could cause the market price of our common stock to decline.

In connection with an agreement that we entered into to settle a private securities class action against us and two of our former officers, we agreed to pay a total of $11.0 million in cash and issue approximately 4.45 million shares of our common stock to a settlement fund. On February 21, 2014, we issued the 4.45 million shares to a settlement fund. The timing of the distribution of the shares to class members has not yet been determined, and we have the ability to privately place, or conduct a public offering of, the shares or substitute shares with the consent of the lead plaintiff and its counsel prior to distribution of the shares in the settlement fund. In that event, the settlement fund would include the proceeds of the offering in lieu of the settlement shares. Any such distribution of shares, when and if it occurs, may cause the trading price of our common stock to decline. In addition, on February 19, 2014 Oaktree exercised a warrant to purchase 4,420,859 million shares of our common stock. As a result of the warrant exercise, the volatility in the trading price of our common stock may increase if and when Oaktree decides to sell shares.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our strategy.

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

We own our facility located on 70 acres in Stockton, California. This facility consists of approximately 635,000 square feet of office and production space and 120,000 square feet of refrigerated storage space. We own three production facilities associated with our potato chip products consisting of approximately 70,000 square feet of office and production space in Salem, Oregon, approximately 123,000 square feet of office and production space in Norwich, England, and 140,000 square feet of office and production space in Beloit, Wisconsin. We lease office space in San Francisco, California. We also own a production facility in Van Buren, Indiana, in which a co-packer manufactures some of our popcorn products, which is approximately 40,000 square feet and is located on the co-packer’s manufacturing campus. We lease a production facility in Fishers, Indiana which is currently not used by us for manufacturing. The Fishers facility consists of approximately 117,000 square feet of office and production space and 60,000 square feet of warehouse/storage space. The leases on the Fishers facility are non-cancellable operating leases which expire in 2015 and 2019. In the second quarter of fiscal 2014, the Company entered into an agreement to sublease a portion of the Fishers facility. Refer to Note 9 to the Notes to the Consolidated Financial Statements for further discussion on our consolidation of our manufacturing operations and closure of our facility in Fishers, Indiana. Finally, we lease warehousing facilities in California, Georgia, Illinois, Indiana, New Jersey, Oregon, Wisconsin, and the United Kingdom.

We believe that our facilities are generally well maintained and are in good operating condition, and will be adequate for our needs for the foreseeable future.

Item 3.	Legal Proceeding

In re Diamond Foods Inc., Shareholder Derivative Litigation

In fiscal 2012, putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond and naming certain executive officers and the members of our board of directors as individual defendants. These lawsuits, which related principally to our accounting for certain payments to walnut growers in fiscal 2010 and 2011, were subsequently consolidated as In re Diamond Foods Inc., Shareholder Derivative Litigation which purports to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement. Following mediation efforts, the parties agreed to terms of a proposed settlement and the court entered an order granting final approval of the settlement on August 19, 2013. On September 23, 2013, a Notice of Appeal from the order granting final approval was filed by a single stockholder. No date for this hearing on this appeal has been scheduled. The Company will continue to incur costs associated with this action, and, depending on the ultimate outcome, could continue to do so, and management’s attention may be diverted to this matter. This could have a material adverse effect on our business, financial condition and results of operations.

Labeling Class Action Cases

On January 3, 2014, Deena Klacko first filed a putative class action against Diamond in the Southern District of Florida, alleging that certain ingredients contained in our TIAS tortilla chip product were not natural and seeking damages and injunctive relief. The lawsuit alleged five causes of actions alleging violations of Florida’s Deceptive and Unfair Trade Practices Act, negligent misrepresentation, breach of implied warranty for particular purpose, breach of express warranty and the Magnuson-Warranty Act. The complaint seeks to certify a class of Florida consumers who purchased TIAS tortilla chips since January 3, 2010. On January 9, 2014, Dominika Surzyn brought a similar class action against Diamond relating to our TIAS tortilla chips in federal court for the Northern District of California. Surzyn purports to represent a class of California consumers who purchased said Kettle TIAS products since January 9, 2010.

On April 2, 2014, Richard Hall filed a putative class action against the Company in San Francisco Superior Court, alleging that certain ingredients contained in our Kettle Brand chips and TIAS Tortilla Chips are not natural and seeking damages and injunctive relief. Plaintiff purports to bring this action on his own behalf, as well as on behalf of all consumers in the United States, or alternatively, California, within four years of the filing of the complaint who purchased certain of Diamond’s Kettle Brand Chips or Kettle Brand TIAS tortilla chips.

The Company denies all allegations in these cases. Following mediation and settlement discussions among plaintiffs’ counsel in Klacko, Surzyn and Hall, the parties entered into a settlement agreement, and it is expected to resolve all claims on a nationwide basis and include: Diamond to take certain injunctive relief measures to confirm labeling compliance matters; establishment of a $3.0 million common fund for claims made available to the class and for the payment of class administration and attorneys’ fees; and any funds unclaimed by the class to be provided cy pres to a charity as a food donation. The settlement is subject to court approval and the plaintiffs intend to file preliminary approval papers. The Company has recognized the related settlement charges within the consolidated financial statements for fiscal 2014. We cannot predict with certainty the ultimate resolution of these lawsuits, and an unfavorable outcome in excess of amounts recognized as of July 31, 2014, with respect to one or more of these proceedings could have a material adverse effect on our results of operations for the periods in which a loss is recognized.

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

Our common stock trades under the symbol “DMND” as a Global Select security on the NASDAQ Stock Market LLC. The following table sets forth for the periods indicated the high and low sales prices of our common stock on the NASDAQ Stock Market and quarterly cash dividends declared on common shares:

	High	Low	Dividends Declared
Year Ended July 31, 2014:
Fourth Quarter	$33.55	$25.13	$—
Third Quarter	$35.58	$23.17	$—
Second Quarter	$26.68	$23.16	$—
First Quarter	$25.32	$19.01	$—
Year Ended July 31, 2013:
Fourth Quarter	$22.77	$14.28	$—
Third Quarter	$17.99	$13.69	$—
Second Quarter	$21.19	$12.85	$—
First Quarter	$21.00	$16.15	$—

Certain of our credit agreements specify limitations on the amount of dividends that may be declared or paid in a fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

As of September 22, 2014, we had approximately 829 holders of record of our common stock, although we believe that there are a larger number of beneficial owners. As of September 22, 2014, there were 31,378,258 shares of common stock outstanding.

The following are details of repurchases of common stock during the three months ended July 31, 2014:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
Repurchases from May 1 — May 31, 2014	11,497	$31.02	—	$—
Repurchases from June 1 — June 30, 2014	4,200	$27.30	—	$—
Repurchases from July 1— July 31, 2014	720	$27.73	—	$—

Total	16,417	$29.92	—	$—

(1)	All of the shares in the table above were originally granted to employees as restricted stock pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for each of the fiscal years in the five year period ended July 31, 2014:

	2014	2013 (a)	2012	2011	2010
	(In thousands, except per share information)
Net sales	$865,207	$864,012	$981,418	$966,688	$682,326
Cost of sales	656,961	658,489	801,697	750,209	537,484

Gross profit	208,246	205,523	179,721	216,479	144,842
Operating expenses:
Selling, general and administrative (b)	151,315	233,373	130,599	97,506	64,551
Advertising	43,336	41,528	37,933	45,035	33,726
Acquisition and integration related expenses	—	—	41,334	20,350	11,328
Loss on warrant liability	25,933	11,326	10,360	—	—
Warrant exercise fee (c)	15,000	—	—	—	—
Asset impairments (d)	—	37,560	10,132	—	—

Total operating expenses	235,584	323,787	230,358	162,891	109,605

Income (loss) from operations	(27,338)	(118,264)	(50,637)	53,588	35,237
Loss on debt extinguishment (e)	83,004	—	—	—	—
Interest expense, net (f)	51,969	57,925	33,976	23,918	10,180
Other expenses, net	—	—	—	—	1,849

Income (loss) before income taxes	(162,311)	(176,189)	(84,613)	29,670	23,208
Income taxes (benefit)	2,391	(16,278)	1,723	3,103	7,532

Net income (loss)	$(164,702)	$(159,911)	$(86,336)	$26,567	$15,676

Earnings (loss) per share
Basic	$(6.33)	$(7.33)	$(3.98)	$1.21	$0.84
Diluted	$(6.33)	$(7.33)	$(3.98)	$1.17	$0.82
Shares used to compute earnings (loss) per share
Basic (g)	26,033	21,813	21,692	21,577	18,313
Diluted	26,033	21,813	21,692	22,233	18,843
Dividends declared per share (h)	$—	$—	$0.09	$0.18	$0.18

(a)	During the preparation of our Quarterly Report on Form 10-Q for the first quarter of fiscal 2014, we determined that the statutory income tax rate used to value United Kingdom deferred taxes was not correct as of July 31, 2013. This was due to a change in the statutory tax rate enacted in the fourth quarter of fiscal 2013, which resulted in a $3.2 million overstatement of the net deferred income tax liability balance at July 31, 2013 and a $3.3 million understatement of the income tax benefit for the year. We assessed the materiality of the error in accordance with the SEC Staff Accounting Bulletin No. 99, Materiality and concluded that this error was not material to the fiscal 2013 consolidated financial statements. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, due to the immaterial nature of this error, we revised the 2013 consolidated financial statements.
(b)	In fiscal 2014, we recorded a loss of $38.1 million as a result of changes in the fair value of the stock portion of the Securities Settlement (see Note 2 to the Notes to the Consolidated Financial Statements for further discussion) as compared to the $96.1 million we recorded in fiscal 2013. Additionally, in fiscal 2014, no costs were incurred related to the Audit Committee investigation and related legal expenses and we incurred lower audit and consulting fees as compared to the prior year. We also recognized a $1.6 million gain relating to the shareholder derivative settlement in the first quarter of fiscal 2014. These items were partially offset by the $5.0 million we recorded related to the SEC investigation, and an increase in stock compensation expense and research and development expense in fiscal 2014.
(c)	The $15.0 million warrant exercise fee represents the contractual modification inducement fee paid to Oaktree Capital Management, L.P. (“Oaktree”) as a result of our February 19, 2014 debt refinancing.

(d)	In fiscal 2013, we recorded asset impairment charges of $36.0 million related to brand intangibles and $1.6 million related to customer contracts and related relationships. In fiscal 2012, we recorded asset impairment charges of $10.1 million associated with Fishers equipment.
(e)	In fiscal 2014, we refinanced our debt capital structure. We used the net proceeds of our debt refinancing transaction including proceeds from Oaktree’s warrant exercise to (1) repay approximately $348 million of indebtedness outstanding under, and terminate the Secured Credit Facility, (2) repay approximately $276 million of indebtedness outstanding under, and terminate the Oaktree Senior Notes, (3) pay approximately $32.3 million of prepayment premiums to the holders of the Oaktree Senior Notes resulting in a debt extinguishment loss of approximately $83.0 million.
(f)	In fiscal 2012, we incurred $225 million in indebtedness at an interest rate of 12% and our interest rate on our secured credit facility increased. Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources” for more information. This amount also includes third party costs related to the debt and our secured credit agreement.
(g)	On February 21, 2014, we issued 4.45 million shares of our common stock to a settlement fund pursuant to the terms of the approved Securities Settlement. On February 19, 2014, we entered into the Warrant Exercise Agreement, pursuant to which Oaktree agreed to exercise in full its warrant to purchase an aggregate of 4,420,859 shares. These shares were included in the computation of basic and diluted loss per share calculation in fiscal 2014.
(h)	Since March 2012, we have ceased making dividend payments to stockholders.

	2014	2013	2012	2011	2010
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$5,318	$5,885	$3,291	$3,112	$5,642
Working capital	110,322	(59,540)	61,587	52,446	62,608
Total assets	1,192,834	1,172,315	1,299,349	1,322,907	1,236,072
Total debt, including short-term debt	647,415	590,937	605,047	531,701	556,100
Total stockholders’ equity (1)	283,800	169,969	324,794	420,495	376,543

(1)	The effect of the revision on stockholders’ equity within the Company’s consolidated balance sheet as of July 31, 2013 was an increase of $3.2 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business is seasonal. In sourcing walnuts, we contract directly with growers for their walnut crop. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the year in accordance with our walnut purchase agreements with the growers. We typically receive in-shell pecans during the period from October to March, and shelled pecans throughout the fiscal year, and pay for them over those periods on receipt. As a result of this seasonality, our personnel and working capital requirements and walnut inventories peak during the last four months of the calendar year. We experience seasonality in capacity utilization at our Stockton, California facility associated with the annual walnut harvest and seasonal in-shell and culinary product demand. Refer to Note 9 to the Notes to the Consolidated Financial Statements for further discussion on our consolidation of our manufacturing operations and closure of our facility in Fishers, Indiana. Generally, we receive and pay for approximately 50% of the corn for popcorn in November, and approximately 50% in April. We contract for potatoes and oil annually and receive and pay for them throughout the year.

During the second quarter of fiscal 2013, we changed our operating and reportable segments. We previously had one operating and reportable segment; we now aggregate our operating segments into two reportable segments, which are Snacks and Nuts. We evaluate the performance of our segments based on net sales and gross profit for each of the segments.

During the preparation of the Quarterly Report on Form 10-Q for the first quarter of fiscal 2014, we determined that the statutory income tax rate used to value United Kingdom deferred taxes as of July 31, 2013 was not correct. This was due to a change in the statutory tax rate enacted in the fourth quarter of fiscal 2013, and resulted in a $3.2 million overstatement of the net deferred income tax liability balance at July 31, 2013 and a $3.3 million understatement of the income tax benefit for fiscal year 2013. We assessed the materiality of the error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality and concluded that this error was not material to the fiscal year 2013 consolidated financial statements. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, due to the immaterial nature of this error, on both prior and projected current year results we have revised the July 31, 2013 Consolidated Balance Sheet on this Annual Report on Form 10-K.

Diamond reports its operating results on the basis of a fiscal year that starts August 1 and ends July 31. Diamond refers to the fiscal years ended July 31, 2011, 2012, 2013 and 2014, as “fiscal 2011,” “fiscal 2012,” “fiscal 2013” and “fiscal 2014,” respectively.

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

Revenue Recognition and Accounts Receivable. We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the buyer, price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, introductory or slotting payments, coupons, promotion and marketing allowances. The amount we accrue for promotion is based on an estimate of the level of performance of the trade promotion, and is based upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation and sales and payment trends with similar previously offered programs. Customers have the right to return certain products. Product returns are estimated based upon historical results and are reflected as a reduction in sales. Evaluating these estimates requires management judgment, and changes in our assumptions could impact the amount recorded for our sales, cost of sales and net income.

Inventories. All inventories are accounted for on a lower of cost (first-in, first-out or weighted average) or market basis. We have entered into walnut purchase agreements with growers, under which they deliver their walnut crop to us during the fall harvest season, and pursuant to our walnut purchase agreements, we determine the price for this inventory after receipt and by the end of the fiscal year. This purchase price is determined by us based on our discretion provided in the agreements, taking into account market conditions, crop size, and quality and nut varieties, among other relevant factors. Since the ultimate purchase price to be paid will be determined subsequent to receiving the walnut crop, we estimate the final purchase price for our interim financial statements. Those interim estimates may subsequently change due to changes in the factors described above and the effect of the change could be significant. Any such changes in estimates are accounted for in the period of change by adjusting inventory on hand or cost of goods sold if the inventory is sold through. Changes in estimates may affect the ending inventory balances, as well as gross profit.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of assets ranging from 30 to 39 years for buildings and ranging from 3 to 15 years for machinery, equipment and software. We perform impairment tests on our property, plant, and equipment when circumstances indicate that their carrying value may not be recoverable. Indicators of impairment could include significant changes in business environment or planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate asset useful lives and future cash flows. If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to a significant impairment loss.

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

For assets to be held and used, including identifiable intangible assets and long-lived assets subject to amortization, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of a long-lived asset subject to amortization is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in this process.

For brand intangible assets not subject to amortization, we test for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing brand intangibles for impairment, we compare the fair value with the carrying value. The determination of fair value is based on the relief from royalty method, which models the cash flows from the brand intangibles assuming royalties were received under a licensing arrangement. This discounted cash flow analysis uses inputs such as forecasted future revenues attributable to the brand, assumed royalty rates and a risk-adjusted discount rate. If we were to experience a decrease in forecasted future revenues attributable to the brands, this could indicate a potential impairment. If the carrying value exceeds the estimated fair value, the brand intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of the brand intangible asset. We performed our annual intangible asset impairment analysis as of June 30, 2014 and determined that we did not have any impairment. The fair value of the brand intangible assets were substantially in excess of their carrying values.

We perform our annual goodwill impairment test required by ASC 350 as of June 30th of each year. During fiscal 2012, we adopted ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. For both fiscal 2014 and fiscal 2013, we elected to perform a quantitative goodwill impairment analysis rather than a qualitative analysis. As a result of our segment reporting changes for the period ended January 31, 2013, goodwill impairment will now be tested at the reporting units, which are the same as our operating segments. In fiscal 2012, we performed our goodwill impairment test at our single reporting unit. The fair value of each reporting unit is calculated using a blend of the income and the market approach. Goodwill impairment is indicated if the book value of the reporting unit exceeds its fair value, in which case the goodwill is written down to its estimated fair value. Major assumptions applied in an income approach, using a discounted cash flow analysis, include (i) forecasted sales growth rates and (ii) forecasted profitability, both of which are estimated based on consideration of historical performance and management’s estimate of future performance, and (iii) discount rates that are used to calculate the present value of future cash flows, which rates are derived based on our estimated weighted average cost of capital. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The major assumptions in the market approach include the selected multiples applied to certain operating statistics, such as revenues and income, as well as an estimated control premium. Considerable management judgment is necessary to evaluate the impact of operating changes and business initiatives in order to estimate future growth rates and profitability which is used to estimate future cash flows and multiples. For example, a significant change in promotional strategy, a shortfall in contracted walnut supply or an increase in tree nut commodity costs could have a direct impact on revenue growth and operating costs, which could have a direct impact on the profitability of the reporting units. Future business results could significantly impact the evaluation of our goodwill which could have a material impact on the determination of whether a potential impairment existed, and the size of any such impairment. At July 31, 2014, the carrying value of goodwill and other intangible assets totaled approximately $803.1 million, compared to total assets of approximately $1,192.8 million and total shareholders’ equity of approximately $283.8 million. At July 31, 2013, the carrying value of goodwill and other intangible assets totaled approximately $789.2 million, compared to total assets of approximately $1,172.3 million and total shareholders’ equity of approximately $170.0 million. We performed our annual goodwill impairment analysis as of June 30, 2014 using discount rates ranging from 9.6% to 10.0% and goodwill was determined not to be impaired.

We cannot guarantee that we will not record a material impairment charge in the future. The margin by which the fair values of the Emerald and Diamond of California reporting units exceed carrying values is as low as 20% making the impairment assessment especially sensitive to changes in forecasted revenue and margins. As a result, changes in our results, assumptions or estimates could materially affect the estimation of the fair value of a reporting unit and, therefore, could reduce the excess of fair value over the carrying value of a reporting unit entirely and could result in goodwill impairment. Events and conditions that could indicate impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, increases in our tree nut commodity costs, lack of product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over a period of time. For example, an expected decline in long-term forecasted cash flow projections, such as net sales for a reporting unit, could indicate a fair value which is lower than carrying value. To the extent calculated fair values decline to a level lower than reporting unit carrying values, or if other indicators of potential impairment are present, we will be required to take further steps to determine if an impairment of goodwill has occurred and to calculate an impairment loss.

Employee Benefits. We incur various employment-related benefit costs with respect to qualified pension and deferred compensation plans. Assumptions are made related to discount rates used to value certain liabilities, assumed rates of return on assets in the plans, compensation increases, employee turnover and mortality rates. We review our assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate. The effect of any modification is generally recorded and amortized over future periods. Different assumptions could result in the recognition of differing amounts of expense over different periods of time.

Income Taxes. We account for income taxes in accordance with ASC 740, “Income Taxes.” This guidance requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at currently enacted tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluated our valuation allowance for fiscal 2014 and increased the valuation allowance to $150.8 million as of July 31, 2014 from $99.3 million as of July 31, 2013.

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

Results of Operations

Fiscal 2014 Compared to Fiscal 2013

On August 21, 2013, we reached a proposed agreement, preliminary approval of which was granted on September 26, 2013, subject to final court approval, to settle the private securities class action pending against us and two of our former officers. A final approval hearing was held on January 9, 2014. Under the terms of the preliminarily approved settlement, we paid a total of $11.0 million in cash and issued 4.45 million shares of common stock to a settlement fund to resolve all claims asserted on behalf of investors who purchased or otherwise acquired Diamond stock between October 5, 2010 and February 8, 2012, inclusive. We recognized an aggregate settlement liability of $96.1 million in the fourth fiscal quarter of 2013 which included a cash settlement of $11.0 million and a stock settlement valued at $85.1 million at the close of the stock market on August 20, 2013 based on our closing market price on the day before the preliminary approval motion. The value of the 4.45 million shares of common stock at July 31, 2013 was $90.7 million. The court issued an order granting final approval of the stock settlement on January 21, 2014, and the appeal period expired on February 20, 2014, at which time the stock settlement became effective. In fiscal 2014, we recorded a loss of $38.1 million as a result of the change in the fair value of the stock settlement, derecognized the liability and insurance receivable associated with the Securities Settlement, and on February 21, 2014, issued the 4.45 million shares to a settlement fund.

Net sales were $865.2 million and $864.0 million for fiscal 2014 and fiscal 2013, respectively. The slight increase in consolidated net sales was primarily due to an increase in Snacks sales, which was largely offset by a decrease in Nuts sales.

Net sales by segment (in thousands):

	Year Ended July 31,		% Change from 2014 to 2013
	2014	2013
Net sales
Snacks	$473,736	$437,955	8.2%
Nuts	391,471	426,057	-8.1%

Total	$865,207	$864,012	0.1%

Gross profit
Snacks	$168,568	$152,133	10.8%
Nuts	39,678	53,390	-25.7%

Total	$208,246	$205,523	1.3%

Snacks segment net sales increased to $473.7 million in fiscal 2014 from $438.0 million in fiscal 2013 primarily due to an increase in volume of 8.1%

Nuts segment net sales decreased to $391.5 million in fiscal 2014 from $426.1 million in fiscal 2013 primarily driven by a decrease in volume of 12.5%. The decrease in volume was partially offset by product mix in our Emerald brand, and increases in pricing in our Diamond of California brand.

Gross profit. Snacks segment gross profit as a percentage of snack net sales was 35.6% and 34.7% for fiscal 2014 and fiscal 2013, respectively. The increase in gross profit as a percentage of net sales is largely driven by increases in volume, product mix and a reduction in certain ingredient costs for fiscal 2014 as compared to fiscal 2013.

Nuts segment gross profit as a percentage of net sales was 10.1% and 12.5% for fiscal 2014 and 2013, respectively. The decrease in gross profit as a percentage of net sales was driven by decreases in volume and increases in tree nut costs for the Diamond of California and Emerald brands. As discussed in Item 1A. Risk factors, our commodity costs are subject to fluctuations in availability and price that could adversely impact our business and financial results.

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $151.3 million and $233.4 million, and 17.5% and 27.0% of net sales, for fiscal 2014 and fiscal 2013, respectively. Selling, general and administrative expenses decreased from fiscal 2013 primarily due to the Settlement of the Securities Litigation. In fiscal 2014, we recorded a loss of $38.1 million as a result of changes in the fair value of the stock portion of the settlement as compared to the aggregate settlement expense of $96.1 million we recorded in fiscal 2013. We also recognized a $1.6 million gain relating to the shareholder derivative settlement in the first quarter of fiscal 2014. Additionally, no costs were incurred related to the Audit Committee investigation and related legal expenses and we incurred lower audit and consulting fees as compared to the prior year. These decreases were partially offset by the $5.0 million we recorded related to the SEC investigation and an increase in stock compensation expense and research and development expense in fiscal 2014.

Advertising. Advertising expenses were $43.3 million and $41.5 million, and 5.0% and 4.8% of net sales, for fiscal 2014 and fiscal 2013, respectively. The increase in advertising expenses for fiscal 2014 was primarily due to an increase in online media spending in support of our brands.

Loss on warrant liability. Loss on warrant liability was $25.9 million and $11.3 million, and 3.0% and 1.3% of net sales for fiscal 2014 and fiscal 2013, respectively. The loss on warrant liability for fiscal 2014 was due to the change in the fair value of the warrant liability. As a result of the debt refinancing in the third quarter, the warrant was exercised and we no longer have a liability associated with the warrant as of July 31, 2014.

Warrant exercise fee. Warrant exercise fee was $15.0 million and 1.7% of net sales for fiscal 2014 and nil for fiscal 2013. The $15.0 million warrant exercise fee represents the contractual modification inducement fee paid to Oaktree. See further discussion in the Liquidity and Capital Resources section under Description of Refinancing.

Asset impairments. In fiscal 2014, asset impairments were nil. In fiscal 2013, asset impairments were $37.6 million and 4.3% of net sales. In the third quarter of fiscal 2013 we recorded an impairment charge of $1.6 million associated with customer contacts and related relationships. In the fourth quarter of fiscal 2013, we determined that the Kettle U.S. trade name within the Snacks segment was impaired and recorded a $36.0 million impairment charge.

Loss on debt extinguishment. Loss on debt extinguishment and other related charges was $83.0 million and 9.6% of net sales for fiscal 2014 and nil for fiscal 2013. We recorded certain expenses in accordance with Accounting Standards Codification (“ASC”) Section 470-50-40-2 – Debt – Modifications and Extinguishments including the differential between the repayment amount and carrying value of the senior notes (“Oaktree Senior Notes”) held by Oaktree, a call premium associated with senior notes held by Oaktree, write-offs of unamortized debt issuance and transaction costs related to our five-year $600 million secured credit facility (the “Secured Credit Facility”) and Oaktree Senior Notes and new debt issuance costs associated with the new refinancing that was expense as incurred. For additional description of our debt, see Note 6 to the Notes to the Consolidated Financial Statements.

Interest expense, net. Net interest expense was $52.0 million and $57.9 million, and 6.0% and 6.7% of net sales, for fiscal 2014 and fiscal 2013, respectively. Interest expense, net decreased for fiscal 2014 primarily due to our refinanced capital debt structure which yields lower interest rates than our previously held debt obligations which included the election of the payment-in-kind interest on the Oaktree Senior Notes.

Income taxes. Our effective tax rates for fiscal 2014 and fiscal 2013 were (1.47%) and 9.2%, respectively. The difference between the effective tax rate and the federal statutory rate of 35%, in these periods, is primarily due to the valuation allowance which was provided to reduce United States and state deferred tax assets to amounts considered recoverable and United States and state deferred taxes from Diamond’s long lived intangibles’ amortization. These tax expense impacts were offset by the benefits of income generated in the United Kingdom at lower tax rates and the release of liabilities for uncertain tax positions in the United States. Our fiscal 2013 effective tax rate was also impacted by the write-down of intangibles related to the Kettle U.S. trade name.

In accordance with generally accepted accounting principles, we regularly evaluate the need for a valuation allowance for our deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making this assessment, significant weight was given to evidence that could be objectively verified such as recent operating results and less consideration was given to less objective indicators such as future earnings projections. As a result of our most recent evaluation and after consideration of positive and negative evidence, including the recent history of losses in the current fiscal year, we evaluated our valuation allowance for fiscal 2014 and increased the revised valuation allowance by $51.5 million to $150.8 million as of July 31, 2014 from $99.3 million as of July 31, 2013.

Fiscal 2013 Compared to Fiscal 2012

Net sales were $864.0 million and $981.4 million for fiscal 2013 and fiscal 2012, respectively. The decrease in net sales was primarily due to decreased Nuts sales partially offset by an increase in Snacks sales. Sales incentives are recorded as a reduction of sales.

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

Nuts segment net sales decreased to $426.1 million in fiscal 2013 from $556.2 million in fiscal 2012 primarily driven by decreases in volume of 34%, partially offset by an increase in net price realization. The decline in volume was primarily driven by lower walnut supply, planned reductions in SKU’s, and a decrease in promotional activity.

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

Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $233.4 million and $130.6 million, and 27.0% and 13.3% of net sales, for fiscal 2013 and fiscal 2012, respectively. Selling, general and administrative expenses increased for fiscal 2013, over the prior year period primarily due to the $96.1 million settlement of the private securities class action case. As of July 31, 2013, we recorded a $12.1 million receivable from insurers which will be used for the cash payment and settlement of other legal related expenses. The increase was also attributable to higher consulting services and restatement audit fees, offset in part by lower costs incurred in connection with the audit committee investigation and reversal of previously recorded stock compensation expenses associated with former executives as compared to prior year.

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

Loss on warrant liability. Loss on warrant liability was $11.3 million and $10.4 million, and was 1.3% and 1.1% of net sales for fiscal 2013 and fiscal 2012, respectively. The increase in loss is due to the change in the fair value of the warrant liability. Please refer to “Liquidity and Capital Resources”.

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

Income taxes. Our effective tax rates for fiscal 2013 and fiscal 2012 were 9.2% and (2.0%), respectively. The difference between the effective tax rate and the federal statutory rate of 35%, in these periods, is primarily due to the valuation allowance which was provided to reduce United States and state deferred tax assets to amounts considered recoverable and United States and state deferred taxes from Diamond’s long lived intangibles’ amortization. These tax expense impacts were offset by the benefits of income generated in the United Kingdom at lower tax rates and the release of liabilities for uncertain tax positions in the United States. Our fiscal 2013 effective tax rate was also impacted by the write-down of intangibles related to the Kettle U.S. trade name.

Our fiscal 2012 effective tax rate was also impacted by discrete tax benefits, and the conclusion of a tax ruling with the United Kingdom tax authorities. This resulted in a net tax benefit of $5.6 million, attributable to the reversal of our unrecognized tax benefit related to this event.

During the three months ended April 30, 2012, we recorded a tax valuation allowance charge of $27.6 million. In accordance with generally accepted accounting principles, we regularly evaluate the need for a valuation allowance for our deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making this assessment, significant weight was given to evidence that could be objectively verified such as recent operating results and less consideration was given to less objective indicators such as future earnings projections. As a result of our most recent evaluation and after consideration of positive and negative evidence, including the recent history of losses in the current fiscal year, we evaluated our valuation allowance for fiscal 2013 and increased the valuation allowance to $99.3 million as of July 31, 2013, from $44.6 million as of July 31, 2012.

Liquidity and Capital Resources

Our liquidity is dependent upon funds generated from operations and external sources of financing.

Cash used in operating activities was $102.3 million during fiscal 2014 compared to cash provided by operating activities of $44.3 million during fiscal 2013. The change in cash provided by operating activities to cash used in operating activities is primarily due to the repayment of the Oaktree original issue discount of approximately $50.0 million and the repayment of payment- in-kind interest on debt of approximately $44.1 million as a result of our third quarter refinancing. This cash change is also due to an increase in working capital primarily as a result of the extinguishment of the warrant liability and Securities Litigation liability in fiscal 2014. The working capital increase is also attributable to a decrease in accounts payable and accrued liabilities and an increase in inventories, specifically an increase of raw materials on hand as of the balance sheet date. Cash used in investing activities was $19.1 million during fiscal 2014 compared to $1.9 million during fiscal 2013. The increase in cash used in investing activities primarily related to machinery and equipment additions associated with our standard business operations in the U.S. and U.K. and capitalizable costs associated with our financial system implementation. Cash provided by financing activities was $120.5 million during fiscal 2014 compared to $40.9 million cash used in financing activities during fiscal 2013. The change to cash provided by financing activities from cash used in financing activities is due to proceeds received from refinanced debt and the Oaktree warrant exercise in fiscal 2014.

Cash provided by operating activities was $44.3 million during fiscal 2013 compared to $46.3 million of cash used in operating activities during fiscal 2012. The change from cash used in operating activities to cash provided by operating activities was primarily due to a decrease in inventory largely resulting from a lower walnut supply, and an increase in accounts payables and accrued liabilities as result of the settlement of the private securities class action. Additionally, non-cash reconciling items such as an increase in payment-in-kind interest increased in fiscal 2013 as compared to fiscal 2012. Cash used in investing activities was $1.9 million during fiscal 2013 compared to cash used in investing activities of $33.9 million during fiscal 2012. The lower cash used in investing activities was primarily due to the completion of our Beloit, Wisconsin plant expansion at the end of fiscal 2012. Cash used in financing activities was $40.9 million during fiscal 2013 compared to $80.7 million cash provided by financing activities during fiscal 2012. The change from cash provided by financing activities to cash used in financing activities was primarily due to increased borrowings from the Oaktree investment in fiscal 2012 and net of payments on long-term debt obligations and notes payables.

At July 31, 2014, we had a total of $5.3 million in cash and cash equivalents. Of this balance, $3.9 million was held in the United Kingdom in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital and expand operations. Applicable U.S. income taxes have not been provided on approximately $80.3 million of undistributed earnings of certain foreign subsidiaries as of July 31, 2014, because these earnings are considered indefinitely reinvested. The net federal income tax liability that would arise if these earnings were not indefinitely reinvested is approximately $28.1 million. Applicable U.S. income taxes are provided on these earnings in the periods in which they are no longer considered indefinitely reinvested. In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.

Description of Refinancing

On February 19, 2014, we refinanced our debt capital structure. We entered into a 4.5 year senior secured asset-based revolving credit facility (the “ABL Facility”) in an aggregate principal amount of $125 million, the Term Loan Facility in an aggregate principal amount of $415 million, and issued $230 million in 7.000% Senior Notes due March 2019 (the “Notes”). Pursuant to an agreement dated February 9, 2014 (the “Warrant Exercise Agreement”), OCM PF/FF Adamantine Holdings, Ltd. (a subsidiary of Oaktree) exercised its warrant to purchase 4,420,859 shares of our common stock at the $10 exercise price per share for $44.2 million, less a warrant cash exercise and contractual modification inducement fee of $15 million (the “Warrant Exercise Transaction”). The

Warrant Exercise Transaction closed on February 19, 2014, concurrent with the refinancing transactions and we derecognized the warrant liability of approximately $84.1 million on that date.

We used the net proceeds of the Term Loan Facility, the Notes and the Warrant Exercise Transaction to (1) prepay approximately $348 million of indebtedness outstanding under, and terminate the Secured Credit Facility, (2) prepay approximately $276 million of indebtedness outstanding under, and terminate, the Oaktree Senior Notes, (3) pay approximately $32.3 million of prepayment premiums to the holders of the Oaktree Senior Notes, and (4) pay fees related to the preparation, negotiation, execution and delivery of the definitive documentation for the Term Loan Facility, the Notes and the ABL Facility. In accordance with ASC 835-30-45-3 Imputation of Interest — Other Presentation Matters, we recorded $14.5 million of new debt issuance costs associated with the February 2014 debt refinancing as deferred financing charges. Certain debt issuance costs incurred were expensed to Loss on debt extinguishment based on the portion of the refinancing that was considered a debt modification that arose from certain lenders continued participation in our refinanced debt structure. Debt issuance costs largely included arrangement fees paid to underwriters, legal fees, accounting fees, consulting fees, and printing fees. We recorded the current portion of these costs in Prepaid expenses and other current assets and the non-current portion was recorded in Other long-term assets in our Consolidated Balance Sheets. These amounts will be amortized over the life of the respective new debt agreements.

We recorded a Loss on debt extinguishment of $83.0 million in the third quarter of fiscal 2014. Of the $83.0 million, we recorded approximately $70.3 million associated with the Oaktree Senior Notes, non-cash charges of $10.6 million resulting from the write-off of unamortized Oaktree and Secured Credit Facility transaction costs and fees and $2.1 million in new third party debt issuance costs associated with certain lenders that continued participation in the debt arrangements both prior to and subsequent to the refinancing transaction.

The $70.3 million included $28.7 million, which was a portion of the $32.3 million call premium we paid to the holders of the Oaktree Senior Notes and approximately $41.6 million related to the excess payout of the Oaktree Senior Notes to account for the difference in the carrying value and actual payout, which was based on the Oaktree Senior Notes fair value as of the date of refinancing. Of the $32.3 million call premium, the remaining $3.6 million related to the portion of the refinancing that was considered a debt modification and was recorded as a contra-debt liability on our Consolidated Balance Sheets.

Debt After Refinancing

In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $8.3 million was outstanding as of July 31, 2014. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account and made available as expenditures were approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash was classified as non-current on the balance sheet. In December 2012, the remaining balance within the escrow account was released back to the lender and was used to pay down the outstanding loan balance. Also, as part of the paydown, we paid a 4% prepayment penalty, which was recorded in Interest expense, net.

The Guaranteed Loan provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility as defined below. The financial covenants within the Guaranteed Loan were reset to match those in the Waiver and Third Amendment to its Secured Credit Facility, as described in more detail below.

Additionally, on February 9, 2014, we entered into, and on February 19, 2014, we closed the Warrant Exercise Agreement, pursuant to which Oaktree agreed to exercise in full its warrant to purchase an aggregate of 4,420,859 shares of our common stock, by paying in cash the exercise price of approximately $44.2 million less a cash exercise and contractual modification inducement fee of $15.0 million. The warrant was issued to Oaktree in connection with the Securities Purchase Agreement, dated May 22, 2012 (“Securities Purchase Agreement”), under which we issued the Oaktree Senior Notes. The $15.0 million inducement fee is included within Warrant exercise fee on the Consolidated Statement of Operations.

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

Loans under the ABL facility would be available up to a maximum amount outstanding at any one time equal to the lesser of (a) $125 million and (b) the amount of the Borrowing Base, in each case, less customary reserves. Under the ABL Facility, we have a $20 million sublimit for the issuance of letters of credit, and a Swing Line Facility of up to $12.5 million for same day borrowings. Borrowing Base is defined as (a) 85% of the amount of our eligible accounts receivable; plus (b) the lesser of (i) 70% of the book value of eligible inventory in the US and (ii) 85% times the net orderly liquidation value of our eligible inventory in the US; less (c) in each case, customary reserves. As of July 31, 2014, there were $6.0 million loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $4.9 million and the net availability under the ABL Facility was $92.0 million.

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

For fiscal 2014, the blended interest rate for our consolidated borrowings, including obligations under our refinanced debt capital structure and excluding the Oaktree Senior Notes, was 5.43%. For fiscal 2013, the blended interest rate for the Company’s consolidated long-term borrowings, excluding the Oaktree debt was 6.73%. For fiscal 2014 and fiscal 2013, the blended interest rate for the Company’s short term borrowings was 6.07% and 6.69%, respectively. As of July, 31, 2014 we were compliant with financial and reporting covenants under the new refinanced debt structure.

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

The Secured Credit Facility and the Securities Purchase Agreement provided for customary affirmative and negative covenants, and cross default provisions that could be triggered if we failed to comply with obligations under the other credit facilities or indebtedness. The Secured Credit Facility and the Securities Purchase Agreement included a covenant that restricted the amount of other indebtedness (including capital leases and purchase money obligations for fixed or capital assets), to no more than $25 million. The accounting treatment for the seven-year equipment lease for our Salem, Oregon plant (the “Kettle U.S. Lease”) and the five-year equipment lease for our Norfolk, United Kingdom plant (the “Kettle U.K. Lease”) caused us to be in default of the covenants limiting other indebtedness. These defaults were waived, with respect to the Kettle U.K. Lease on July 27, 2012 (“Fourth Amendment”) and with respect to the Kettle U.S. Lease on August 23, 2012 (“Fifth Amendment”). Additionally, the Secured Credit Facility and the Securities Purchase Agreement were each amended to allow us to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount was reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Securities Purchase Agreement. As a result of the refinancing, as of July 31, 2014 we no longer had outstanding obligations under the Secured Credit Facility.

In March 2012, we reached an agreement with our lenders to forbear from seeking any remedies under the Secured Credit Facility with respect to specified existing and anticipated non-compliance with the credit agreement and to amend the credit agreement (“Second Amendment”). Under the amended credit agreement, we had continued access to our existing revolving credit facility through a forbearance period (initially through June 18, 2012) subject to our compliance with the terms and conditions of the amended credit agreement. During the forbearance period, the interest rate on borrowings increased, which under the credit agreement, required us to suspend dividend payments to stockholders. In addition, we paid a forbearance fee of 25 basis points to our lenders. The forbearance period concluded on May 29, 2012, when we closed agreements to recapitalize our balance sheet with an investment by Oaktree.

In May 2012, we entered into the Waiver and Third Amendment to its Secured Credit Facility (“Third Amendment”), pursuant to which the revolving credit facility initially was reduced from $285 million to $255 million. The Third Amendment provided for subsequent further reductions in the revolving line of credit in July 2013 and on January 31, 2014. In May 2012, we made a $100 million pre-payment on the term loan facility as part of the Third Amendment. In addition, scheduled principal payments on the term loan facility were $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on February 25, 2015. Substantially all of our tangible and intangible assets were considered collateral security under the Secured Credit Facility. Additionally, the Third Amendment which provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief. In the second quarter of fiscal 2013, these covenants reset from the levels set forth in the Third Amendment (initially 4.70 to 1.00 for the Consolidated Senior Leverage Ratio, declining each quarter ultimately to 3.25 to 1.00 in the quarter ended July 31, 2014, and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio). The Third Amendment included a covenant requiring us to have at least $20 million of cash, cash equivalents and revolving credit availability at all times beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments from $10 million to $0.9 million. The Third Amendment also amended the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over the London Interbank Offered Rate (“LIBOR”) and the base rate at which loans under the Secured Credit Agreement bear interest). Under the Third Amendment, initially, Eurodollar rate loans bore interest at 5.50% plus the LIBOR for the applicable loan period, and base rate loans bore interest at 450 basis points plus the highest of (i) the Federal Funds Rate plus 50 basis points, (ii) the Prime Rate, (iii) Eurodollar Rate plus 100 basis points. The LIBOR rate was subject to a LIBOR floor, initially 125 basis points (the “LIBOR Floor”). The applicable rate would decline, if and when we were to achieve reductions in our senior debt to EBITDA ratio, as defined in the Third Amendment. The Third Amendment also eliminated the requirement that proceeds of future equity issuances be applied to repay outstanding loans and waived certain covenants in connection with our restatement of our consolidated financial statements. As a result of the refinancing noted above, we have no indebtedness outstanding under the Secured Credit Facility as of July 31, 2014.

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

The Secured Credit Facility provided for customary affirmative and negative covenants and cross default provisions that would be triggered, if we failed to comply with obligations under our other credit facilities or indebtedness. As a result of the February 19, 2014 debt refinancing, we no longer have indebtedness outstanding under the Secured Credit Facility as of July 31, 2014.

Working capital and stockholders’ equity were $110.3 million and $283.8 million at July 31, 2014, compared to ($59.5) million and $170.0 million at July 31, 2013. The increase in working capital as compared to prior year was primarily due to the extinguishment of the warrant liability and Securities Litigation liability in the third quarter of fiscal 2014. Additionally, the increase in working capital is attributable to an increase in inventories. The inventory increase was driven by tree nut cost inflation, and increases in inventory costs associated with our ready-to-eat popcorn products.

We believe our cash and cash equivalents, cash generated from operations and borrowings available under our ABL Facility will be sufficient to fund our contractual commitments, repay obligations and fund our operational requirements over the next twelve months.

Contractual Obligations and Commitments

Contractual obligations and commitments at July 31, 2014 were as follows (in millions):

	Payments Due by Period
	Total	FY 2015	FY 2016 - FY 2017	FY 2018 - FY 2019	Thereafter
ABL Facility	6.0	6.0	—	—	—
Long-term obligations	651.2	6.5	13.3	631.4	—
Interest on long-term obligations (a)	147.9	34.1	67.9	45.9	—
Capital leases	10.9	2.6	5.6	2.1	0.6
Interest on capital leases	1.5	0.6	0.7	0.2	—
Operating leases	28.1	4.7	7.8	7.1	8.5
Purchase commitments (b)	71.9	69.7	2.2	—	—
Pension liability	9.3	0.7	1.5	1.7	5.4
Long-term deferred tax liabilities (c)	115.9	—	—	—	115.9
Other long-term liabilities (d)	5.0	1.0	1.0	1.0	2.0

Total	1,047.7	125.9	100.0	689.4	132.4

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of July 31, 2014.
(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity, but includes payments due for prior year crop deliveries.
(c)	Primarily relates to the intangible assets of Kettle Foods.
(d)	Excludes $0.4 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($1.2 million at July 31, 2014, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

Off-balance Sheet Arrangements

As of July 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. We adopted this guidance in fiscal 2014 and the adoption did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-011, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance provides specific financial statement presentation requirements for an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an entity.” The new guidance provides new criteria for reporting discontinued operations and specifically indicates a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results. The new guidance also requires expanded disclosures for discontinued operations. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2014. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently assessing the provisions of the guidance and we have not determined the impact of the adoption of this guidance on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation — Stock Compensation (Topic 718).” The new guidance provides new criteria for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

The sensitivity of our cash and cash equivalent portfolio as of July 31, 2014 to a 100 basis point increase or decrease in interest rates would not be significant.

Interest rate volatility could also materially affect the fair value of our variable and fixed rate debt, as well as the interest rate we pay on future borrowings under our ABL Facility and Term Loan Facility. The interest rate we pay on future borrowings under our ABL Facility bear interest based on the Libor rate or a base rate plus an applicable margin (as defined in the ABL Facility). Amounts outstanding under the Term Loan Facility are expected to bear interest at a rate per annum equal to: (i) the Eurodollar Rate (as defined in the Term Loan

Facility and subject to a “floor” of 1.00%) plus the applicable margin or (ii) the Base Rate (as defined in the Term Loan Facility).

The Notes bear fixed rate interest of 7.00% per annum. Interest payments on the Notes are due semi-annually each March 15 and September 15. The maturity date of the Notes is March 15, 2019. We believe a 100 basis point increase or decrease on our variable interest rates would not be significant.

Foreign Currency Exchange Risk. We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily in the United Kingdom. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates.

For the years ended July 31, 2014 and July 31, 2013 due to fluctuations in the British pound, there was a significant impact on the foreign currency translation adjustment associated with the goodwill allocated to Kettle U.K.

The foreign currency balance sheet exposures as of July 31, 2014 are not expected to result in a significant impact on future earnings or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Diamond Foods, Inc.

In our opinion, the accompanying consolidated balance sheets as of July 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended present fairly, in all material respects, the financial position of Diamond Foods, Inc. and its subsidiaries at July 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for complex and non-routine transactions existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the July 31, 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

October 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Diamond Foods, Inc.

San Francisco, California

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of Diamond Foods, Inc. and subsidiaries (the “Company”) for the year ended July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Diamond Foods, Inc. and subsidiaries for the year ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

December 6, 2012

(October 9, 2013 as to the Consolidated Statement of Comprehensive Income (Loss) for the year ended July 31, 2012 and the retrospective adjustment to the financial statement disclosures in Note 12 – Segment Reporting for the year ended July 31, 2012).

DIAMOND FOODS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,
	2014	2013
	(In thousands, except share and per share information)
ASSETS
Current assets:
Cash and cash equivalents	$5,318	$5,885
Trade receivables, net	95,505	97,202
Inventories, net	124,273	115,456
Deferred income taxes	4,154	—
Prepaid income taxes	5,196	—
Prepaid expenses and other current assets	9,425	12,562

Total current assets	243,871	231,105
Property, plant and equipment, net	131,891	132,225
Goodwill	410,720	401,125
Other intangible assets, net	392,358	388,084
Other long-term assets	13,994	19,776

Total assets	$1,192,834	$1,172,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$10,088	$5,860
Warrant liability	—	58,147
Accounts payable and accrued liabilities	117,677	220,542
Payable to growers	5,784	6,096

Total current liabilities	133,549	290,645
Long-term obligations, net	637,327	585,077
Deferred income taxes	115,902	103,518
Other liabilities	22,256	23,106
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 31,824,701 and 22,766,759 shares issued, 31,380,758 and 22,376,406 shares outstanding at July 31, 2014 and 2013, respectively	31	23
Treasury stock, at cost: 443,943 and 390,353 shares at July 31, 2014 and 2013	(12,418)	(11,019)
Additional paid-in capital	594,608	334,310
Accumulated other comprehensive income	23,633	4,007
Retained earnings (accumulated deficit)	(322,054)	(157,352)

Total stockholders’ equity	283,800	169,969

Total liabilities and stockholders’ equity	$1,192,834	$1,172,315

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2014	2013	2012
	(In thousands, except per share information)
Net sales	$865,207	$864,012	$981,418
Cost of sales	656,961	658,489	801,697

Gross profit	208,246	205,523	179,721
Operating expenses:
Selling, general and administrative	151,315	233,373	130,599
Advertising	43,336	41,528	37,933
Acquisition and integration related expenses	—	—	41,334
Loss on warrant liability	25,933	11,326	10,360
Warrant exercise fee	15,000	—	—
Asset impairments	—	37,560	10,132

Total operating expenses	235,584	323,787	230,358

Loss from operations	(27,338)	(118,264)	(50,637)
Loss on debt extinguishment	83,004	—	—
Interest expense, net	51,969	57,925	33,976

Loss before income taxes	(162,311)	(176,189)	(84,613)
Income taxes (benefit)	2,391	(16,278)	1,723

Net loss	$(164,702)	$(159,911)	$(86,336)

Loss per share:
Basic	$(6.33)	$(7.33)	$(3.98)
Diluted	$(6.33)	$(7.33)	$(3.98)
Shares used to compute loss per share:
Basic	26,033	21,813	21,692
Diluted	26,033	21,813	21,692
Dividends declared per share	$—	$—	$0.09

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year ended July 31,
	2014	2013	2012
Net loss	$(164,702)	$(159,911)	$(86,336)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax [1]	22,116	(5,878)	(11,345)
Change in pension liabilities, net of tax [2]
Net gain/(loss) arising during period	(2,122)	5,310	(3,018)
Less: amortization of prior (gain)/loss included in net periodic pension cost	(368)	531	11
Less: amortization of prior service cost included in net periodic pension cost	—	—	87
Gains and losses on derivatives, net of tax [3]
Realized gains or loss arising during the period	—	—	581

Other comprehensive (loss) income	19,626	(37)	(13,684)

Comprehensive loss	$(145,076)	$(159,948)	$(100,020)

1	Net of tax expense of nil and tax benefit of $0.2 million for fiscal 2014 and net of tax expense and tax benefit of nil for fiscal 2013, and 2012, respectively.
2	Net of tax expense and tax benefit of nil for fiscal 2014, 2013, and 2012, respectively.
3	Net of tax expense and tax benefit of nil, for fiscal 2014, and 2013, respectively. Net of tax benefit of $5 thousand and net of tax expense of nil for fiscal 2012.

See notes to the consolidated financial statements

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2011	22,049,636	$22	$(6,867)	$318,734	$90,878	$17,728	$420,495
Shares issued upon stock option exercises	1,554			44			44
Stock compensation expense	111,947			9,206			9,206
Tax benefit from stock option transactions							—
Treasury stock repurchased	(48,896)		(2,948)				(2,948)
Dividends paid					(1,983)		(1,983)
Comprehensive income:
Net loss					(86,336)		(86,336)
Change in pension liabilities						(2,920)	(2,920)
Foreign currency translation adjustment						(11,345)	(11,345)
Gains and losses on derivatives						581	581

Total comprehensive loss:							(100,020)

Balance, July 31, 2012	22,114,241	$22	$(9,815)	$327,984	$2,559	$4,044	$324,794
Shares issued upon stock option exercises	125,231			2,097			2,097
Stock compensation expense	209,011	1		4,229			4,230
Tax benefit from stock option transactions							—
Treasury stock repurchased	(72,077)		(1,204)				(1,204)
Dividends paid					—		—
Comprehensive income:
Net loss					(159,911)		(159,911)
Change in pension liabilities						5,841	5,841
Foreign currency translation adjustment						(5,878)	(5,878)
Gains and losses on derivatives						—	—

Total comprehensive loss:							(159,948)

Balance, July 31, 2013	22,376,406	$23	$(11,019)	$334,310	$(157,352)	$4,007	$169,969
Shares issued upon stock option exercises	72,837			1,268			1,268
Stock compensation expense	114,246			7,484			7,484
Tax benefit from stock option transactions							—
Treasury stock repurchased	(53,590)		(1,399)				(1,399)
Dividends paid					—		—
Other (1)	8,870,859	8		251,546			251,554
Comprehensive income:
Net loss					(164,702)		(164,702)
Change in pension liabilities						(2,490)	(2,490)
Foreign currency translation adjustment						22,116	22,116
Gains and losses on derivatives						—	—

Total comprehensive loss:							(145,076)

Balance, July 31, 2014	31,380,758	$31	$(12,418)	$594,608	$(322,054)	$23,633	$283,800

(1)	Activity represents issuance of 4.45 million shares in connection with our securities litigation settlement and the issuance of approximately 4.4 million shares as a result of the Oaktree warrant exercise in the third quarter of fiscal 2014.

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2014	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(164,702)	$(159,911)	$(86,336)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,506	33,525	28,347
Deferred income taxes	2,024	(14,733)	8,661
Stock-based compensation	7,484	4,229	9,206
Loss on warrant liability	25,933	11,326	10,360
Loss on securities settlement	38,136	96,129	—
Loss on debt extiguishment	52,295	—	—
Repayment payment-in-kind interest on debt	(44,110)	—	—
Gain on separation and clawback agreement	—	(3,173)	—
Write off of acquisition costs	—	—	6,406
Oaktree debt prepayment penalty	(3,600)	—	—
Repayment of Oaktree original issued discount and related amortization	(50,016)	—	—
Original issue discount amortization	2,284	—	—
Debt issuance costs amortization	3,403	3,393	6,437
Payment-in-kind interest on debt	16,906	24,526	3,134
Impairment of equipment	—	—	10,132
Impairment of intangible asset	—	37,560	—
Other, net	203	1,869	952
Changes in assets and liabilities:
Trade receivables, net	5,126	(13,077)	12,034
Inventories, net	(8,268)	50,123	(12,330)
Prepaid expenses and other current assets and prepaid income taxes	(1,888)	7,929	8,499
Other assets	5,627	2,821	(9,338)
Accounts payable and accrued liabilities	(19,343)	(10,091)	8,652
Payable to growers	(312)	(27,620)	(42,984)
Other liabilities	(948)	(564)	(8,123)

Net cash provided by (used in) operating activities	(102,260)	44,261	(46,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,381)	(9,352)	(44,962)
Proceeds from sale of property, plant and equipment	186	1,254	1,466
Proceeds from restricted cash	—	6,091	9,409
Other, net	140	137	168

Net cash used in investing activities	(19,055)	(1,870)	(33,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) of revolving line of credit under the ABL Facility, net	6,000	—	—
Borrowings (repayment) of revolving line of credit under the Secured Credit Facility, net	(154,000)	(28,300)	21,000
Payments on long-term debt and notes payable	(8,519)	(11,755)	(133,160)
Repayment of Oaktree Senior Notes	(181,789)	—	—
Repayment on long-term debt and notes payable	(213,636)	—	—
Proceeds from Term Loan Facility, net of original issue discount	412,925	—	—
Proceeds from Notes issuance	230,000	—	—
Proceeds from issuance of long-term debt and warrants	—	—	218,250
Debt issuance costs	(14,499)	—	(19,279)
Proceeds from warrant exercise	44,209	—	—
Dividends paid	—	—	(1,983)
Purchase of treasury stock	(1,399)	(1,115)	(2,948)
Other, net	1,230	289	(1,153)

Net cash (used in) provided by financing activities	120,522	(40,881)	80,727

Effect of exchange rate changes on cash	226	1,084	(338)
Net increase (decrease) in cash and cash equivalents	(567)	2,594	179
Cash and cash equivalents:
Beginning of period	5,885	3,291	3,112

End of period	$5,318	$5,885	$3,291

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$21,327	$28,789	$25,912
Income taxes	627	(5,863)	7,702
Non-cash investing activities:
Accrued capital expenditures	1,413	653	1,506
Capital Lease	112	4,441	6,441
Non-cash financing activities:
Oaktree financing fees	—	—	6,750

See notes to consolidated financial statements.

DIAMOND FOODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014, 2013 and 2012

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

Diamond reports its operating results on the basis of a fiscal year that starts August 1 and ends July 31. Diamond refers to the fiscal years ended July 31, 2012, 2013 and 2014, as “fiscal 2012,” “fiscal 2013” and “fiscal 2014”, respectively.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”). Certain prior period amounts have been reclassified to conform to the current period presentation.

Revision of Financial Statements

During the preparation of the Quarterly Report on Form 10-Q for the first quarter of fiscal 2014, the Company determined that the statutory income tax rate used to value United Kingdom deferred taxes was not correct as of July 31, 2013. This was due to a change in the statutory tax rate enacted in the fourth quarter of fiscal 2013, which resulted in a $3.2 million overstatement of the net deferred income tax liability balance at July 31, 2013 and a $3.3 million understatement of the income tax benefit for the year. The Company assessed the materiality of the error in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality and concluded that this error was not material to the fiscal 2013 consolidated financial statements. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, due to the immaterial nature of this error, the Company revised the 2013 consolidated financial statements.

The effect of the revision on the line items within the Company’s consolidated statements of operations for the year ended July 31, 2013 is as follows:

	July 31, 2013
	As Reported	Correction	As Revised
Income taxes (benefit)	$(12,957)	(3,321)	$(16,278)
Net (loss) income	(163,232)	3,321	(159,911)
Loss per share:
Basic	(7.48)	0.15	(7.33)
Diluted	(7.48)	0.15	(7.33)
Shares used to compute earnings (loss) per share:
Basic	21,813	—	21,813
Diluted	21,813	—	21,813

The effect of the revision on the line items within the Company’s consolidated balance sheet as of July 31, 2013 is as follows:

	July 31, 2013
	As Reported	Correction	As Revised
Deferred income taxes	$106,767	$(3,249)	$103,518
Retained earnings (deficit)	(160,673)	3,321	(157,352)
Accumulated other comprehensive income	4,079	(72)	4,007
Total stockholders’ equity	166,720	3,249	169,969
Total liabilities and stockholders’ equity	1,172,315	—	1,172,315

The effect of the revision on the line items within the Company’s consolidated statements of cash flows for the year ended July 31, 2013 is as follows:

	July 31, 2013
	As Reported	Correction	As Revised
Net (loss) income	$(163,232)	$3,321	$(159,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(11,412)	3,321	(14,733)
Net cash provided by operating activities	44,261	—	44,261

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

Certain Risks and Concentrations

The Company’s revenues are principally derived from the sale of snack products and culinary, in-shell and ingredient nuts. Significant changes in customer buying behavior could adversely affect the Company’s operating results. Sales to the Company’s largest customer accounted for approximately 16%, 16% and 18% of net sales in fiscal 2014, 2013 and 2012, respectively. Sales to the second largest customer accounted for approximately 9%, 9% and 12% of net sales in fiscal 2014, 2013 and 2012, respectively. No other single customer accounted for more than 10% of our net sales for fiscal 2014, 2013 or 2012.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the applicable local currency, the British pound. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date and for revenue and expense accounts using an average exchange rate in effect during the applicable period. The translation adjustments are deferred as a separate component of Stockholders’ equity in Accumulated other comprehensive income. Translation adjustments recognized in accumulated other comprehensive income were $22.1 million and ($5.9) million as of July 31, 2014 and July 31, 2013, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include investment of surplus cash in securities (primarily money market funds) with maturities at the date of purchase of three months or less. Cash equivalents are recognized at fair value. At July 31, 2014, we had a total of $5.3 million in cash and cash equivalents. Of this balance, $3.9 million was held in the United Kingdom in foreign currencies. It is our intention to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital and expand operations.

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

Research and Development Costs

We expense research and development costs as incurred. Such costs include materials, equipment, facilities, personnel, contract services and other indirect costs that are related to research and development activities. In fiscal 2014, we recorded approximately $4.0 million of research and development costs within Selling, general and administrative expenses in the Consolidated Statement of Operations.

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

The analysis to determine whether or not an asset is impaired requires significant judgment that is dependent on internal forecasts, including estimated future cash flows, estimates of long-term growth rates for our business, the expected life over which cash flows will be realized and assumed royalty and discount rates. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge. While the fair value of these assets exceeds their carrying value based on management’s current estimates and assumptions, materially different estimates and assumptions in the future in response to changing economic conditions, changes in the business, increased competition or loss of market share, product innovation or obsolescence, product claims that result in a significant loss of sales or profitability over the product life or for other reasons could result in the recognition of impairment losses.

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

The Company performs its annual goodwill impairment test required by ASC 350 as of June 30th of each year. As a result of the segment reporting changes in fiscal 2013, goodwill impairment is now tested at the reporting units, which are the same as the operating segments (See Note 12 to the Notes to the Consolidated Financial Statements for further detail regarding the Company’s reportable segments). The fair value of each reporting unit will be calculated using a blend of the income and market approach. Goodwill impairment is indicated if the book value of the reporting unit exceeds its fair value, in which case the goodwill is written down to its estimated fair value. Major assumptions applied in an income approach, using a discounted cash flow analysis, include (i) forecasted growth rates and (ii) forecasted profitability, both of which are estimated based on consideration of historical performance and management’s estimate of future performance, and (iii) discount rates that are used to calculate the present value of future cash flows, which rates are derived based on our estimated weighted average cost of capital. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The major assumptions in the market approach include the selected multiples applied to certain operating statistics, such as revenues and income, as well as an estimated control premium. Considerable management judgment is necessary to evaluate the impact of operating changes and business initiatives in order to estimate future growth rates and profitability which is used to estimate future cash flows and multiples. For example, a significant change in promotional strategy or a shortfall in contracted walnut supply would have a direct impact on revenue growth and operating costs, which would have a direct impact on the profitability of the reporting units. Future business results could significantly impact the evaluation of our goodwill which could have a material impact on the determination of whether a potential impairment existed, and the size of any such impairment.

Employee Benefits

The Company incurs various employment-related benefit costs with respect to qualified pension and deferred compensation plans. Assumptions are made related to discount rates used to value certain liabilities, assumed rates of return on assets in the plans, compensation increases, employee turnover and mortality rates. Different assumptions could result in the recognition of differing amounts of expense over different periods of time.

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

Promotion and Advertising Costs

Promotional allowances, customer rebates, coupons and marketing allowances are recorded at the time the related revenue is recognized and are reflected as reductions of sales. Annual volume rebates, promotion and marketing allowances are recorded based upon the terms of the arrangements. Coupon incentives are recorded at the time of distribution in amounts based on estimated redemption rates. The Company expenses advertising costs as incurred. Payments to reimburse customers for cooperative advertising programs are recorded in accordance with ASC 605-50, “Revenue Recognition — Customer Payments and Incentives.” Advertising

expenses were $43.3 million in fiscal 2014, $41.5 million in fiscal 2013 and $37.9 million in fiscal 2012. Cooperative advertising expenses recorded within advertising expenses were $3.1 million, $3.5 million, and $5.8 million for fiscal 2014, 2013, and 2012, respectively.

Shipping and Handling Costs

Amounts billed to customers for shipping and handling costs are included in net sales. Shipping and handling costs are charged to cost of sales as incurred.

Income Taxes

Diamond accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the consolidated financial statement and tax basis of recorded assets and liabilities at currently enacted tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both the historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary when it is more likely than not that amounts will not be recovered.

There are inherent uncertainties related to the interpretations of tax regulations in the jurisdictions in which the Company operates. Diamond may take tax positions that management believes are supportable but are potentially subject to successful challenge by the applicable taxing authority. Tax positions are evaluated and liabilities are established in accordance with the guidance on uncertainty in income taxes. Diamond reviews these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjusts them accordingly.

Derivative Financial Instruments

In the third quarter of fiscal 2014, Oaktree exercised the warrant issued as part of the Oaktree transaction. Diamond accounted for the warrant as a freestanding derivative financial instrument. Diamond records derivative financial instruments at fair value in the Company’s consolidated balance sheet at the point the transaction is entered into and at the end of all subsequent reporting periods. On a quarterly basis, changes in the fair value of a derivative financial instrument are recorded in current period earnings.

Fair Value of Financial Instruments

The fair value of certain financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate the amounts recorded in the balance sheet because of the relatively short-term nature of these financial instruments. The fair value of the Company’s notes payable and long-term obligations except its Notes at the end of each fiscal period approximates the amounts recorded in the balance sheet based on information available to Diamond with respect to current interest rates and terms for similar financial instruments.

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

Related Party Transactions

In fiscal 2014 and fiscal 2013, three members of the Diamond Board of Directors were growers or affiliates of growers from whom Diamond purchased walnuts from in the ordinary course of business. In fiscal 2014, fiscal 2013 and fiscal 2012, costs associated with the acquisition of walnuts from these related parties were approximately $18.7 million for the 2013 crop, $15.5 million for the 2012 crop and $4.7 million for the 2011 crop respectively, of which $3.5 million and $4.4 million were included in payables as of July 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. The Company adopted this guidance in fiscal 2014 and the adoption did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-011, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This new guidance provides specific financial statement presentation requirements for an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, “Compensation — Stock Compensation (Topic 718).” The new guidance provides new criteria for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

(2) Financial Instruments

In May 2012, Diamond closed an agreement to recapitalize its balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”). The Oaktree investment initially consisted of $225 million of newly-issued senior notes (“Oaktree Senior Notes”) and a warrant to purchase 4,420,859 shares of Diamond common stock (the “Warrant Shares”). The warrant was issued to Oaktree in connection with the Securities Purchase Agreement dated May 22, 2012 (“Securities Purchase Agreement”), under which Diamond issued the Oaktree Senior Notes. The warrant was accounted for as a derivative liability and was re-measured at fair value each reporting period with gains and losses recorded in net income. On February 9, 2014, Diamond entered into a warrant exercise agreement with Oaktree (the “Warrant Exercise Agreement”), which closed on February 19, 2014, pursuant to which Oaktree agreed to exercise the warrant to purchase the Warrant Shares, by paying, in cash, the exercise price of approximately $44.2 million less a cash exercise and contractual modification inducement fee of $15 million (the “Warrant Exercise Transaction”). The Company re-measured the warrant at fair value on February 18, 2014, the day prior to the completion of the refinancing transaction, and recorded a loss of $2.0 million on the Company’s Consolidated Statement of Operations in the third quarter of fiscal 2014. For fiscal 2014, the Company recorded a total loss of $25.9 million associated with the changes in fair value of the warrant liability. As a result of the warrant exercise, the Company no longer has a liability associated with the warrant as of July 31, 2014. See Note 4 to the Notes to the Consolidated Financial Statements for the impact to the Company’s calculation of earnings per share as a result of the issuance of these shares.

In July 2012, the Company entered into an interest rate cap agreement, in accordance with Company policy, to mitigate the impact of LIBOR-based interest expense fluctuations on Company profitability. This swap agreement had a total notional amount of $100 million and was entered into to mitigate the interest rate impact of the Company’s variable rate bank debt. The Company accounts for the interest rate cap as a non-hedging derivative. On July 31, 2014, the interest rate cap agreement expired.

In February 2013, the Company purchased 164 corn call option commodity derivatives. This purchase is in accordance with Company policy to mitigate the market price risk associated with the anticipated raw material purchase requirements, specifically to mitigate the market price risk of future corn purchases expected to be made by the Company. This agreement had a total notional amount of approximately $0.3 million. These corn call options were sold as of the third quarter of fiscal 2014. The Company accounts for commodity derivatives as non-hedging derivatives.

In the fourth quarter of fiscal 2013, the Company sold 42 corn call options commodity derivatives. The amount of loss recognized in income associated with this sale was $0.1 million.

In January 2014, the Company purchased an additional 164 corn call option commodity derivatives. This purchase is in accordance with Company policy to mitigate the market price risk associated with the anticipated raw material purchase requirements. Specifically to mitigate the market price risk of future corn purchases expected to be made by the Company. This agreement had a total notional amount of approximately $0.3 million. The Company accounts for commodity derivatives as non-hedging derivatives. In the fourth quarter of fiscal 2014, the Company sold 64 corn call option commodity derivatives. The amount of loss recognized in income associated with this sale was $0.1 million. As of July, 31, 2014, the Company had 100 corn call option commodity derivatives outstanding.

The fair values of the Company’s derivative instruments for fiscal 2014 and fiscal 2013 were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		2014	2013
Derivatives not designated as hedging instruments:
Commodity contracts	Prepaid and other current assets	$11	$29
Interest rate contracts	Other long-term assets	—	—
Warrants	Warrant liability	—	(58,147)

Total derivatives not designated as hedging instruments		$11	$(58,118)

Total derivatives		$11	$(58,118)

The effects of the Company’s derivative instruments on the Consolidated Statements of Operations for fiscal 2014, fiscal 2013 and fiscal 2012 were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Income (Loss) Recognized in Income on Derivative
		2014	2013	2012
Commodity contracts	Selling, general and administrative	$(725)	$(235)	$192
Interest rate contracts	Interest expense	—	(9)	(43)
Foreign currency contracts	Interest expense	—	—	(10)
Warrants	Loss on warrant liability	(25,933)	(11,326)	(10,360)

Total		$(26,658)	$(11,570)	$(10,221)

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of July 31, 2014, there were no cash equivalents. The Company’s derivative assets (liabilities) measured at fair value on a recurring basis was $11 thousand as of July 31, 2014, and $29 thousand as of July 31, 2013.

The Company values the commodity derivatives using Level 2 inputs. The notional amount of commodity contracts is calculated utilizing the number of contracts, as measured in bushels, multiplied by the price of corn per bushel obtained from the Chicago Mercantile Exchange.

In August 2013, the Company obtained preliminary approval to settle the action In re Diamond Foods Inc., Securities Litigation (“Securities Settlement”). Pursuant to the terms of the Securities Settlement, the Company agreed to pay a total of $11.0 million in cash and issue 4.45 million shares of common stock to resolve all claims asserted on behalf of investors who purchased the Company’s stock between October 5, 2010 and February 2012. The stock portion of the Securities Settlement was recorded within Accounts payable and accrued liabilities, as a liability and was re-measured at fair value each reporting period with gains and losses recorded in net income until the settlement became effective. The stock portion of the Company’s Securities Settlement was measured at fair value on a recurring basis. The Company had elected to use the market approach to value the stock portion of the Securities Settlement. The valuation was considered Level 1 due to the use of quoted prices in an active market for identical assets at the measurement date. The court issued an order granting final approval of the Securities Settlement on January 21, 2014, and the appeal period expired on February 20, 2014, at which time the Securities Settlement became effective. The value of the 4.45 million shares of common stock as of February 20, 2014 was $123.3 million, $85.1 million as of July 31, 2013, and was recorded in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. In fiscal 2014, the Company recorded a loss of $38.1 million as a result of the change in the fair value of the stock settlement, derecognized the liability and insurance receivable associated with the Securities Settlement, and on February 21, 2014, issued the 4.45 million shares to a settlement fund. See Note 4 to the Notes to the Consolidated Financial Statements for the impact to the Company’s calculation of earnings per share as a result of the issuance of these shares.

The Company performed a final re-measurement of its warrant liability on February 18, 2014 as result of the Warrant Exercise Transaction. The warrant liability measured at fair value on a recurring basis was nil as of July 31, 2014, $84.1 million as of February 18, 2014, and $58.1 million as of July 31, 2013. The Company had elected to use the income approach to value the warrant liability and used the Black-Scholes option valuation model. This valuation was considered Level 3 due to the use of certain unobservable inputs. Inputs into the Black-Scholes model included: remaining term, stock price, strike price, maturity date, risk-free rate, and expected volatility. The significant Level 3 unobservable inputs previously used in the valuation were expected volatility and the probability to exchange $75 million of the senior notes for convertible preferred stock upon achievement of certain profitability targets (the “Special Redemption”). The expected volatility used to measure the warrant liability at fair value was 45.0% and 45.6% as of February 18, 2014 and July 31, 2013, respectively. As provided in the Oaktree agreements, based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur. As such, the probability of Special Redemption was not applicable for the warrant liability valuations performed as of February 18, 2014 and July 31, 2013.

The following is a reconciliation of the warrant liability activity, measured at fair value based on Level 3 inputs in fiscal year 2014 and 2013:

	Warrant Liability
	2014	2013
Beginning Balance	$(58,147)	$(46,821)
Total gains or (losses) (realized/unrealized)
Included in earnings	(25,933)	(11,326)
Purchases, issuances, sales and settlements Settlements	84,080	—

Ending Balance	$—	$(58,147)

Total amount of gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$(11,326)

Assets and Liabilities Disclosed at Fair Value

The fair value of certain financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate the amounts recorded in the balance sheet because of the relatively short term nature of these financial instruments. The fair value of notes payable and long-term obligations at the end of each fiscal period approximates the amounts recorded in the balance sheet based on information available to Diamond with respect to current interest rates and terms for similar financial instruments, except for the 7.000% Senior Notes (the “Notes”) issued during the third quarter of fiscal 2014. The Company measured the $230.0 million Notes based on level 3 inputs, and determined the fair value was $228.8 million as of July 31, 2014. The fair value was estimated using a discounted cash flow methodology with unobservable inputs including the market yield and redemption date. The discounted cash flow used a risk adjusted yield to present value the contractual cash flows. Refer to Note 6 to the Notes to the Consolidated Financial Statements for further discussion on the Notes.

As a result of the refinancing, the total indebtedness outstanding under the Oaktree Senior Notes was paid in full in the third quarter of fiscal 2014. See Note 6 to the Notes to the Consolidated Financial Statements for further information regarding the refinancing transaction.

The following table presents the carrying value and fair value of outstanding Oaktree Senior Notes as of July 31, 2014, and July 31, 2013:

	Year Ended July 31,		Year Ended July 31,
	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Note	N/A	N/A	121,266	150,295
Redeemable Note	N/A	N/A	89,660	75,147

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

In 2005, the Company began granting shares of restricted stock and stock options under the Plan. The shares of restricted stock vest over three, four or five-year periods. The stock options expire in ten years and vest over three, four or five years. As of July 31, 2014, options to purchase 1,495,791 shares of common stock were outstanding, of which 835,518 were exercisable. At July 31, 2014, the Company had 1,514,563 shares available for future grant under the Plan.

ASC 718, “Compensation — Stock Compensation,” requires the recognition of compensation expense in an amount equal to the fair value of share-based awards. Beginning with the Company’s adoption of ASC 718 in August 2005, the fair value of all stock options granted subsequent to August 1, 2005 is recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. The guidance requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period, generally three, four or five years from date of grant or award. The Company recorded total stock-based compensation expense of $7.5 million, $4.1 million, and $9.2 million for fiscal 2014, 2013 and 2012, respectively.

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

Assumptions used in the Black-Scholes model are presented below for fiscal:

	2014	2013	2012
Average expected life, in years	5.50-6.06	5.50-6.06	6
Expected volatility	54.53%-55.84%	52.99%-55.48%	49.59%
Risk-free interest rate	1.69%- 2.04%	0.83%- 1.69%	1.13%
Dividend rate	0.00%	0.00%	0.20%

The following table summarizes stock option activity during fiscal 2014, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at July 31, 2011	1,771	27.34	6.3	$78,551
Granted	371	68.73
Exercised	(2)	27.94
Cancelled	(61)	57.33

Outstanding at July 31, 2012	2,079	33.85	5.8	$123

Granted	738	15.10
Exercised	(125)	16.20
Cancelled	(1,235)	33.61

Outstanding at July 31, 2013	1,457	26.06	6.9	$4,757

Granted	260	23.51
Exercised	(73)	17.41
Cancelled	(148)	38.71

Outstanding at July 31, 2014	1,496	24.79	7.2	$11,078

Exercisable at July 31, 2012	1,448	24.36	4.5	$123
Exercisable at July 31, 2013	672	30.43	4.9	$1,220
Exercisable at July 31, 2014	836	27.23	6.1	$5,674

The weighted average grant date fair value of options granted during fiscal 2014, 2013 and 2012 was $12.29, $7.81, and $28.50, respectively. The total intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $0.6 million, $0.3 million and $0.1 million, respectively. The total fair value of options vested during fiscal 2014, 2013 and 2012 was $3.6 million, $5.4 million and $4.8 million, respectively.

Changes in the Company’s nonvested options during fiscal 2014 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Nonvested at July 31, 2013	785	$10.51
Granted	260	12.29
Vested	(336)	10.80
Cancelled	(49)	13.97

Nonvested at July 31, 2014	660	$10.81

As of July 31, 2014, there was $6.0 million of total unrecognized compensation cost net of forfeitures related to nonvested stock options, which is expected to be recognized over a weighted average period of 2.2 years. Cash received from option exercises was $1.3 million, $2.0 million and $43 thousand for fiscal 2014, 2013 and 2012, respectively.

Restricted Stock Awards: Restricted stock activity during fiscal 2014, 2013 and 2012 is summarized as follows:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding at July 31, 2011	393	$32.96	—	$—
Granted	138	46.93	16	74.62
Vested	(125)	28.54	—	—
Cancelled	(26)	52.22	(3)	74.62

Outstanding at July 31, 2012	380	38.18	13	74.62
Granted	356	14.81	233	14.78
Vested	(179)	27.30	(2)	74.62
Cancelled	(150)	38.83	(26)	22.40

Outstanding at July 31, 2013	407	22.25	218	16.87
Granted	100	21.19	198	21.63
Vested	(104)	25.50	(52)	16.89
Cancelled	(37)	27.80	(54)	17.94

Outstanding at July 31, 2014	366	$20.47	310	$19.72

The total intrinsic value of restricted stock vested in fiscal 2014, 2013 and 2012 was $2.7 million, $3.0 million and $7.6 million, respectively.

As of July 31, 2014, there was $5.3 million of unrecognized compensation cost net of forfeitures related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of 2.4 years. As of July 31, 2014, there was $4.6 million of unrecognized compensation cost net of forfeitures related to non-vested restricted stock units, which is expected to be recognized over a weighted average period of 2.9 years. Cash received to settle stock awards were $100, $400, $100 for fiscal 2014, 2013, and 2012, respectively.

(4) Earnings Per Share

ASC 260, “Earnings Per Share,” impacts the determination and reporting of earnings (loss) per share by requiring the inclusion of participating securities, which have the right to share in dividends, if declared, equally with common shareholders. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). ASC 260 also impacts the determination and reporting of earnings (loss) per share by requiring inclusion of the impact of changes in fair value of warrant liabilities, such as the Oaktree warrant liability described in Note 2 to the Notes to the Consolidated Financial Statements. Including these participating securities and changes in warrant liability in the Company’s earnings per share calculation has the effect of reducing earnings and increasing losses on both basic and diluted earnings (loss) per share.

The computations for basic and diluted earnings per share are as follows:

	Year Ended July 31,
	2014	2013	2012
Numerator:
Net loss	$(164,702)	$(159,911)	$(86,336)
Less: income allocated to participating securities	—	—	—

Loss attributable to common shareholders — basic	(164,702)	(159,911)	(86,336)
Add: undistributed income attributable to participating securities	—	—	—
Less: undistributed income reallocated to participating securities	—	—	—

Loss attributable to common shareholders — diluted	$(164,702)	$(159,911)	$(86,336)

Denominator:
Weighted average shares outstanding — basic	26,033	21,813	21,692
Dilutive shares — stock options	—	—	—

Weighted average shares outstanding — diluted	26,033	21,813	21,692

Loss per share attributable to common shareholders (1):
Basic	$(6.33)	$(7.33)	$(3.98)
Diluted	$(6.33)	$(7.33)	$(3.98)

(1)	Computations may reflect rounding adjustments.

Options to purchase 1,495,791, 1,457,076, and 2,079,535 shares of common stock were outstanding at July 31, 2014, 2013 and 2012, respectively. Because the Company was in a loss position for fiscal 2014, 2013 and 2012, stock options and restricted stock units outstanding were excluded in the computation of diluted loss per share because their effect would be antidilutive. Additionally, as the Company was in a loss position and the change in the fair value of the warrant liability resulted in a loss for fiscal 2014, 2013 and 2012, a numerator adjustment was not made to the diluted loss per share calculation.

Options to purchase 308,685, 978,024, and 776,184, shares of common stock were not included in the computation of diluted earnings per share for fiscal 2014, 2013, and 2012, respectively, because their exercise prices were greater than the average market price of Diamond’s common stock and therefore their effect would be antidilutive.

On January 21, 2014 the court issued an order granting final approval of the Securities Settlement and the appeal period expired on February 20, 2014, at which time the Securities Settlement became effective. On February 21, 2014 the Company issued the 4.45 million shares of common stock to a settlement fund pursuant to the terms of the approved Securities Settlement. Accordingly, the 4.45 million shares were included in the computation of basic and diluted loss per share calculation beginning in the third quarter of fiscal 2014.

On February 19, 2014, the Company closed the Warrant Exercise Agreement, pursuant to which Oaktree agreed to exercise in full its warrant to purchase an aggregate of 4,420,859 shares of Diamond common stock, by paying in cash the exercise price of approximately $44.2 million less a cash exercise and contractual modification inducement fee of $15.0 million. Accordingly, the 4,420,859 shares were included in the computation of basic and diluted loss per share calculation beginning in the third quarter of fiscal 2014.

(5) Intangible Assets and Goodwill

The changes in the carrying amount of goodwill were as follows:

	Snacks	Nuts	Total
Balance as of August 1, 2012
Goodwill	—	—	$403,158

			403,158

Goodwill acquired during the year	—	—	—
Impairment losses	—	—	—
Translation adjustments	(2,033)	—	(2,033)

Balance as of July 31, 2013
Goodwill	328,490	72,635	401,125

	$328,490	$72,635	$401,125

Balance as of August 1, 2013
Goodwill	328,490	72,635	401,125

	328,490	72,635	401,125

Goodwill acquired during the year	—	—	—
Impairment losses	—	—	—
Translation adjustments	9,595	—	9,595

			—
Balance as of July 31, 2014			—
Goodwill	338,085	72,635	410,720

	$338,085	$72,635	$410,720

Other intangible assets consisted of the following at July 31:

	2014	2013
Brand intangibles (not subject to amortization):	$266,603	$297,577
Intangible assets subject to amortization:
Customer contracts and related relationships	163,600	157,838

Total other intangible assets, gross	430,203	455,415

Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(37,845)	(29,771)
Less asset impairments:
Brand intangibles	—	(36,000)
Customer contracts and related relationships	—	(1,560)

Total other intangible assets, net	$392,358	$388,084

Identifiable intangible asset amortization expense in each of the five succeeding years will amount to approximately $8.2 million. For fiscal 2014, 2013 and 2012, the amortization period for identifiable intangible assets was approximately 20 years with amortization expense of approximately $8.1 million, $8.0 million and $8.0 million recognized, respectively.

The Company also performed its 2014 annual impairment test of goodwill and non-amortizing intangible assets required by ASC 350 as of June 30, 2014. There was no goodwill impaired during fiscal 2014, 2013, and 2012. In fiscal 2013, the Company determined that the Kettle U.S. trade name within the Snacks segment was impaired based on a decrease in forecasted future revenues. The Company recorded a $36.0 million impairment charge within the asset impairment line on the consolidated statement of operations. The inputs used to measure the fair value of the Kettle U.S. trade name were largely unobservable, and accordingly, this measure was classified as Level 3. The fair value of the Kettle U.S. trade name was estimated based on the relief from royalty method, which models the cash flows from the brand intangibles assuming royalties were received under a licensing arrangement. This discounted cash flow analysis, uses inputs such as forecasted future revenues attributable to the brand, assumed royalty rates and a risk-adjusted discount rate that approximates the estimated cost of capital. The unobservable inputs used in this valuation included projected revenue growth rates, royalty rates, and the discount rate. The Company used a discount rate of 11%.

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

(6) Notes Payable and Long-Term Obligations

Long-term debt outstanding as of July 31:

	2014	2013
Secured Credit Facility	$—	$369,454
Oaktree Senior Notes	—	210,926
Guaranteed Loan	8,333	10,557
ABL Facility	6,000	—
Notes	230,000	—
Term Loan Facility, net	403,082	—

Total outstanding debt	647,415	590,937
Less: current portion	(10,088)	(5,860)

Total long-term debt	$637,327	$585,077

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

As of July 31, 2014, the current portion of long-term debt is presented net of an unamortized discount of $0.5 million related to the Term Loan Facility’s stated original issue discount of $2.0 million. The non-current portion of long-term debt is presented net of an unamortized discount of $1.4 million.

Additionally, in accordance with ASC 470-50-40-2 – Debt – Modifications and Extinguishments, as a result of certain lenders that participated in the Company’s refinanced debt structure both prior to and after the restructuring, it was determined that a portion of the debt refinancing was considered to be a debt modification. Accordingly, the Company recorded approximately $3.6 million, of the Oaktree call premium that is associated with the modified debt (Term Loan Facility) as a contra-debt liability. As of July 31, 2014, the current portion of long-term debt is presented net of these unamortized creditor fees of $0.8 million and the non-current portion of long-term debt is presented net of these unamortized creditor fees of $2.5 million.

In accordance with the guidance, approximately $5.2 million related the Company’s previous original issue discount on the Oaktree Notes was also determined to be associated with the modified debt (Term Loan Facility) as a contra-debt liability. As of July 31, 2014, the current portion of long-term debt is presented net of this unamortized discount of $1.1 million and the non-current portion of long-term debt is presented net of $3.6 million.

These balances are presented on the Company’s Consolidated Balance Sheets as a contra-debt liability and will be amortized within Interest expense, net on the Company’s Consolidated Statement of Operations over the term of the Term Loan Facility.

Net interest expense for fiscal 2014, 2013, & 2012:

	2014	2013	2012
Secured Credit Facility	$14,455	$29,811	$27,857
Oaktree Debt	18,510	26,375	6,163
Guaranteed Loan	473	721	971
ABL Facility	493	—	—
Notes	7,672	—	—
Term Loan Facility	9,897	—	—
Interest income	(3)	(11)	(46)
Capitalized interest	(114)	(423)	(1,673)
Other	586	1,452	704

Interest expense, net	$51,969	$57,925	$33,976

Annual maturities of long-term debt as of July 31, 2014 are as follows:

2015	$6,486
2016	6,604
2017	6,729
2018	5,114
2019	626,325
Thereafter	—

Total	$651,258	(1)

(1)	Balance represents principal maturities and does not include contra-debt liabilities associated with the Term Loan Facility.

Description of Refinancing

On February 19, 2014, the Company refinanced its debt capital structure. The Company entered into a 4.5 year senior secured asset-based revolving credit facility (the “ABL Facility”) in an aggregate principal amount of $125 million, a 4.5 year senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $415 million, and issued $230 million in 7.000% Senior Notes due March 2019 (the “Notes”). Pursuant to the Warrant Exercise Agreement, OCM PF/FF Adamantine Holdings, Ltd. (a subsidiary of Oaktree) exercised its warrant to purchase 4,420,859 shares of Diamond’s common stock at the $10 exercise price per share for $44.2 million, less a warrant cash exercise and contractual modification inducement fee of

$15 million. The Warrant Exercise Transaction closed on February 19, 2014, concurrent with the refinancing transactions and the Company derecognized the warrant liability of approximately $84.1 million on that date.

Diamond used the net proceeds of the Term Loan Facility, the Notes and the Warrant Exercise Transaction to (1) prepay approximately $348 million of indebtedness outstanding under, and terminate, the Secured Credit Facility, (2) prepay approximately $276 million of indebtedness outstanding under, and terminate, the Oaktree Senior Notes, (3) pay approximately $32.3 million of prepayment premiums to the holders of the Oaktree Senior Notes, and (4) pay fees related to the preparation, negotiation, execution and delivery of the definitive documentation for the Term Loan Facility, the Notes and the ABL Facility. In accordance with ASC 835-30-45-3 Imputation of Interest—Other Presentation Matters, the Company incurred $16.6 million of new debt issuance costs associated with the February 2014 debt refinancing. $2.1 million of these debt issuance costs were expensed to Loss on debt extinguishment based on the portion of the refinancing that was considered a debt modification for those lenders that had continued participation in the Company’s refinanced debt structure. The remaining $14.5 million debt issuance costs were recorded as deferred financing charges and will be amortized over the life of the respective new debt agreements into Interest expense, net. Debt issuance costs largely included arrangement fees paid to underwriters, legal fees, accounting fees, consulting fees, and printing fees. The Company recorded the current portion of these costs in Prepaid expenses and other current assets and the non-current portion was recorded in Other long-term assets in the Company’s Consolidated Balance Sheets.

In accordance with ASC 470-50-40-2 – Debt – Modifications and Extinguishments, the Company recorded a Loss on debt extinguishment of $83.0 million in the Consolidated Statement of Operations in the third quarter of fiscal 2014. Of the $83.0 million, approximately $70.3 million related to the extinguishment of the Oaktree Senior Notes, $10.6 million related to non-cash charges resulting from write-offs of unamortized transaction costs and fees, and $2.1 million related to new third party debt issuance costs.

The $70.3 million included $28.7 million related to the prepayment premium associated with the extinguished debt that the Company paid to the holders of the Oaktree Senior Notes and approximately $41.6 million related to the difference between the net carrying value and the repayment price of the Oaktree Senior Notes. The Company originally recorded the Oaktree Senior Notes at an amount that was $43.2 million lower than the contractual repayment amount due to the allocation of proceeds of $36.5 million to the Oaktree warrant and an original issue discount of $6.7 million. Subsequently, additional discount of $6.8 million was created related to the paid-in-kind interest that was added to the debt. The Company also paid a total call premium of $32.3 million of which $3.6 million related to the portion of the refinancing that was considered a debt modification and accordingly the Company recorded a contra-debt liability on its Consolidated Balance Sheets. The remaining call premium of $28.7 million was recorded as a Loss on debt extinguishment in the third quarter of fiscal 2014.

Loss on debt extinguishment for fiscal 2014 is as follows:

2014
Call premium — Oaktree Notes	$28,660
Difference between reacquisition price and carrying value — Oaktree Notes	41,631
Unamortized transaction costs — Oaktree	8,635
Unamortized transaction costs — Secured Credit Facility	2,011
New transaction costs — Term Loan, ABL,High Yield Notes	2,067

Loss on debt extinguishment	$83,004

Debt After Refinancing

In December 2010, Kettle Foods entered into, and Diamond guaranteed, a 10-year fixed rate guaranteed loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $8.3 million was outstanding as of July 31, 2014. Principal and interest payments were due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account and were made available as expenditures were approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash was classified as non-current on the balance sheet. In December 2012, the remaining balance within the escrow account was released back to the lender and was used to pay down the outstanding loan balance. Also, as part of the paydown, the Company paid a 4% prepayment penalty, which was recorded in Interest expense, net.

The Guaranteed Loan provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility, as defined below. The financial covenants within the Guaranteed Loan were reset to match those in the Waiver and Third Amendment to its Secured Credit Facility, as described in more detail below.

Additionally, on February 19, 2014, Diamond closed the Warrant Exercise Agreement, pursuant to which Oaktree agreed to exercise in full its warrant to purchase an aggregate of 4,420,859 shares of Diamond common stock, by paying in cash the exercise price of approximately $44.2 million less a cash exercise and contractual modification inducement fee of $15.0 million. The warrant was issued to Oaktree in connection with the Securities Purchase Agreement, dated May 22, 2012 (“Securities Purchase Agreement”), under which Diamond issued the Oaktree Senior Notes. The $15.0 million inducement fee is included within Warrant exercise fee on the Company’s Consolidated Statement of Operations.

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

Under the ABL Facility, Diamond may elect that the loans bear interest at a rate per annum equal to: (i)the LIBOR Rate plus the applicable margin; or (ii) the Base rate plus applicable margin. “LIBOR Rate” means the rate per annum equal to (i) the Intercontinental Exchange Benchmark Administration Ltd. LIBOR Rate (“ICE LIBOR”), at approximately 11:00 a.m., London time, two Business Days prior to the commencement of the requested Interest Period.“Base Rate” means the greatest of (a) the Federal Funds Rate plus 0.5%, (b) the LIBOR Rate (which rate shall be calculated based upon an interest period of 1 month and shall be determined on a daily basis), plus 1.00%, and (c) the rate of interest announced, from time to time, by Wells Fargo at its principal office in San Francisco as its “prime rate”. The LIBOR Rate shall be available for interest periods of one week or, one, two, three or six months and, if all lenders agree, twelve months. “Applicable Margin” means, as of any date of determination and with respect to Base Rate Loans or LIBOR Rate Loans, as applicable, the applicable margin set forth in the following table that corresponds to the Average Daily Net Availability of Borrower for the most recently completed fiscal quarter period.

The Term Loan Facility and ABL Facility provide for customary affirmative and negative covenants. The Term Loan Facility has customary cross default provisions and the ABL Facility contains cross-acceleration provisions, in each case that may be triggered if Diamond fails to comply with obligations under its other credit facilities or indebtedness. The Term Loan Facility has a first priority perfected lien on substantially all property, plant and equipment, capital stock, intangibles and second priority lien on the ABL Priority Collateral, subject to customary exceptions. The ABL Facility requires Diamond to maintain a minimum fixed charge coverage ratio of 1.1:1 if at any time excess availability is less than 10% of maximum availability; and requires Diamond to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if excess availability falls below 12.5% of maximum availability for a period of five business days. The ABL Facility is secured by a first-priority lien on accounts receivable, inventory, cash and deposit accounts and a second-priority lien on all real estate, equipment and equity interests of the Company under, and guarantors of, the ABL Facility.

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

For fiscal 2014, the blended interest rate for the Company’s consolidated long-term borrowings; including obligations under the Company’s refinanced debt capital structure was 5.43%. For fiscal 2013, the blended interest rate for the Company’s consolidated long-term borrowings, excluding the Oaktree debt was 6.73%. For fiscal 2014 and fiscal 2013, the blended interest rate for the Company’s short-term borrowings was 6.07% and 6.69%, respectively. As of July 31 2014, the Company was compliant with financial and reporting covenants under the new refinanced debt structure.

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

The Secured Credit Facility and the Securities Purchase Agreement provided for customary affirmative and negative covenants, and cross default provisions that could be triggered if we failed to comply with obligations under the other credit facilities or indebtedness. The Secured Credit Facility and the Securities Purchase Agreement included a covenant that restricted the amount of other indebtedness (including capital leases and purchase money obligations for fixed or capital assets), to no more than $25 million. The accounting treatment for the seven-year equipment lease for our Salem, Oregon plant (the “Kettle U.S. Lease”) and the five-year equipment lease for our Norfolk, United Kingdom plant (the “Kettle U.K. Lease”) caused us to be in default of the covenants limiting other indebtedness. These defaults were waived, with respect to the Kettle U.K. Lease on July 27, 2012 (“Fourth Amendment”) and with respect to the Kettle U.S. Lease on August 23, 2012 (“Fifth Amendment”). Additionally, the Secured Credit Facility and the Securities Purchase Agreement were each amended to allow us to incur up to $31 million of capital leases and purchase money obligations for fixed or capital assets, which amount was reduced from and after December 31, 2013 (a) to $25 million under the Secured Credit Facility and (b) to $27.5 million under the Securities Purchase Agreement. As a result of the refinancing, as of July 31, 2014 we no longer had outstanding obligations under the Secured Credit Facility.

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

In May 2012, Diamond entered into the Waiver and Third Amendment to its Secured Credit Facility (the “Third Amendment”), pursuant to which the revolving credit facility initially was reduced from $285 million to $255 million. The Third Amendment provided for subsequent further reductions in the revolving line of credit in

July 2013 and on January 31, 2014. In May 2012, Diamond made a $100 million pre-payment on the term loan facility as part of the Third Amendment. In addition, scheduled principal payments on the term loan facility were $0.9 million (due quarterly), with the remaining principal balance and any outstanding loans under the revolving credit facility to be repaid on February 25, 2015. Substantially all of the Company’s tangible and intangible assets were considered collateral security under the Secured Credit Facility. Additionally, the Third Amendment provided for a lower level of total bank debt, initially at $475 million, along with substantial covenant relief. In the second quarter of fiscal 2013, these covenants reset from the levels set forth in the Third Amendment (initially 4.70 to 1.00 for the Consolidated Senior Leverage Ratio declining each quarter, ultimately to 3.25 to

1.00 in the quarter ended July 31, 2014, and thereafter, and 2.00 to 1.00 for the fixed charge coverage ratio). The Third Amendment included a covenant requiring that Diamond have at least $20 million of cash, cash equivalents and revolving credit availability at all times beginning February 1, 2013. In addition, the Third Amendment required a $100 million pre-payment of the term loan facility, while reducing the remaining scheduled principal payments from $10 million to $0.9 million. The Third Amendment also amended the definition of “Applicable Rate” under the Secured Credit Agreement (which sets the margin over the London Interbank Offered Rate (“LIBOR”) and the base rate at which loans under the Secured Credit Agreement bear interest). Under the Third Amendment, initially, Eurodollar rate loans bore interest at 5.50% plus the LIBOR for the applicable loan period, and base rate loans bore interest at 450 basis points plus the highest of (i) the Federal Funds Rate plus 50 basis points, (ii) the Prime Rate, (iii) Eurodollar Rates plus 100 basis points. The LIBOR rate was subject to a LIBOR floor, initially 125 basis points (the “LIBOR Floor”). The applicable rate would decline, if and when Diamond was to achieve reductions in its ratio of senior debt to EBITDA, as defined in the Third Amendment. The Third Amendment also eliminated the requirement that proceeds of future equity issuances be applied to repay outstanding loans, and waived certain covenants in connection with Diamond’s restatement of its consolidated financial statements. As a result of the refinancing noted above, the Company had no indebtedness outstanding under the Secured Credit Facility as of July 31, 2014.

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

The Secured Credit Facility provides for customary affirmative and negative covenants and cross default provisions that may be triggered if Diamond fails to comply with obligations under their other credit facilities or indebtedness. Beginning on October 31, 2013, the Company’s senior debt to consolidated EBITDA ratio (“Consolidated Senior Leverage Ratio”), as defined in the Third Amendment, will be limited to no more than 4.70 to 1.00 and the fixed charge coverage ratio to no less than 2.00 to 1.00. The Consolidated Senior Leverage Ratio covenant will decline each quarter, ultimately to 3.25 to 1.00 in the quarter ended July 31, 2014.

(7) Balance Sheet Items

Inventories consisted of the following as of July 31:

	2014	2013
Raw materials and supplies	$40,503	$30,918
Work in process	24,946	28,058
Finished goods	61,117	58,577

Total	126,566	117,553
Less inventory reserves	(2,293)	(2,097)

Inventories, net	$124,273	$115,456

Accounts payable and accrued liabilities consisted of the following as of July 31:

	2014	2013
Accounts payable	$64,673	$75,833
Securities litigation settlement	—	96,129
Accrued salaries and benefits	13,364	16,087
Accrued promotion	22,638	18,883
Accrued taxes	4,706	9,160
Accrued interest	7,336	109
Accrued current lease obligations	2,620	2,306	(1)
Other	2,340	2,035

Total	$117,677	$220,542

(1)	Long-term portion of capital lease obligations are reflected in Other liabilities on the the Consolidated Balance Sheets.

(8) Property, Plant and Equipment

Property, plant and equipment consisted of the following as of July 31:

	2014	2013
Land and improvements	$11,622	$9,823
Buildings and improvements	59,260	56,745
Machinery, equipment and software	217,159	214,294
Construction in progress	16,368	2,024
Capital leases	16,678	14,420 (1)

Total	321,087	297,306
Less accumulated depreciation	(184,088)	(163,145)
Less accumulated amortization	(5,108)	(1,936)

Property, plant and equipment, net	$131,891	$132,225

(1)	Gross amounts of assets recorded under capital leases represent machinery, equipment and software as of July 31, 2014 and July 31, 2013.

For fiscal 2014, 2013 and 2012, depreciation expense was $23.4 million, $25.6 million and $20.3 million, respectively.

During fiscal 2013, the Company accelerated the remaining useful lives of leasehold and building improvement assets at the Fishers facility. Refer to Note 9 to the Notes to the Consolidated Financial Statements for further discussion on the Fishers facility closure.

9) Fishers Facility Closure

On October 25, 2012, Diamond announced a plan to consolidate its manufacturing operations within the Nuts reportable segment, and to close its facility in Fishers, Indiana. Certain manufacturing equipment at Fishers has been relocated to Diamond’s facility in Stockton, California. During fiscal 2012, Diamond recorded asset impairment charges of $10.1 million associated with Fishers equipment that was not moved to the Stockton facility. The fair value of the equipment was determined by management utilizing a combination of price quotes and a discounted cash flow analysis. Within selling, general and administrative expenses, the Company recorded severance expenses of $1.2 million related to Fishers employees in fiscal 2013 and made payments of $1.0 million related to severance expenses in fiscal 2013.

In fiscal 2013, the Company accelerated the remaining useful lives of leasehold and building improvement assets at the Fishers facility to correspond with the estimated cease use date, and recorded additional depreciation expense of $0.9 million, respectively, within Selling, general and administrative expenses. In the third quarter of fiscal 2013, the Company also recorded an intangible asset impairment charge of $1.6 million, within asset impairments in the Company’s Consolidated Statement of Operations, associated with customer contracts and related relationships. This impairment charge represented a write down of the total net book value of the intangible asset as of April 30, 2013, within the Nuts reportable segment. This impairment charge was recognized in conjunction with the Fishers facility closure because certain products were no longer being produced and therefore would not generate future cash flows after the closure of this facility. In fiscal 2013, the Company also classified approximately $0.7 million of assets as held for sale. The Company sold these assets in fiscal 2013 for a gain of $0.3 million.

In the third quarter of fiscal 2013, the Company recorded an additional charge of $4.9 million associated with the Fishers facility future lease obligations in the third quarter of fiscal 2013 when the cease-use date occurred, within Selling, general and administrative expenses. This charge included an estimate of sublease rental income. The future cash lease and maintenance related payments made by the Company will reduce this liability. In the second quarter of fiscal 2014, the Company entered into an agreement to sublease a portion of the Fishers facility. Accordingly, the Company updated the assumptions used to arrive at the Fishers facility future lease obligation for the sublease rental income and determined no adjustment was considered necessary to the liability that was originally recorded in fiscal 2013.

As of July 31, 2014 the Company has outstanding $3.4 million associated with the Fishers facility future lease obligation. As of July 31, 2013, the exit of the Fishers facility was complete.

(10) Income Taxes

The components of loss before income taxes, by tax jurisdiction, are as follows for the fiscal years ended July 31:

	2014	2013	2012
United States	$(142,026)	$(152,337)	$(65,182)
Foreign	(20,285)	(23,852)	(19,431)

Total	$(162,311)	$(176,189)	$(84,613)

Income tax expense/(benefit) consisted of the following for the fiscal years ended July 31:

	2014	2013	2012
Current
Federal	$5	$(1,379)	$(2,388)
State	(54)	(4)	813
Foreign	416	(162)	(5,363)

Total current	367	(1,545)	(6,938)

Deferred
Federal	2,843	(9,231)	(768)
State	439	(740)	13,624
Foreign	(1,258)	(4,762)	(4,195)

Total deferred	2,024	(14,733)	8,661

Total tax provision	$2,391	$(16,278)	$1,723

A reconciliation of the statutory federal income tax rate of 35% to Diamond’s effective income tax rate is as follows for the fiscal years ended July 31:

	2014	2013	2012
Federal tax at statutory rate	$(56,809)	$(61,666)	$(29,615)
State tax, net of federal benefit	221	(530)	9,580
Net tax benefit of earnings at lower rates	(9,756)	(9,106)	(9,727)
Accrual for uncertain tax positions	7	(1,458)	(6,382)
Compensation	730	(428)	258
Stock settlement of QSF	1,729	—	—
Financing related	17,955	7,610	7,582
Impact of tax law changes	(40)	(3,321)	(2,453)
Changes in estimates	(57)	191	315
Changes in valuation allowance	47,682	52,124	31,937
Other	729	306	228

Income taxes (benefit)	$2,391	$(16,278)	$1,723

Applicable U.S. income taxes have not been provided on approximately $80.3 million of undistributed earnings of certain foreign subsidiaries at July 31, 2014, because these earnings are considered indefinitely reinvested. The net federal income tax liability that would arise if these earnings were not indefinitely reinvested is approximately $28.1 million. Applicable U.S. income taxes are provided on these earnings in the periods in which they are no longer considered indefinitely reinvested.

With respect to the Company’s stock option plans, realized tax benefits in excess of tax benefits recognized in net earnings are recorded as increases to additional paid-in capital. Excess tax benefits realized and recorded to additional paid-in capital was nil for fiscal 2014 and 2013. The Company has unrecorded excess stock option tax benefits of $1.7 million as of July 31, 2014, which will be credited to additional paid-in-capital when such amounts reduce cash taxes payable.

The tax effect of temporary differences and net operating losses which give rise to deferred tax assets and liabilities consist of the following as of July 31:

	2014	2013
Deferred tax assets:
Inventories	$2,103	$536
Receivables	224	131
Accruals	5,053	1,952
Compensation	2,629	2,085
State tax	58	113
Litigation Settlement	—	36,654
Retirement Benefits	2,381	2,222
Stock Comp	5,934	5,194
Other Comprehensive Income	1,563	572
State Tax Credits	7,865	8,346
Net Operating Losses	148,401	72,044
Other	1,914	1,136

Total gross deferred tax assets	178,125	130,985
Less: Valuation allowance	(150,845)	(99,306)

Deferred tax assets, net of valuation allowance	$27,280	$31,679

Deferred tax liabilities:
Transaction Costs	$(2,875)	$(2,541)
Intangibles	(116,867)	(111,259)
Litigation Settlement	—	(3,813)
Unremitted Foreign Earnings	(8,822)	(7,602)
PP&E	(9,337)	(12,365)
Other	(1,630)	(748)

Total deferred tax liabilities	(139,531)	(138,328)

Total net deferred tax liabilities	$(112,251)	$(106,649)

Current
Fed deferred tax assets	$20,467	$5,285
Valuation allowance	(16,313)	(8,416)

Total current net deferred tax assets	$4,154	$(3,131)

State deferred tax assets	$1,947	$—
Valuation allowance	(2,451)	—

Total current net deferred tax liability	$(504)	$—

Long-term
Net deferred tax assets	$16,179	$(12,628)
Valuation allowance	(132,081)	(90,890)

Total long-term net deferred tax liability	$(115,902)	$(103,518)

Valuation allowances have been provided to reduce deferred tax assets to amounts considered recoverable. The Company’s valuation allowance was $150.8 million as of July 31, 2014 and $99.3 million as of July 31, 2013. In third quarter of fiscal 2012, as a result of cumulative losses, the Company concluded that a valuation allowance was required on certain US and state deferred tax assets (principally NOL’s and California Enterprise

Zone credits) because it was management’s assessment that it was no longer more likely than not that those assets could be realized. The valuation allowances may be reversed in a future period when facts and circumstances indicate that it is more likely than not that the particular deferred tax asset can be realized.

As of July 31, 2014, the Company had $384.4 million of cumulative federal tax loss carryforwards and $315.7 million of cumulative state tax loss carryforwards. The federal loss carry forward will expire in fiscal 2032 if not used prior to that time. The state tax loss carryforwards will expire beginning fiscal 2017 through fiscal 2034. As a result of certain realization requirements of ASC 718, the table of deferred tax asset and deferred tax liabilities shown above does not include certain deferred tax assets as of July 31, 2014 and 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Stockholders’ equity will be increased by $1.7 million if and when such deferred tax assets are ultimately realized. The Company uses tax ordering rules for purposes of determining when excess tax benefits have been realized.

Additionally, at July 31, 2014, the Company had state tax credit carryforwards consisting of $13.1 million of California Enterprise Zone Credits which begin to expire in fiscal 2023, and $0.2 million of California Research and Development Credits, which have no expiration date.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	2014	2013	2012
Balance, beginning of year	$3,544	$3,927	$14,260
Tax position related to current year:
Additions	438	884	359
Tax positions related to prior years:
Additions	58	1,125	518
Reductions	(1,080)	(2,392)	(11,210)
Settlements	—	—	—
Statute of limitations closures	—	—	—

Balance, end of year	$2,960	$3,544	$3,927

Included in the balance of unrecognized tax benefits at July 31, 2014, July 31, 2013 and July 31, 2012, respectively, are potential benefits of $0.6 million, $0.7 million, and $0.6 million respectively, which if recognized, would affect the effective tax rate on earnings.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company recognized $0.1 million, $(0.1) million, and $(34) thousand, net of federal benefit, in interest and $2 thousand, in penalties associated with uncertain tax positions for each fiscal year 2014, 2013, and 2012. The Company has accrued approximately $0.2 million, $0.2 million, and $0.2 million in interest and $0.1 million, $0.1 million, and $0.1 million in penalties for each fiscal year 2014, 2013, and 2012.

In the twelve months following July 31, 2014, audit resolutions, expirations of statute of limitations, and filing the amended returns could potentially reduce total unrecognized tax benefits by up to $0.3 million.

The Company files income tax returns in the U.S. federal and various states, local and foreign jurisdictions, primarily in the United Kingdom. The Company’s U.S. federal and state income tax returns for fiscal 2008 through fiscal 2013 and the Company’s United Kingdom tax returns for fiscal 2011 through 2013 remain open to examination.

(11) Commitments and Contingencies

In re Diamond Foods Inc., Shareholder Derivative Litigation

In fiscal 2012, putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond and naming certain executive officers and the members of Diamond’s board of directors as individual defendants. These lawsuits, which related principally to the Company’s accounting for certain payments to walnut growers in fiscal 2010 and 2011, were subsequently consolidated as In re Diamond Foods Inc., Shareholder Derivative Litigation which purports to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement. Following mediation efforts, the parties agreed to terms of a proposed settlement and the court entered an order granting final approval of the settlement on August 19, 2013. On September 23, 2013, a Notice of Appeal from the order granting final approval was filed by a single stockholder. No date for this hearing on this appeal has been scheduled. The Company will continue to incur costs associated with this action, and, depending on the ultimate outcome, could continue to do so, and management’s attention may be diverted to this matter. This could have a material adverse effect on the Company’s business, financial condition and results of operations.

Labeling Class Action Cases

On January 3, 2014, Deena Klacko first filed a putative class action against Diamond in the Southern District of Florida, alleging that certain ingredients contained in the Company’s TIAS tortilla chip product were not natural and seeking damages and injunctive relief. The lawsuit alleged five causes of actions alleging violations of Florida’s Deceptive and Unfair Trade Practices Act, negligent misrepresentation, breach of implied warranty for particular purpose, breach of express warranty and the Magnuson-Warranty Act. The complaint seeks to certify a class of Florida consumers who purchased TIAS tortilla chips since January 3, 2010. On January 9, 2014, Dominika Surzyn brought a similar class action against Diamond relating to our TIAS tortilla chips in federal court for the Northern District of California. Surzyn purports to represent a class of California consumers who purchased said Kettle TIAS products since January 9, 2010.

On April 2, 2014, Richard Hall filed a putative class action against the Company in San Francisco Superior Court, alleging that certain ingredients contained in the Company’s Kettle Brand chips and TIAS Tortilla Chips are not natural and seeking damages and injunctive relief. The complaint purports to assert seven causes of action for alleged violations of California’s Business and Profession’s Code, California’s Consumer Legal Remedies Act and for restitution based on quasi-contract/unjust enrichment. Plaintiff purports to bring this action on his own behalf, as well as on behalf of all consumers in the United States, or alternatively, California, within four years of the filing of the complaint who purchased certain of Diamond’s Kettle Brand Chips or Kettle Brand TIAS tortilla chips.

The Company denies all allegations in these cases. Following mediation and settlement discussions among plaintiffs’ counsel in Klacko, Surzyn and Hall, the parties entered into a settlement agreement, and it is expected that they will resolve all claims on a nationwide basis and include: Diamond to take certain injunctive relief measures to confirm labeling compliance matters; establishment of a $3.0 million common fund for claims made available to the class and for the payment of class administration and attorneys’ fees; and any funds unclaimed by the class to be provided cy pres to a charity as a food donation. The settlement is subject to court approval and the plaintiffs intend to file preliminary approval papers. The Company has recognized the related settlement charges within the consolidated financial statements for fiscal 2014. The Company cannot predict with certainty the ultimate resolution of these lawsuits, and an unfavorable outcome in excess of amounts recognized as of July 31, 2014, with respect to one or more of these proceedings could have a material adverse effect on the Company’s results of operations for the periods in which a loss is recognized.

Other

Diamond is involved in various legal actions in the ordinary course of the Company’s business.

The Company does not believe it is feasible to predict or determine the outcome or resolution of the above litigation proceedings, or to estimate the amounts of, or potential range of, loss with respect to those proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company, which could have a material impact on Diamond’s financial position, results of operations and cash flows.

At July 31, 2014, the Company had $4.9 million of letters of credit outstanding related to normal business transactions and commitments of $4.0 million to purchase new equipment.

Operating lease expense for the fiscal 2014, 2013 and 2012 were $5.4 million, $5.3 million and $5.5 million, respectively.

At July 31, 2014, future minimum payments under non-cancelable operating leases (primarily for real property) were as follows:

Operating Leases
2015	$4,683
2016	4,054
2017	3,730
2018	3,597
2019	3,518
Thereafter	8,508

Total	$28,090

At July 31, 2014, future minimum payments under non-cancelable capital leases (primarily for real property) were as follows:

Capital Leases
2015	$3,195
2016	3,195
2017	3,108
2018	1,503
2019	799
Thereafter	666

Total minimum payments	12,466
Less amount representing interest	(1,540)

Present value of capital lease obligations	$10,926

(12) Segment Reporting

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

The Company evaluates the performance of its segments based on net sales and gross profit. Gross profit is calculated as net sales less cost of sales. The Company’s CODM does not receive or utilize asset information to evaluate performance of operating segments, so asset-related information has not been presented. The accounting policies of the Company’s segments are the same as those described in the summary of critical accounting policies set forth in “Management’s Discussion and Analysis of Results of Operations.”

The Company’s net sales and gross profit by segment for fiscal 2014, 2013, and 2012 were as follows:

	Year ended July 31,
	2014	2013	2012
Net sales
Snacks	$473,736	$437,955	$425,175
Nuts	391,471	426,057	556,243

Total	$865,207	$864,012	$981,418

Gross profit
Snacks	$168,568	$152,133	$128,122
Nuts	39,678	53,390	51,599

Total	$208,246	$205,523	$179,721

Net sales by channel/product were as follows for fiscal 2014, 2013, and 2012 were as follows:

	Year Ended July 31,
	2014	2013	2012
Snacks	$473,736	$437,955	$425,175
Retail Nuts	331,074	365,178	473,402

Total Retail	804,810	803,133	898,577

Non-Retail International Nuts	38,558	37,993	51,208
North American Ingredient Nuts/Food Service Nuts Other	21,839	22,886	31,633

Total Non-Retail	$60,397	$60,879	$82,841

Total Net Sales	$865,207	$864,012	$981,418

The geographic distributions of the Company’s net sales for the fiscal years ended July 31 were as follows:

	2014	2013	2012
United States	$648,664	$659,110	$754,966
Europe	150,767	134,557	141,670
Other	65,776	70,345	84,782

Total	$865,207	$864,012	$981,418

Europe sales primarily include sales of Kettle Brand chip products produced in the United Kingdom and also include export sales of Diamond of California brand products produced in the United States.

The geographic distributions of the Company’s long-lived assets as of July 31 were as follows:

	2014	2013
United States	$99,677	$103,364
United Kingdom	32,214	28,861

Total	$131,891	$132,225

(13) Valuation Reserves and Qualifying Accounts

	Beginning of Period	Additions charged to Costs and Expenses	Deductions from Reserves (1)	End of Period
Allowance for Doubtful Accounts
Year ended July 31, 2012	642	(165)	—	477
Year ended July 31, 2013	477	—	(48)	429
Year ended July 31, 2014	429	51	(44)	436
Deferred Tax Asset Valuation Allowance
Year ended July 31, 2012	—	44,632	—	44,632
Year ended July 31, 2013	44,632	54,674	—	99,306
Year ended July 31, 2014	99,306	51,539	—	150,845

(1)	Deductions from reserves include asset write-offs and/or recoveries.

(14) Retirement Plans

Diamond provides retiree medical benefits and sponsors one defined benefit pension plan. The defined benefit plan is a qualified plan covering all bargaining unit employees. Diamond uses a July 31 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Any employee who joined the Company after January 15, 1999 is not entitled to retiree medical benefits. The nonqualified plan was terminated in fiscal 2013 and all benefits were distributed in December 2012. There are no obligations as of July 31, 2014.

In March 2010, the Company determined that the defined benefit pension plan for the bargaining unit employees would be frozen at July 31, 2010 in conjunction with the execution of a new union contract. This amendment was accounted for in accordance with ASC 715, “Compensation — Retirement Benefits.”

Obligations and funded status of the remaining benefit plans at July 31 were:

	Pension Benefits		Other Benefits
Change in Benefit Obligation	2014	2013	2014	2013
Benefit obligation at beginning of year	$21,203	$30,637	$1,758	$1,996
Service cost	—	—	39	63
Interest cost	985	908	67	62
Plan participants’ contributions	—	—	18	13
Actuarial loss (gain)	2,590	(4,366)	110	(296)
Benefits paid	(631)	(5,976)	(70)	(80)

Benefit obligation at end of year	$24,147	$21,203	$1,922	$1,758

	Pension Benefits		Other Benefits
Change in Plan Assets	2014	2013	2014	2013
Fair value of plan assets at beginning of year	$15,787	$14,671	$—	$—
Actual return on plan assets	1,661	1,652	—	—
Employer contribution	—	5,440	52	67
Plan participants’ contributions	—	—	18	13
Benefits paid	(631)	(5,976)	(70)	(80)

Fair value of plan assets at end of year	$16,817	$15,787	$—	$—

Funded status at end of year	$(7,330)	$(5,416)	$(1,922)	$(1,758)

Assets (liabilities) recognized in the consolidated balance sheet at July 31 consisted of:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Current liabilities	$—	$—	$(136)	$(146)
Noncurrent liabilities	(7,330)	(5,416)	(1,786)	(1,612)

Total	$(7,330)	$(5,416)	$(1,922)	$(1,758)

Amounts recognized in accumulated other comprehensive income (pre-tax) as of July 31 consisted of:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Net loss (gain)	$7,444	$5,771	$(3,454)	$(4,270)
Prior service cost	—	—	—	—

Total	$7,444	$5,771	$(3,454)	$(4,270)

The accumulated benefit obligation for all defined benefit pension plans was $24.1 million and $21.2 million at July 31, 2014 and 2013. Information for pension plans with an accumulated benefit obligation in excess of plan assets as of July 31 was as follows:

	2014	2013
Projected benefit obligation	$24,147	$21,203
Accumulated benefit obligation	24,147	21,203
Fair value of plan assets	16,817	15,787

Components of net periodic benefit cost (income) for the fiscal years ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$97	$39	$63	$62
Interest cost	985	908	1,323	67	62	104
Expected return on plan assets	(1,082)	(1,006)	(1,134)	—	—	—
Amortization of prior service cost	—	—	16	—	—	—
Amortization of net (gain) loss	338	723	782	(706)	(712)	(771)
Settlement cost	—	520	—	—	—	—
Curtailment cost	—	—	71	—	—	—

Net periodic benefit cost / (income)	$241	$1,145	$1,155	$(600)	$(587)	$(605)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.5 million and nil, respectively. The estimated net gain and prior service cost for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.5 million and nil, respectively.

For calculation of retiree medical benefit cost, prior service cost is amortized on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants. For calculation of net periodic pension cost, prior service cost is amortized on a straight-line basis over the average remaining years of service of the active plan participants.

Assumptions

Weighted-average assumptions used to determine benefit obligations at July 31 were as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate	4.30%	4.70%	3.70%	4.00%
Rate of compensation increase	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal years ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.70%	3.09%	5.00%	4.00%	3.20%	4.70%
Expected long-term return on plan assets	7.00	7.00	8.00	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	5.50	N/A	N/A	N/A

The expected long-term rate of return on plan assets is based on the established asset allocation.

Assumed trend rates for medical plans were as follows:

	2014	2013	2012
Health care cost trend rate assumed for next year	8.25%	8.50%	8.75%
Rate to which the cost trend rate assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year the rate reaches ultimate trend rate	2028	2028	2028

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$14	$(11)
Effect on post-retirement benefit obligation	197	(170)

Plan Assets

Effective July 31, 2010, Diamond adopted the provisions of ASU No. 2010-06 on employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. The fair values of the Company’s pension plan assets by asset category were as follows (refer to Note 2 to the Notes to the Consolidated Financial Statements for description of levels):

	Fair Value Measurements at July 31, 2014
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$298	$—	$298	$—
Mutual funds — equity:
Domestic	6,632	6,632	—	—
International	2,516	2,516	—	—
Mutual funds — debt:
Government	1,699	1,699	—	—
Corporate	5,159	5,159	—	—
Other	513	513	—	—

Total	$16,817	$16,519	$298	$—

	Fair Value Measurements at July 31, 2013
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$281	$—	$281	$—
Mutual funds — equity:
Domestic	5,793	5,793	—	—
International	2,185	2,185	—	—
Mutual funds — debt:
Government	1,626	1,626	—	—
Corporate	5,402	5,402	—	—
Other	500	500	—	—

Total	$15,787	$15,506	$281	$—

Pension obligations and expenses are most sensitive to the expected return on pension plan assets and discount rate assumptions. Other post-retirement benefit obligations and expenses are most sensitive to discount rate assumptions and health care cost trend rate.

Diamond selects the discount rate(s) by determining the present value of expected cash outflows using an appropriate corporate bond yield curve, and then using a single rate that produces the same present value. The fiscal 2014 discount rates changed due to changes in bond yields year-over-year and changes in the pattern of expected benefit payments.

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

Cash Flows

The company expects to contribute $0.5 million to its pension plan and $0.1 million to its other postretirement benefit plan in fiscal 2015. Estimated future benefit payments, which reflect expected future service, as appropriate, expected to be paid are as follows:

	Pension Benefits	Other Benefits
2015	$739	$136
2016	757	131
2017	784	102
2018	820	109
2019	878	120
2020 — 2023	5,369	792

On November 19, 2012, Michael Mendes, our former chief executive officer, formally resigned from the Company. The Company and Mr. Mendes entered into a Separation and Clawback Agreement, pursuant to which Mr. Mendes agreed to deliver to the Company a cash payment of $2.7 million (“Cash Clawback”), representing the total value of his fiscal 2010 and fiscal 2011 bonuses, and 6,665 shares of Diamond common stock, representing the vested shares awarded to Mr. Mendes after fiscal 2010. The Cash Clawback was deducted from the amount Diamond owed to Mr. Mendes pursuant to the Diamond Foods Retirement Restoration Plan (“SERP”). Mr. Mendes and Diamond have determined that prior to giving effect to the Cash Clawback; the retirement benefit due to Mr. Mendes in a lump sum under the SERP was approximately $5.4 million. The SERP amount, subject to applicable withholding taxes and after giving effect to the Cash Clawback, was paid in early December 2012. Expenses associated with the payout in the second quarter of fiscal 2013 are included in Selling, general and administrative expenses, the returned shares were classified as treasury stock, and a credit to stock compensation expense was recorded.

Defined Contribution Plan

The Company also recognized defined contribution plan expenses of $1.1 million, $1.8 million and $1.8 million for the fiscal 2014, 2013 and 2012, respectively.

(15) Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) attributable to the Company are foreign currency translation adjustments and changes in pension liabilities. Approximately a $0.4 million loss, $0.5 million gain, and $0.7 million gain was reclassified out of accumulated other comprehensive income (loss) and into income for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. These amounts were reclassified into Selling, general and administrative expenses and Costs of goods sold in the Consolidated Statement of Operations.

Changes in accumulated other comprehensive income for fiscal 2014 by component was as follows:

	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total
Balance as of July 31, 2013	$522	$3,485	$4,007
Other comprehensive income (loss) before reclassifications	(2,122)	22,116	19,994
Amounts reclassified from accumulated other comprehensive income:
Amortization of prior (gain)/loss included in net periodic pension cost	(368)	—	(368)

Net other comprehensive income (loss)	(2,490)	22,116	19,626

Balance as of July 31, 2014	$(1,968)	$25,601	$23,633

(16) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended July 31, 2014
Net sales	$234,668	$220,577	$190,892	$219,070
Gross profit	57,933	55,928	45,096	49,289
Operating expenses (1)	84,190	53,913	56,320	41,161
Net income (loss) (2)	(42,153)	(15,060)	(105,633)	(1,856)
Basic earnings (loss) per share	(1.92)	(0.68)	(3.63)	(0.06)
Basic shares (in thousands)	21,954	22,052	29,119	30,993
Diluted earnings (loss) per share	(1.92)	(0.68)	(3.63)	(0.06)
Diluted shares (in thousands)	21,954	22,052	29,119	30,993

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended July 31, 2013
Net sales	$258,462	$220,844	$184,905	$199,801
Gross profit	58,546	50,569	43,350	53,058
Operating expenses (3)	54,742	25,935	45,230	197,880
Net income (loss) (4)	(10,729)	10,141	(15,582)	(143,741)
Basic earnings (loss) per share	(0.49)	0.46	(0.71)	(6.56)
Basic shares (in thousands)	21,753	21,781	21,819	21,905
Diluted earnings (loss) per share	(0.49)	(0.37)	(0.71)	(6.56)
Diluted shares (in thousands)	21,753	23,215	21,819	21,905

(1)	In the first quarter of fiscal 2014, the Company reached a preliminary approval of which was granted on September 26, 2013 to settle the private securities class action pending against the Company and two of the Company’s former officers. In the fourth quarter of fiscal 2013, the Company recognized an aggregate settlement liability of $96.1 million which included a cash settlement of $11.0 million and a stock settlement valued at $85.1 million at the close of the stock market on August 20, 2013. For fiscal 2014, the Company recorded a loss of $38.1 million a as a result of the change in the fair value of the stock settlement in Selling, general and administrative expenses.
(2)

In the third quarter of fiscal 2014, the Company refinanced its debt capital structure. The Company used the net proceeds of debt refinancing transaction including proceeds from Oaktree’s warrant exercise to (1) prepay approximately $348 million of indebtedness outstanding under, and terminate, the Secured Credit

Facility, (2) prepay approximately $276 million of indebtedness outstanding under, and terminate, the Oaktree Senior Notes, (3) pay approximately $32.3 million of prepayment premiums to the holders of the Oaktree Senior Notes resulting in a debt extinguishment loss of approximately $83.0 million.
(3)	In the fourth quarter of fiscal 2013, the Company recorded settlement costs associated with the private securities class action in the aggregate amount of $96.1 million. Refer to Note 11 to the Notes to the Consolidated Financial Statements for further detail. Additionally, the Company recorded asset impairment charges of $37.6 million related to brand intangibles and customer contracts and related relationships. Refer to Note 5 to the Notes to the Consolidated Financial Statements.
(4)	During the preparation of the Quarterly Report on Form 10-Q for the first quarter of fiscal 2014, the Company determined that the statutory income tax rate used to value United Kingdom deferred taxes was not correct as of July 31, 2013. This was due to a change in the statutory tax rate enacted in the fourth quarter of fiscal 2013, which resulted in a $3.2 million overstatement of the net deferred income tax liability balance at July 31, 2013 and a $3.3 million understatement of the income tax benefit for the year. Refer to Note 1 to the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. The President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of July 31, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As described below in the remediation efforts section, there were changes in our internal control over financial reporting to remediate the previously reported material weakness related to journal entries that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended July 31, 2014.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Company management is responsible for establishing and maintaining adequate internal control over financial reporting (as is defined in the Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. We used the framework set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting as of July 31, 2014. Based on that evaluation, our management determined that a material weakness in our internal control over financial reporting existed as of July 31, 2014.

Material Weaknesses Previously Identified

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended July 31, 2013, a material weakness in our internal control over financial reporting over complex and non-routine transactions that still exists as of July 31, 2014. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal controls over financial reporting as of July 31, 2014 is:

•

Complex and Non-routine Transactions — We did not maintain effective controls over the accounting for complex and non-routine transactions. Specifically, we did not utilize sufficient technical accounting capabilities related to complex and non-routine transactions.

The complex and non-routine transactions material weakness resulted in audit adjustments in prior periods related to currency translation associated with the allocation of goodwill to reporting units resulting from a change in segments, impairment of a long-lived intangible asset resulting from facility closure, classification of restricted cash on the consolidated statement of cash flows and the restatement of the Company’s condensed consolidated financial statements for the three and six months ended January 31, 2013 to correct diluted earnings (loss) per share. Additionally, this material weakness could result in misstatements of the consolidated financial statements that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

PricewaterhouseCoopers LLP our independent registered public accounting firm, which audited our consolidated financial statements, has issued a report on the effectiveness of our internal control over financial reporting as of July 31, 2014, as stated in their report which appears under Item 8.

REMEDIATION EFFORTS

Journal Entries

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended July 31, 2013, a material weakness in our internal control over financial reporting relating to journal entries. We noted that some key accounting personnel had the ability to both prepare and post manual journal entries without an independent review by someone without the ability to prepare and post journal entries. As of July 31, 2014, we have removed the ability for certain key accounting personnel with journal entry review authority to both prepare and post journal entries. We also implemented a monthly control in the fourth quarter to determine that all manual journal entries are subject to review and approval by someone other than the preparer. We tested the newly implemented controls and found them to be effective and have concluded as of July 31, 2014, this material weakness has been remediated.

Complex and Non-routine Transactions

We developed certain remediation steps to address the previously disclosed material weaknesses discussed above and to improve our internal control over financial reporting. The Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal control environment. The following remediation steps are among the measures that will be implemented by the Company as soon as practicable:

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

We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent significant improvements in our controls. However, the identified material weakness in internal control over financial reporting will not be considered remediated until controls have been designed and/or controls are in operation for a sufficient period of time for our management to conclude that the material weaknesses have been remediated. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

/s/ Brian J. Driscoll	/s/ Raymond P. Silcock
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Date: October 3, 2014

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of fiscal 2014.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of fiscal 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of fiscal 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of fiscal 2014.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of fiscal 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements.

(a) Reports of Independent Registered Public Accounting Firm

(b) Consolidated Balance Sheets at July 31, 2014 and 2013

(c) Consolidated Statements of Operations for the years ended July 31, 2014, 2013 and 2012

(d) Consolidated Statements of Comprehensive Income (Loss) for the years ended July 31, 2014, 2013, 2012

(e) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2014, 2013 and 2012

(f) Consolidated Statements of Cash Flows for the years ended July 31, 2014, 2013 and 2012

(g) Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

All schedules are omitted because the required information is included with the Consolidated Financial Statements or notes thereto.

3. Exhibits required by Item 601 of Regulation S-K.

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with This Report	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed
3.01	Certificate of Incorporation, as amended		S-1/A	333-123576	July 15, 2005
3.02	Restated Bylaws		S-1	333-123576	March 25, 2005
4.01	Form of certificate for common stock		S-1/A	333-123576	July 18, 2005
4.02	Rights Agreement, dated as of April 29, 2005, by and between Registrant and EquiServe Trust Company, N.A		S-1/A	333-123576	May 3, 2005
4.03	Amendment No. 1 to Rights Agreement between Registrant and EquiServe Trust Company, N.A., dated April 5, 2011		8-A/A	000-51439	April 5, 2011
4.04	Amendment No. 2 to the Rights Agreement dated May 22, 2012 by and between Diamond Foods, Inc. and Computershare Trust Company, N.A.		8-A/A	000-51439	May 30, 2012
4.05	Senior Note issued to OCM PF/FF Adamantine Holdings, Ltd., dated May 29, 2012.		8-K	000-51439	May 30, 2012
4.06	Redeemable Note issued to OCM PF/FF Adamantine Holdings, Ltd., dated May 29, 2012.		8-K	000-51439	May 30, 2012

		Filed with This Report	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed
4.07	Warrant to Purchase Common Stock issued to OCM PF/FF Adamantine Holdings, Ltd., dated May 29, 2012.		8-K	000-51439	May 30, 2012
10.01*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement		S-1	333-123576	March 25, 2005
10.02*	Form of Tax Withholding Agreement		8-K	000-51439	July 20, 2007
10.03*	Form of Stock Withholding Agreement		8-K	000-51439	January 10, 2007
10.04*	2005 Employee Stock Purchase Plan and form of subscription agreement		S-1	333-123576	March 25, 2005
10.05*	Diamond Walnut Growers, Inc. 401(k) Plan		S-1	333-123576	March 25, 2005
10.06*	Diamond Walnut Growers, Inc. Pension Plan, as restated		S-1	333-123576	March 25, 2005
10.07*	Form of Indemnity Agreement between Registrant and each of its directors and executive officers		10-Q	333-123576	June 9, 2014
10.08*	Form of Change of Control and Retention Agreement between Registrant and each of its executive officers		S-1/A	333-123576	May 3, 2005
10.09*	Description of Annual Incentive program	X
10.10*	Employment Agreement, dated May 4, 2012, between Diamond Foods, Inc. and Brian Driscoll		8-K	000-51439	May 7, 2012
10.11*	Offer Letter between Lloyd Johnson and Diamond Foods, Inc.		10-K	000-51439	September 25, 2008
10.12*	Offer Letter between Linda Segre and Diamond Foods, Inc.		10-K	000-51439	September 30, 2009
10.13*	Offer Letter between David Colo and Diamond Foods, Inc.		10-Q	000-51439	December 17, 2012
10.14*	Offer Letter between Raymond P. Silcock and Diamond Foods, Inc.		10-Q	000-51439	June 10, 2013
10.15	Form of Walnut Purchase Agreement		S-1/A	333-123576	May 3, 2005
10.16	Form of Walnut Purchase Agreement introduced on May 18, 2012		8-K	000-51439	May 23, 2012
10.17	Amendment to Securities Purchase Agreement, dated May 29, 2012, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		8-K	000-51439	May 30, 2012
10.18	Registration Rights Agreement, dated May 29, 2012, by and among Diamond Foods, Inc., OCM PF/FF Adamantine Holdings, Ltd. and the other Purchasers party to the Securities Purchase Agreement, dated May 22, 2012.		8-K	000-51439	May 30, 2012
10.19*	Summary of Non-Employee Director Compensation Arrangements, effective September 2013		10-K	000-51439	October 9, 2013

		Filed with This Report	Incorporated by Reference
Number	Exhibit Title		Form	File No.	Date Filed
10.20	Warrant Exercise Agreement, dated February 9, 2014, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		10-Q	000-51439	March 11, 2014
10.21	Purchase Agreement, dated February 13, 2014, between Diamond Foods, Inc. and the purchasers thereto.		8-K	000-51439	February 19, 2014
10.22	Indenture, dated February 19, 2014, between Diamond Foods, Inc., the Guarantors and U.S. Bank National Association.		8-K	000-51439	February 19, 2014
10.23	Credit Agreement, dated February 19, 2014, by and among Diamond Foods, Inc., Wells Fargo Bank, National Association, Sun Trust Bank and the lenders thereto.		8-K	000-51439	February 19, 2014
10.24	Credit Agreement, dated February 19, 2014, among Diamond Foods, Inc., Credit Suisse AG, Cayman Islands Branch and the other lenders thereto.		8-K	000-51439	February 19, 2014
21.01	List of Subsidiaries of Diamond Foods, Inc.	X
23.01	Consent of Independent Registered Public Accounting Firm	X
23.02	Consent of Independent Registered Public Accounting Firm	X
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates management contract or compensatory plan or arrangement

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

Date: October 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature Date

/s/ Brian J. Driscoll	President and Chief Executive Officer	October 3, 2014
Brian J. Driscoll	and Director (principal executive officer)

/s/ Raymond P. Silcock	Executive Vice President and Chief	October 3, 2014
Raymond P. Silcock	Financial Officer (principal financial and accounting officer)

/s/ Robert J. Zollars	Director	October 3, 2014
Robert J. Zollars

/s/ Edward A. Blechschmidt	Director	October 3, 2014
Edward A. Blechschmidt

/s/ Alison Davis	Director	October 3, 2014
Alison Davis

/s/ R. Dean Hollis	Director	October 3, 2014
R. Dean Hollis

/s/ Robert M. Lea	Director	October 3, 2014
Robert M. Lea

/s/ Nigel Rees	Director	October 3, 2014
Nigel Rees

/s/ Matthew C. Wilson	Director	October 3, 2014
Matthew C. Wilson

/s/ William L. Tos Jr.	Director	October 3, 2014
William L. Tos Jr.

/s/ Dr. Celeste A. Clark	Director	October 3, 2014
Dr. Celeste A. Clark