Form 10-Q
period 2014-10-31
Diamond Foods Inc
filed 2014-12-08
CIK 1320947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________
FORM 10-Q
  _____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51439
  _____________________________
DIAMOND FOODS, INC.
(Exact name of registrant as specified in its charter)
 _____________________________

Delaware	20-2556965
(State of Incorporation)	(IRS Employer Identification No.)

600 Montgomery Street, 13th Floor San Francisco, California	94111-2702
(Address of Principal Executive Offices)	(Zip Code)
415-445-7444
(Telephone No.)
 _____________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of November 30, 2014: 31,416,024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements, including statements about our future operating performance and results, business strategy, commodity prices, liquidity position and sufficiency, brand portfolio and performance, availability of raw materials, our position in the walnut industry, the effectiveness of internal controls and remediating material weaknesses. These forward-looking statements are based on our assumptions, expectations and projections about future events only as of the date of this report. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the U.S. Securities and Exchange Commission (the "SEC"). We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this report and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. Actual results may differ materially from what we currently expect because of many risks and uncertainties such as: availability and cost of walnuts and other raw materials; ongoing litigation between the SEC and our former Chief Financial Officer; inability to increase prices for our products if commodity prices rise; unexpected delays or increased costs in implementing our business strategies; changes in consumer preferences for snack and nut products; risks relating to our indebtedness, including the cost of our debt and its effect on our ability to respond to changes in our business, markets and industry; the dilutive impact of equity issuances; risks relating to litigation and regulatory factors including changes in food safety, advertising and labeling laws and regulations; uncertainties relating to our relations with growers; increasing competition and possible loss of key customers; and general economic and capital markets conditions.
As used in this Quarterly Report, the terms “Diamond Foods,” “Diamond,” “Company,” “registrant,” “we,” “us,” and “our” mean Diamond Foods, Inc. and its direct and indirect subsidiaries unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	October 31, 2014	July 31, 2014	October 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,068	$5,318	$10,157
Trade receivables, net	119,326	95,505	132,212
Inventories, net	259,171	124,273	208,023
Deferred income taxes	2,962	4,154	—
Prepaid income taxes	—	5,196	14
Prepaid expenses and other current assets	10,796	9,425	11,772
Total current assets	403,323	243,871	362,178
Property, plant and equipment, net	132,997	131,891	128,490
Goodwill	405,113	410,720	405,809
Other intangible assets, net	383,874	392,358	392,181
Other long-term assets	13,104	13,994	18,560
Total assets	$1,338,411	$1,192,834	$1,307,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$12,116	$10,088	$5,888
Warrant liability	—	—	75,123
Accounts payable and accrued liabilities	132,461	117,677	261,492
Payable to growers	142,522	5,784	109,060
Total current liabilities	287,099	133,549	451,563
Long-term obligations, net	636,289	637,327	587,265
Deferred income taxes	112,871	115,902	106,005
Other liabilities	21,563	22,256	22,374
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 31,854,719, 31,824,701 and 22,875,396 shares issued and 31,382,026, 31,380,758 and 22,475,274 shares outstanding at October 31, 2014, July 31, 2014, and October 31, 2013, respectively	31	31	23
Treasury stock, at cost: 472,693, 443,943 and 400,122 shares held at October 31, 2014, July 31, 2014, and October 31, 2013, respectively	(13,226)	(12,418)	(11,221)
Additional paid-in capital	596,712	594,608	336,436
Accumulated other comprehensive income	11,431	23,633	14,282
Retained deficit	(314,359)	(322,054)	(199,509)
Total stockholders’ equity	280,589	283,800	140,011
Total liabilities and stockholders’ equity	$1,338,411	$1,192,834	$1,307,218
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended October 31,
	2014	2013
Net sales	$246,621	$234,668
Cost of sales	187,231	176,735
Gross profit	59,390	57,933
Operating expenses:
Selling, general and administrative	28,582	56,556
Advertising	11,816	10,658
Loss on warrant liability	—	16,976
Total operating expenses	40,398	84,190
Income (loss) from operations	18,992	(26,257)
Interest expense, net	10,236	14,848
Income (loss) before income taxes	8,756	(41,105)
Income taxes	1,062	1,048
Net income (loss)	$7,694	$(42,153)
Income (loss) per share:
Basic	$0.25	$(1.92)
Diluted	$0.24	$(1.92)
Shares used to compute income (loss) per share:
Basic	31,042	21,954
Diluted	31,468	21,954
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2014	2013
Net income (loss)	$7,694	$(42,153)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax[1]	(12,196)	10,366
Change in pension liabilities, net of tax[2]
Prior service cost arising during period	—	—
Net gain/(loss) arising during period	—	—
Less: amortization of prior gain/(loss) included in net periodic pension cost	(6)	(91)
Less: amortization of prior service cost included in net periodic pension cost	—	—
Gains and losses on derivatives, net of tax
Realized gains or loss arising during the period	—	—
Less: reclassification adjustments for gains	—	—
Other comprehensive income (loss):	(12,202)	10,275
Comprehensive income (loss)	$(4,508)	$(31,878)

[1]	Net of tax benefit of $0.7 million and tax expense of nil for the three months ended October 31, 2014, and October 31, 2013, respectively.

[2]	Net of tax expense and benefit of nil for the three months ended October 31, 2014 and October 31, 2013, respectively.
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,694	$(42,153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,277	8,335
Deferred income taxes	669	692
Stock-based compensation	1,981	1,477
Loss on warrant liability	—	16,976
Loss on securities settlement	—	23,496
Gain on shareholder derivative case	—	(1,600)
Original issue discount amortization, Term Loan Facility	403	—
Debt issuance cost amortization	1,049	833
Payment-in-kind interest on debt	—	6,996
Other, net	268	849
Changes in assets and liabilities:
Trade receivables, net	(25,675)	(28,287)
Inventories, net	(135,276)	(92,303)
Prepaid expenses and other current assets and income taxes	3,787	(2,543)
Other assets	18	208
Accounts payable and accrued liabilities	15,648	17,102
Payable to growers	136,738	102,964
Other liabilities	3	(205)
Net cash provided by operating activities	14,584	12,837
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,633)	(1,274)
Net cash (used in) investing activities	(7,633)	(1,274)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of revolving line of credit under the ABL Facility, net	2,000	—
Repayments of revolving line of credit under the Secured Credit Facility, net	—	(4,000)
Payments of long-term debt and notes payable	(2,259)	(1,983)
Purchase of treasury stock	(807)	(202)
Other, net	121	649
Net cash used in financing activities	(945)	(5,536)
Effect of exchange rate changes on cash	(256)	(1,755)
Net increase in cash and cash equivalents	5,750	4,272
Cash and cash equivalents:
Beginning of period	5,318	5,885
End of period	$11,068	$10,157
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$14,054	$6,125
Income taxes	(5,034)	9
Non-cash investing activity:
Accrued capital expenditures	2,124	436
Capital lease	142	—
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended October 31, 2014 and 2013
(In thousands, except share and per share information unless otherwise noted)
(Unaudited)
(1) Organization and Basis of Presentation
Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. In 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand® to Diamond’s existing portfolio of leading brands in the snack industry. Diamond sells its products to global, national, regional and independent grocery, drug, and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels. Sales to the Company’s largest customer accounted for approximately 16.5% and 13.5% of total net sales for the three months ended October 31, 2014 and 2013, respectively. No other customer accounted for 10% or more of the Company’s total net sales for the three months ended October 31, 2014 and October 31, 2013.
The accompanying unaudited condensed consolidated financial statements of Diamond have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended July 31, 2014, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s Condensed Consolidated Financial Statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2014 Annual Report on Form 10-K. Operating results for the three months ended October 31, 2014, are not necessarily indicative of the results that may be expected for any future periods.
Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact to net income or stockholders' equity for each prior period reclassification made.
Diamond reports its operating results on the basis of a fiscal year that starts August 1 and ends July 31. Diamond refers to the fiscal years ended July 31, 2015, 2014, 2013, 2012, as “fiscal 2015,” “fiscal 2014,” “fiscal 2013” and “fiscal 2012”, respectively.

(2) Recent Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company has adopted this guidance and it did not have a material impact on its consolidated financial statements.
In January 2014, the FASB issued ASU 2014-8, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an entity.” The new guidance provides new criteria for reporting discontinued operations and specifically indicates a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results. The new guidance also requires expanded disclosures for discontinued operations. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2014. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718).” The new guidance provides new criteria for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

(3) Financial Instruments
In May 2012, Diamond closed an agreement to recapitalize its balance sheet with an investment by Oaktree Capital Management, L.P. (“Oaktree”). The Oaktree investment initially consisted of $225 million of newly-issued senior notes (“Oaktree Senior Notes”) and a warrant to purchase 4,420,859 shares of Diamond common stock (the “Warrant Shares”). The warrant was issued to Oaktree in connection with the Securities Purchase Agreement, dated May 22, 2012 (“Securities Purchase Agreement”), under which Diamond issued the Oaktree Senior Notes. The warrant was accounted for as a derivative liability and was remeasured at fair value each reporting period with gains and losses recorded in net income. On February 9, 2014, Diamond entered into a warrant exercise agreement with Oaktree (the “Warrant Exercise Agreement”), which closed on February 19, 2014, pursuant to which Oaktree agreed to exercise the warrant to purchase the Warrant Shares, by paying, in cash, the exercise price of approximately $44.2 million, less a cash exercise and contractual modification inducement fee of $15 million (the “Warrant Exercise Transaction”).
In January 2014, the Company purchased 164 corn call option commodity derivatives. This purchase was in accordance with Company policy to mitigate the market price risk associated with the anticipated raw material purchase requirements, specifically to mitigate the market price risk of future corn purchases expected to be made by the Company. This agreement had a total notional amount of approximately $0.3 million. The Company accounts for commodity derivatives as non-hedging derivatives. During the first quarter of fiscal 2015, the Company sold 28 corn call option commodity derivatives resulting in an immaterial loss. As of October 31, 2014, the Company had 72 corn call option commodity derivatives.

The fair values of the Company’s derivative instruments as of October 31, 2014, July 31, 2014 and October 31, 2013, were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		10/31/2014	7/31/2014	10/31/2013
Derivatives not designated as hedging instruments:
Commodity contracts	Prepaid and other current assets	$1	$11	$—
Warrants	Warrant liability	—	—	(75,123)
Total		$1	$11	$(75,123)
The effect of the Company’s derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended October 31, 2014 and 2013 is summarized below:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended October 31, 2014	Three Months Ended October 31, 2013
Commodity contracts	Cost of goods sold	$(10)	$(29)
Warrant	Loss on warrant liability	—	(16,976)
Total		$(10)	$(17,005)

Accounting Standards Codification (“ASC”) 820 requires that assets and liabilities carried at fair value be measured using the following three levels of inputs:
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of October 31, 2014, there were no cash equivalents. The Company values the commodity derivatives using Level 2 inputs. The value of the commodity contracts is calculated utilizing the number of contracts, as measured in bushels, multiplied by the price of corn per bushel obtained from the Chicago Mercantile Exchange.
In August 2013, the Company obtained preliminary approval to settle the action In re Diamond Foods Inc., Securities Litigation (“Securities Settlement”). Pursuant to the terms of the Securities Settlement, the Company agreed to pay a total of $11.0 million in cash and issue 4.45 million shares of common stock to resolve all claims asserted on behalf of investors who purchased the Company’s stock between October 5, 2010 and February 2012. The stock portion of the Securities Settlement was recorded within Accounts payable and accrued liabilities, and was accounted for as a liability and remeasured at fair value each reporting period with gains and losses recorded in net income until the settlement became effective. The stock portion of the Securities Settlement was measured at fair value on a recurring basis. The Company had elected to use the market approach to value the stock portion of the Securities Settlement. The valuation was considered Level 1 due to the use of quoted prices in an active market for identical assets at the measurement date. The court issued an order granting final approval of the Securities Settlement on January 21, 2014, and the appeal period expired on February 20, 2014, at which time the Securities Settlement became effective. The value of the 4.45 million shares of common stock was $123.3 million as of February 20, 2014, nil as of October 31, 2014, nil as of July 31, 2014, and $108.6 million as of October 31, 2013 and was recorded in Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets. In the first quarter of fiscal 2014, the Company recorded a $23.5 million loss as a result of the change in the fair value of the stock settlement. In the third quarter of fiscal 2014 the Company derecognized the liability and insurance receivable associated with the Securities Settlement, and on February 21, 2014, issued the 4.45 million shares to a settlement fund.

The Company performed a final re-measurement of its warrant liability on February 18, 2014 as a result of the Warrant Exercise Transaction. The warrant liability measured at fair value on a recurring basis was $84.1 million as of February 18, 2014, nil as of October 31, 2014, nil as of July 31, 2014 and $75.1 million as of October 31, 2013. The Company had elected to use the income approach to value the warrant liability and used the Black-Scholes option valuation model. This valuation was considered Level 3 due to the use of certain unobservable inputs. Inputs into the Black-Scholes model include: remaining term, stock price, strike price, maturity date, risk-free rate, and expected volatility. The significant Level 3 unobservable inputs previously used in the valuation were expected volatility and the probability to exchange $75 million of the senior notes for convertible preferred stock upon achievement of certain profitability targets (the “Special Redemption”). The expected volatility used to measure the warrant liability at fair value was 45.0% as of February 18, 2014 and 47.5% as of October 31, 2013. As provided by in the Oaktree agreements, based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur. As such, the probability of Special Redemption was not applicable for the warrant liability valuation performed as of February 18, 2014 and October 31, 2013.

The warrant liability was settled in fiscal 2014. For the three months ended October 31, 2013, the Company recorded a $17.0 million loss in earnings associated with the change in the warrant liability measured at fair value based on Level 3 inputs.

Assets and Liabilities Disclosed at Fair Value
The fair value of certain financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate the amounts recorded in the balance sheet because of the relatively short term nature of these financial instruments. The fair value of notes payable and long-term obligations at the end of each fiscal period approximates the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar financial instruments, except for the 7.000% Senior Notes (the "Notes") issued during the third quarter of fiscal 2014. The Company measured the $230.0 million Notes based on level 3 inputs, and determined the fair value was $231.6 million as of October 31, 2014. The fair value was estimated using a discounted cash flow methodology with unobservable inputs including the market yield and redemption rate. The discounted cash flow used a risk adjusted yield to present value the contractual cash flows. Refer to Note 9 to the Notes to the Condensed Consolidated Financial Statements for further discussion on the Notes.As a result of the fiscal 2014 debt refinancing, the total indebtedness outstanding under the Oaktree Senior Notes was paid in full in the third quarter of fiscal 2014. See Note 9 to the Notes to the Condensed Consolidated Financial Statements for further information regarding the refinancing transaction. The following table presents the carrying value and fair value of the Senior Notes and the Redeemable Note as of October 31, 2014, July 31, 2014, and October 31, 2013:

	October 31, 2014		July 31, 2014		October 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	N/A	N/A	N/A	N/A	$126,650	$160,983
Redeemable Note	N/A	N/A	N/A	N/A	$91,946	$80,492
The fair value of the Oaktree Senior Notes as of October 31, 2013 were estimated using a discounted cash flow approach. The discounted cash flow approach used a risk adjusted yield to present value the contractual cash flows of the notes. The fair value of these notes were classified as Level 3 within the fair value measurement hierarchy.
(4) Stock-Based Compensation
The Company uses a broad-based equity incentive plan and accounts for stock-based compensation in accordance with ASC 718, “Compensation — Stock Compensation.” The fair value of all stock options granted is recognized as an expense in the Company’s Statements of Operations, typically over the related vesting period of the options. The guidance requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards is recognized as stock-based compensation expense over the vesting period. Stock options may be granted to officers, other employees, consultants and directors. The Company recorded total stock-based compensation expense of $2.0 million and $1.5 million for the three months ended October 31, 2014 and October 31, 2013, respectively.
Stock Option Awards: The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities were estimated based on the Company’s implied historical volatility. The expected term of options granted was based on the simplified method due to the limited amount of historical Company information. Forfeiture rates were based on assumptions and historical data to the extent it is available. The risk-free rates were based on U.S. Treasury yields in effect at the time of the grant. For purposes of this valuation model, dividends are based on the historical rate. For the three months ended October 31, 2014, there were no stock options awards granted.

For the three months ended October 31, 2013, assumptions used in the Black-Scholes model are presented below:

	Three Months Ended October 31,
	2014	2013
Average expected life, in years	N/A	6
Expected volatility	N/A	55.84%
Risk-free interest rate	N/A	1.7%
Dividend rate	N/A	0.00%
The following table summarizes option activity during the three months ended October 31, 2014:

	Number of Shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2014	1,496	$24.79
Granted	—	—
Exercised	(9)	13.34
Cancelled/Forfeited	(34)	29.96
Outstanding at October 31, 2014	1,453	24.75	6.8	$14,511
Exercisable at October 31, 2014	918	26.85	5.8	$8,574
There were no stock options granted during the three months ended October 31, 2014, and 179,601 stock options were granted during the three months ended October 31, 2013. The weighted average grant date fair value per share of stock options granted was $11.14 during the three months ended October 31, 2013. The fair value per share of stock options vested was $11.21 during the three months ended October 31, 2014 and $15.65 for the three months ended October 31, 2013. There were 9,194 stock options exercised during the three months ended October 31, 2014 and 40,000 stock options exercised in the three months ended October 31, 2013. The total intrinsic value of stock options exercised was $0.1 million during the three ended October 31, 2014, and $0.2 million for the three months ended October 31, 2013.
The following table summarizes nonvested stock option activity during the three ended October 31, 2014:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Nonvested at July 31, 2014	660	$10.81
Granted	—	—
Vested	(93)	11.21
Cancelled/Forfeited	(32)	13.24
Nonvested at October 31, 2014	535	10.59
As of October 31, 2014, approximately $4.7 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized over a weighted average period of 1.9 years. As of October 31, 2013, approximately $7.5 million of total unrecognized compensation expense related to nonvested stock options was expected to be recognized over a weighted average period of 2.9 years.
Cash received from option exercises was $0.1 million, $1.3 million and $0.6 million for the three months ended October 31, 2014, fiscal 2014, and the three months ended October 31, 2013, respectively.

Restricted Stock and Restricted Stock Unit Awards: Restricted stock and restricted stock unit activity during the three months ended October 31, 2014:

	Restricted Stock		Restricted Stock Units
	Number of shares (in thousands)	Weighted average grant date fair value per share	Number of shares (in thousands)	Weighted average grant date fair value per share
Outstanding at July 31, 2014	366	$20.47	310	$19.72
Granted	—	—	201	28.77
Vested	(36)	33.05	(41)	23.15
Cancelled/Forfeited	(20)	20.38	(22)	20.26
Outstanding at October 31, 2014	310	19.01	448	23.44
There were no restricted stock awards granted during the three months ended October 31, 2014, and 95,735 restricted stock awards granted during the three months ended October 31, 2013. The weighted average fair value per share of restricted stock granted during the three months ended October 31, 2013 was $20.89. The weighted average fair value per share at the grant date of restricted stock vested was $33.05 for the three months ended October 31, 2014 and was $41.55 for the three months ended October 31, 2013. The total intrinsic value of restricted stock vested was $1.0 million in the three months ended October 31, 2014 and was $0.6 million for the three months ended October 31, 2013. The total intrinsic value of restricted stock units vested in the three months ended October 31, 2014 was $1.2 million and was $40 thousand for the three months ended October 31, 2013.
As of October 31, 2014, there was $4.4 million of unrecognized compensation expense related to nonvested restricted stock expected to be recognized over a weighted average period of 2.2 years. As of October 31, 2014, there was $9.2 million of unrecognized compensation expense related to nonvested restricted stock units expected to be recognized over a weighted average period of 3.2 years. As of October 31, 2013, $7.3 million of unrecognized compensation expense related to nonvested restricted stock was expected to be recognized over a weighted average period of 3 years, and $5.4 million of unrecognized compensation expense related to nonvested restricted stock units was expected to be recognized over a weighted average period of 3.5 years.

Performance Share Units: In the first quarter of fiscal 2015, the Company began granting performance share units under the 2005 Equity Incentive Plan. Each performance share unit represents one equivalent share of the Company's common stock. The performance share units cliff vest after three years based on the achievement of a performance based market condition, except that 40% of the October 2014 awards will vest after two years if the performance based market condition is achieved. The number of shares of common stock ultimately issued in connection with these performance share units is based on a measurement of the comparative performance of the Company's common stock against the total shareholder return of a selected group of peer companies. The number of shares of common stock ultimately issued will range from zero to two hundred percent of the granted performance share units.

Compensation expense related to these performance stock unit awards that are classified as market condition awards under GAAP is determined based on the grant-date fair value, the number of shares issuable pursuant to the award and is recognized over the vesting period. The fair value at the grant date is measured using the Monte-Carlo model. For the three months ended October 31, 2014, the Monte Carlo fair value per performance share unit was $32.44. The Monte-Carlo option-pricing model uses similar input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the performance based market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is satisfied. Compensation cost is not reversed if the achievement of the market condition does not occur.

Assumptions used in the Monte-Carlo model are presented below:

	Three Months Ended October 31,
	2014	2013
Expected term, in years	2.81	N/A
Expected volatility	52.76%	N/A
Risk-free interest rate	0.89%	N/A
Dividend rate	0.00%	N/A
Performance share award activity during the three months ended October 31, 2014:

	Number of Shares (in thousands)	Weighted average grant date fair value	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2014	—	$—
Granted	123	32.44
Vested	—	—
Cancelled/Forfeited	(3)	32.44
Outstanding at October 31, 2014	120	32.44	2.9	$3,623

There were 122,787 performance share units granted during the three months ended October 31, 2014. The weighted average fair value per share of performance share units granted during the three months ended October 31, 2014 was $32.44. As of October 31, 2014, there was $3.5 million of unrecognized compensation expense related to nonvested performance share units expected to be recognized over a weighted average period of 2.9 years.
(5) Earnings Per Share
ASC 260, “Earnings Per Share,” impacts the determination and reporting of earnings (loss) per share by requiring the inclusion of participating securities, which have the right to share in dividends, if declared, equally with common shareholders. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). ASC 260 also impacts the determination and reporting of earnings (loss) per share by requiring inclusion of the impact of changes in fair value of warrant liabilities, such as the Oaktree warrant liability described in Note 9 of the Notes to Condensed Consolidated Financial Statements. Including these participating securities and changes in warrant liability in the Company’s earnings per share calculation has the effect of reducing earnings and increasing losses on both basic and diluted earnings (loss) per share.

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended October 31,
	2014	2013
Numerator:
Net income (loss)	$7,694	$(42,153)
Less: income allocated to participating securities	(83)	—
Income (loss) attributable to common shareholders - basic	7,611	(42,153)
Add: undistributed income attributable to participating securities	83	—
Less: undistributed income reallocated to participating securities	(82)	—
Income (loss) attributable to common shareholders - diluted	$7,612	$(42,153)
Denominator:
Weighted average shares outstanding - basic	31,042	21,954
Dilutive shares - stock options, RSU's, PSU's	426	—
Weighted average shares outstanding - diluted	31,468	21,954
Income (loss) per share attributable to common shareholders (1):
Basic	$0.25	$(1.92)
Diluted	$0.24	$(1.92)

(1)	Computations may reflect rounding adjustments.
The Company was in an income position for the three months ended October 31, 2014 and included stock options, restricted stock units, and performance share units in the diluted earnings per share calculation to the extent their effect was dilutive. Options to purchase 228,037 shares of common stock were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of Diamond’s common stock of $27.70 for the three months ended October 31, 2014, and therefore their effect would be antidilutive. For the three months ended October 31, 2013, the Company was in a loss position and, therefore, potential shares related to stock options and restricted stock units were excluded in the computation of diluted loss per share because their effect was antidilutive.
On January 21, 2014, the court issued an order granting final approval of the Securities Settlement and the appeal period expired on February 20, 2014, at which time the Securities Settlement became effective. On February 21, 2014 the Company issued the 4.45 million shares of common stock to a settlement fund pursuant to the terms of the approved Securities Settlement. Accordingly, the 4.45 million shares were included in the calculation of basic and diluted loss per share beginning in the third quarter of fiscal 2014.
On February 19, 2014, the Company closed the Warrant Exercise Agreement, pursuant to which Oaktree agreed to exercise in full its warrant to purchase an aggregate of 4,420,859 shares of Diamond common stock, by paying in cash the exercise price of approximately $44.2 million; less a cash exercise and contractual modification inducement fee of $15.0 million. Accordingly, the 4,420,859 shares were included in the calculation of basic and diluted loss per share beginning in the third quarter of fiscal 2014.
(6) Balance Sheet Items
Inventories consisted of the following:

	October 31, 2014	July 31, 2014	October 31, 2013
Raw materials and supplies	$162,419	$39,726	$128,762
Work in process	32,094	24,946	22,294
Finished goods	64,658	59,601	56,967
Total	$259,171	$124,273	$208,023
All inventories are accounted for on a lower of cost or market basis, with cost historically determined using a combination of first-in first-out ("FIFO") and weighted average cost. Beginning in the first fiscal quarter of 2015, the Company changed the inventory valuation method from FIFO to weighted average cost for certain inventories.  The effect of this change was not material to condensed consolidated financial statements for the interim period ended October 31, 2014.
Accounts payable and accrued liabilities consisted of the following:

	October 31, 2014	July 31, 2014	October 31, 2013
Accounts payable	$83,178	$64,673	$88,703
Securities settlement	—	—	119,625
Accrued promotions	25,934	22,638	28,881
Accrued salaries and benefits	10,615	13,364	10,512
Accrued taxes	4,942	4,706	8,043
Accrued interest	2,222	7,336	883
Accrued current lease obligations (1)	2,661	2,620	2,406
Other	2,909	2,340	2,439
Total	$132,461	$117,677	$261,492

(1)	Long term portion of capital leases are reflected in Other liabilities within the Condensed Consolidated Balance Sheets.
In fiscal 2014, the court issued an order granting final approval of the Securities Settlement on January 21, 2014 and the appeal period expired on February 20, 2014, at which time the Securities Settlement became effective. On February 21, 2014 the Company issued the 4.45 million shares to a settlement fund pursuant to the terms of the approved Securities Settlement. As of October 31, 2014, the Company no longer had a liability associated with the Securities Settlement.
During fiscal 2013, the Company announced a plan to consolidate its manufacturing operations within the Nuts reportable segment and to close its facility in Fishers, Indiana. In fiscal 2013, the Company also recorded a liability within Other liabilities associated with the Fishers facility future lease obligation. As of October 31, 2014, the Company has outstanding $3.6 million associated with the Fishers facility future lease obligation. In the first quarter of fiscal 2015, the Company revised the Fishers facility future lease obligation based on updated assumptions associated with utility contractual payments and increased the liability by $0.2 million with the corresponding expense recorded within Selling, general and administrative expenses. The liability extends through the lease term and will expire in 2019. As of July 31, 2013, the exit of the Fishers facility was complete.
(7) Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	October 31, 2014	July 31, 2014	October 31, 2013
Land and improvements	$11,185	$11,622	$10,166
Buildings and improvements	59,659	59,260	57,348
Machinery, equipment and software	215,155	217,159	214,150
Construction in progress	21,955	16,368	2,838
Capital leases (1)	16,539	16,678	16,343
Total	324,493	321,087	300,845
Less: accumulated depreciation	(186,423)	(184,088)	(169,389)
Less: accumulated amortization	(5,073)	(5,108)	(2,966)
Property, plant and equipment, net	$132,997	$131,891	$128,490
(1) Gross amounts of assets recorded under capital leases represent machinery, equipment and software as of October 31, 2014, July 31, 2014, and October 31, 2013.
For the three months ended October 31, 2014, depreciation expense was $5.3 million. For the three months ended October 31, 2013, depreciation expense was $6.4 million.
(8) Intangible Assets and Goodwill
The changes in the carrying amount of goodwill are as follows:

	Snacks	Nuts	Total
Balance as of July 31, 2013
Goodwill	$328,490	$72,635	$401,125
Accumulated impairment losses	—	—	—
	328,490	72,635	401,125
Goodwill acquired during the year	—	—	—
Translation adjustments	4,684	—	4,684
Balance as of October 31, 2013
Goodwill	333,174	72,635	405,809
	$333,174	$72,635	$405,809
Balance as of July 31, 2014
Goodwill	$338,085	$72,635	$410,720
Accumulated impairment losses	—	—	—
	338,085	72,635	410,720
Goodwill acquired during the year	—	—	—
Translation adjustments	(5,607)	—	(5,607)
Balance as of October 31, 2014
Goodwill	332,478	72,635	405,113
	$332,478	$72,635	$405,113

Other intangible assets consisted of the following:

	October 31, 2014	July 31, 2014	October 31, 2013
Brand intangibles (not subject to amortization)	$263,889	$266,603	$264,031
Intangible assets subject to amortization:
Customer contracts and related relationships	159,845	163,600	159,900
Total other intangible assets, gross	423,734	430,203	423,931
Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(39,860)	(37,845)	(31,750)
Less asset impairments:
Brand intangibles	—	—	—
Customer contracts and related relationships	—	—	—
Total other intangible assets, net	$383,874	$392,358	$392,181
Identifiable intangible asset amortization expense was $2.0 million for the three months ended October 31, 2014 and was approximately $2.0 million for the three months ended October 31, 2013. Identifiable intangible asset amortization expense will amount to approximately $6.0 million for the remainder of fiscal 2015 and approximately $8.0 million for each of the next five fiscal years.
(9) Notes Payable and Long-Term Obligations
Long-term debt outstanding:

	October 31,	July 31,	October 31,
	2014	2014	2013
Secured Credit Facility	$—	$—	$366,797
Oaktree Senior Notes	—	—	218,595
Guaranteed Loan	7,760	8,333	7,761
ABL Facility	8,000	6,000	—
Notes	230,000	230,000	—
Term Loan Facility, net	402,645	403,082	—
Total outstanding debt	648,405	647,415	593,153
Less: current portion	(12,116)	(10,088)	(5,888)
Total long-term debt	$636,289	$637,327	$587,265
As of October 31, 2014, the current portion of long-term debt is presented net of an unamortized discount of $0.5 million related to the Term Loan Facility’s stated original issue discount of $2.0 million. The non-current portion of long-term debt is presented net of an unamortized discount of $1.3 million.
Additionally, in accordance with ASC 470-50-40-2 – Debt – "Modifications and Extinguishments," as a result of certain lenders that participated in the Company’s debt structure both prior to and after the refinancing, it was determined that a portion of the debt refinancing was considered to be a debt modification. Accordingly, the Company recorded approximately $3.6 million, of the Oaktree call premium that is associated with the modified debt (Term Loan Facility) as a contra-debt liability. As of October 31, 2014, the current portion of long-term debt is presented net of these unamortized creditor fees of $0.8 million and the non-current portion of long-term debt is presented net of these unamortized creditor fees of $2.3 million.
In accordance with the guidance, approximately $5.2 million related to the Company’s previous original issue discount on the Oaktree Notes was also determined to be associated with the modified debt (Term Loan Facility) as a contra-debt liability. As of October 31, 2014, the current portion of long-term debt is presented net of this unamortized discount of $1.2 million and the non-current portion of long-term debt is presented net of $3.3 million.

These balances are presented on the Company’s Condensed Consolidated Balance Sheets as a contra-debt liability and will be amortized within Interest expense, net on the Company’s Condensed Consolidated Statement of Operations over the term of the Term Loan Facility.
Net interest expense for the three months ended October 31, is as follows:

	Three Months Ended October 31,
	2014	2013
Secured Credit Facility	$—	$5,818
Oaktree Senior Notes	—	6,953
Guaranteed Loan	101	128
ABL Facility	150	—
Notes	3,976	—
Term Loan Facility	4,527	—
Capitalized interest	(190)	(14)
Other	220	239
Amortization of deferred financing costs and debt discounts (1)	1,452	1,724
Interest expense, net	$10,236	$14,848
(1) Represents non-cash amortization of deferred charges incurred as a result of debt refinancings.
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
Diamond used the net proceeds of the Term Loan Facility, the Notes and the Warrant Exercise Transaction to (1) prepay approximately $348 million of indebtedness outstanding under, and terminate, the Secured Credit Facility, (2) prepay approximately $276 million of indebtedness outstanding under, and terminate, the Oaktree Senior Notes, (3) pay approximately $32.3 million of prepayment premiums to the holders of the Oaktree Senior Notes, and (4) pay fees related to the preparation, negotiation, execution and delivery of the definitive documentation for the Term Loan Facility, the Notes and the ABL Facility. In accordance with ASC 835-30-45-3 "Imputation of Interest - Other Presentation Matters," the Company incurred $16.6 million of new debt issuance costs associated with the February 2014 debt refinancing. $2.1 million of these debt issuance costs were expensed to Loss on debt extinguishment based on the portion of the refinancing that was considered a debt modification for those lenders that had continued participation in the Company’s refinanced debt structure. The remaining $14.5 million debt issuance costs were recorded as deferred financing charges and will be amortized over the life of the respective new debt agreements into Interest expense, net. Debt issuance costs largely included arrangement fees paid to underwriters, legal fees, accounting fees, consulting fees, and printing fees. The Company recorded the current portion of these costs in Prepaid expenses and other current assets and the non-current portion was recorded in Other long-term assets in the Company’s Condensed Consolidated Balance Sheets.
In accordance with ASC 470-50-40-2 – "Debt – Modifications and Extinguishments," the Company recorded a Loss on debt extinguishment of $83.0 million in the Consolidated Statement of Operations in fiscal 2014. Of the $83.0 million, approximately $70.3 million related to the extinguishment of the Oaktree Senior Notes, $10.6 million related to non-cash charges resulting from the write-off of unamortized transaction costs and fees, and $2.1 million related to new third-party debt issuance costs.
Debt After Refinancing
In December 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $7.8 million was outstanding as of October 31, 2014. Principal and interest payments were due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for the Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account and made available as expenditures were approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash was classified as non-current on the balance sheet. In December 2012, the remaining balance within the escrow account was released back to the lender and was used to pay down the outstanding loan balance. Also, as part of the paydown, the Company paid a 4% prepayment penalty, which was recorded in Interest expense, net.
The Guaranteed Loan provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility, as defined below. The financial covenants within the Guaranteed Loan were reset to match those in the Waiver and Third Amendment to the Company's Secured Credit Facility, as described in more detail below.
Additionally, on February 19, 2014, Diamond closed the Warrant Exercise Agreement, pursuant to which Oaktree agreed to exercise in full its warrant to purchase an aggregate of 4,420,859 shares of Diamond common stock, by paying in cash the exercise price of approximately $44.2 million; less a cash exercise and contractual modification inducement fee of $15.0 million. The warrant was issued to Oaktree in connection with the Securities Purchase Agreement, dated May 22, 2012 (“Securities Purchase Agreement”), under which Diamond issued the Oaktree Senior Notes. The $15.0 million inducement fee was included within Warrant exercise fee on the Company’s Consolidated Statement of Operations in the 2014 Annual Report on Form 10-K.
The Warrant Exercise Agreement provided that so long as Oaktree and/or its affiliates hold at least 10% of Diamond’s outstanding common stock, Oaktree will have the right to nominate one member of Diamond’s Board of Directors. In addition, until the later of (a) twelve months after Oaktree no longer has the right to nominate a member of Diamond’s Board of Directors or (b) twelve months after any director nominated by Oaktree under the Warrant Exercise Agreement or the Securities Purchase Agreement no longer serves as a director, Oaktree and its affiliates agree not to: acquire or beneficially own more than 30% of the outstanding common stock of Diamond; commence or support any tender offer for Diamond common stock; make or participate in any solicitation of proxies to vote or seek to influence any person with respect to voting its Diamond common stock; publicly announce a proposal or offer concerning any extraordinary transaction with Diamond; form, join or participate in a group for the purpose of acquiring, holding, voting or disposing of any Diamond securities; take any actions that could reasonably be expected to require Diamond to make a public announcement regarding the possibility of such an acquisition, tender offer or proxy solicitation; enter into any agreements with a third party regarding any such prohibited actions; or request Diamond to amend or waive such provisions. Upon the closing of the transactions contemplated by the Warrant Exercise Agreement, the Securities Purchase Agreement, and Diamond’s obligations thereunder, terminated. The common stock issued upon exercise of the warrant was issued in a private placement pursuant to exemptions from the registration requirements of the Securities Act of 1933 and are covered by a Registration Rights Agreement entered into on May 29, 2012 in connection with the Securities Purchase Agreement.
The Term Loan Facility will mature in 4.5 years and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loan Facility with the balance payable on the maturity date of the Term Loan Facility. The Term Loan Facility permits the Company to increase the term loans, or add a separate tranche of term loans, by an amount not to exceed $100 million plus the maximum amount of additional term loans that the Company could incur without its senior secured leverage ratio exceeding 4.50 to 1.00 on a pro forma basis after giving effect to such increase or addition. Amounts outstanding bear interest at a rate per annum equal to: (i) the Eurodollar Rate (as defined in the Term Loan Facility and subject to a “floor” of 1.00%) plus the applicable margin or (ii) the Base Rate (as defined in the Term Loan Facility), which is the greatest of (a) Credit Suisse’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the Eurodollar Rate for an interest period of one month plus 1.00%, plus, in each case, the applicable margin to be agreed with the lenders party thereto.
Loans under the ABL facility are available up to a maximum amount outstanding at any one time equal to the lesser of (a) $125 million and (b) the amount of the Borrowing Base, in each case, less customary reserves. Under the ABL Facility, the Company has a $20 million sublimit for the issuance of letters of credit, and a Swing Line Facility of up to $12.5 million for same day borrowings. Borrowing Base is defined as (a) 85% of the amount of the Company’s eligible accounts receivable; plus (b) the lesser of (i) 70% of the book value of eligible inventory in the US and (ii) 85% times the net orderly liquidation value of Diamond’s eligible inventory in the U.S.; less (c) in each case, customary reserves.
Under the ABL Facility, Diamond may elect that the loans bear interest at a rate per annum equal to: (i) the LIBOR Rate plus the applicable margin; or (ii) the Base rate plus applicable margin. “LIBOR Rate” means the rate per annum equal to (i) the Intercontinental Exchange Benchmark Administration Ltd. LIBOR Rate (“ICE LIBOR”), at approximately 11:00 a.m., London time, two Business Days prior to the commencement of the requested Interest Period. “Base Rate” means the greatest of (a) the Federal Funds Rate plus 0.5%, (b) the LIBOR Rate (which rate shall be calculated based upon an interest period of 1 month and shall be determined on a daily basis), plus 1.00%, and (c) the rate of interest announced, from time to time, by Wells Fargo at its principal office in San Francisco as its “prime rate”. The LIBOR Rate shall be available for interest periods of one week or, one, two, three or six months and, if all lenders agree, twelve months. “Applicable Margin” means, as of any date of determination and with respect to Base Rate Loans or LIBOR Rate Loans, as applicable, the applicable margin set forth in the following table that corresponds to the Average Daily Net Availability of Borrower for the most recently completed fiscal quarter period.
The Term Loan Facility and ABL Facility provide for customary affirmative and negative covenants. The Term Loan Facility has customary cross-default provisions and the ABL Facility contains cross-acceleration provisions, in each case that may be triggered if Diamond fails to comply with obligations under its other credit facilities or indebtedness. The Term Loan Facility has a first priority perfected lien on substantially all property, plant and equipment, capital stock, intangibles and second priority lien on the ABL Priority Collateral, subject to customary exceptions. The ABL Facility requires Diamond to maintain a minimum fixed charge coverage ratio of 1.1:1.0 if at any time excess availability is less than 10% of maximum availability; and requires Diamond to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if excess availability falls below 12.5% of maximum availability for a period of 5 consecutive business days. The ABL Facility is secured by a first-priority lien on accounts receivable, inventory, cash and deposit accounts and a second-priority lien on all real estate, equipment and equity interests of the Company under, and guarantors of, the ABL Facility.
The Notes, which will mature on March 15, 2019, were offered only to (i) qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended (“Securities Act”), and (ii) to certain non-U.S. persons in offshore transactions in reliance on Regulation S of the Securities Act. The initial issuance and sale of the Notes were not registered under the Securities Act, and the Notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and the registration or qualification requirements of other applicable securities laws. The terms of the Notes do not provide for registration rights. Interest on the Notes is payable on March 15 and September 15 of each year, commencing September 15, 2014. On or after March 15, 2016, Diamond may redeem all or a part of the Notes at a price equal to 103.50% of the principal amount of the Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.75% on and after March 15, 2017 and 100.00% on and after March 15, 2018. Before March 15, 2016, Diamond may redeem some or all of the Notes at a price equal to 100.00% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date and the make-whole premium. Before March 15, 2016, Diamond may redeem up to 35% of the Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 107.00% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption. If Diamond experiences a change of control, Diamond must offer to purchase for cash all or any part of each holder’s Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any. The indenture pursuant to which the Notes were issued contains customary covenants that, among other things, limit Diamond’s ability and Diamond’s restricted subsidiaries’ ability to incur additional indebtedness, make restricted payments, enter into transactions with affiliates, create liens, pay dividends on or repurchase stock, make specified types of investments, and sell all or substantially all of their assets or merge with other companies. Each of the covenants is subject to a number of important exceptions and qualifications.
For the three months ended October 31, 2014 and October 31, 2013, the blended interest rate for the Company’s consolidated borrowings, and excluding the Oaktree Senior Notes, was 5.28% and 6.33%, respectively. For the three months ended October 31, 2014 and October 31, 2013, the blended interest rate for the Company’s consolidated short-term borrowings, excluding the Oaktree Senior Notes, was 1.67% and 6.26%, respectively. As of October 31, 2014, the Company was compliant with financial and reporting covenants under the new refinanced debt structure.
(10) Retirement Plans
Diamond provides retiree medical benefits and sponsors one defined benefit pension plan. Any employee who joined the Company after January 15, 1999 is not entitled to retiree medical benefits. The defined benefit plan is a qualified plan covering all bargaining unit employees. Diamond uses a July 31 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Diamond previously sponsored a nonqualified plan that was terminated in fiscal 2013 and all benefits were distributed in December 2012. There are no obligations under the nonqualified plan as of October 31, 2014.

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended October 31,		Three Months Ended October 31,
	2014	2013	2014	2013
Service cost	$—	$—	$11	$9
Interest cost	256	245	17	17
Expected return on plan assets	(292)	(270)	—	—
Amortization of net loss / (gain)	126	85	(132)	(176)
Net periodic benefit cost / (income)	$90	$60	$(104)	$(150)
The Company recognized defined contribution plan expenses of $0.4 million for the three months ended October 31, 2014 and $0.3 million for the three months ended October 31, 2013. The Company expects to contribute a total of approximately $1.5 million to the defined contribution plan during fiscal 2015.
(11) Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) attributable to the Company are foreign currency translation adjustments and changes in pension liabilities.
Changes in accumulated other comprehensive income for the three months ended October 31, 2013 by component were as follows:

	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total
Balance as of August 1, 2013	$522	$3,485	$4,007
Other comprehensive income (loss) before reclassifications	—	10,366	10,366
Amounts reclassified from accumulated other comprehensive income:
Amortization of prior gain/(loss) included in net periodic pension cost	(91)	—	(91)
Net other comprehensive income (loss)	(91)	10,366	10,275
Balance as of October 31, 2013	$431	$13,851	$14,282
Changes in accumulated other comprehensive income for the three months ended October 31, 2014 by component were as follows:

	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total
Balance as of August 1, 2014	$(1,968)	$25,601	$23,633
Other comprehensive income (loss) before reclassifications	—	(12,196)	(12,196)
Amounts reclassified from accumulated other comprehensive income:
Amortization of prior gain/(loss) included in net periodic pension cost	(6)	—	(6)
Net other comprehensive income (loss)	(6)	(12,196)	(12,202)
Balance as of October 31, 2014	$(1,974)	$13,405	$11,431

(12) Commitments and Contingencies
In re Diamond Foods Inc., Shareholder Derivative Litigation
In fiscal 2012, putative shareholder derivative lawsuits were in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond and naming certain executive officers and the members of Diamond’s board of directors as individual defendants. These lawsuits, which related principally to the Company’s accounting for certain payments to walnut growers in fiscal 2010 and 2011, were subsequently consolidated as In re Diamond Foods Inc., Shareholder Derivative Litigation which purports to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement. Following mediation efforts, the parties agreed to terms of a proposed settlement and the court entered an order granting final approval of the settlement on August 19, 2013. On September 23, 2013, a Notice of Appeal from the order granting final approval was filed by a single stockholder. No date for this hearing on this appeal has been scheduled. The Company will continue to incur costs associated with this action, and, depending on the ultimate outcome, could continue to do so, and management’s attention may be diverted to this matter. This could have a material adverse effect on the Company’s business, financial condition and results of operations.

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
On April 2, 2014, Richard Hall filed a putative class action against the Company in San Francisco Superior Court, alleging that certain ingredients contained in the Company’s Kettle Brand chips and TIAS Tortilla Chips are not natural and seeking damages and injunctive relief. The complaint purports to assert seven causes of action for alleged violations of California’s Business and Profession’s Code, California’s Consumer Legal Remedies Act and for restitution based on quasi-contract/unjust enrichment. Plaintiff purports to bring this action on his own behalf, as well as on behalf of all consumers in the United States, or alternatively, California, who purchased certain of Diamond’s Kettle Brand Chips or Kettle Brand TIAS tortilla chips within 4 years of the filing of the complaint.
The Company denies all allegations in these cases. Following mediation and settlement discussions among plaintiffs’ counsel in Klacko, Surzyn and Hall, the parties entered into a settlement agreement, and it is expected that they will resolve all claims on a nationwide basis and include: Diamond to take certain injunctive relief measures to confirm labeling compliance matters; establishment of a $3.0 million common fund for claims made available to the class and for the payment of class administration and attorneys’ fees; and any funds unclaimed by the class to be provided cy pres to a charity as a food donation. The Company recognized the related settlement charges within the consolidated financial statements for fiscal 2014. On October 30, 2014, the court granted preliminary approval of the settlement. The settlement is subject to final court approval. The Company cannot predict with certainty the ultimate resolution of these lawsuits, and an unfavorable outcome in excess of amounts recognized as of July 31, 2014, with respect to one or more of these proceedings could have a material adverse effect on the Company’s results of operations for the periods in which a loss is recognized.
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
(13) Segment Reporting
The Company has five operating segments that it aggregates into two reportable segments based on similarities between: economic characteristics, nature of the products, production process, type of customer, methods of distribution, and regulatory environment. The Company’s two reportable segments are Snacks and Nuts. The Snacks reportable segment predominately includes products sold under Kettle U.S., Kettle U.K. and Pop Secret. The Nuts reportable segment predominantly includes products sold under Emerald and Diamond of California.
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

The Company’s net sales and gross profit by segment were as follows:

	Three Months Ended October 31,
	2014	2013
Net sales
Snacks	$116,590	$112,589
Nuts	130,031	122,079
Total	$246,621	$234,668
Gross profit
Snacks	$42,956	$39,424
Nuts	16,434	18,509
Total	$59,390	$57,933

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
Our business is seasonal. In sourcing walnuts, we contract directly with growers for their walnut crop. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the year in accordance with our walnut purchase agreements with the growers. We typically receive in-shell pecans during the period from October to March, and shelled pecans throughout the fiscal year, and pay for them over those periods upon receipt. As a result of this seasonality, our personnel, working capital requirements and walnut inventories peak during the last four months of each calendar year. We experience seasonality in capacity utilization at our Stockton, California facility associated with the annual walnut harvest and seasonal in-shell and culinary product demand. Generally, we receive and pay for approximately 50% of the corn for popcorn in November and approximately 50% in April. We contract for potatoes and oil annually and at times throughout the year and receive and pay for this supply throughout the year.
We report our operating results on the basis of a fiscal year that starts August 1 and ends July 31. We refer to the fiscal years ended July 31, 2015, 2014, 2013, 2012, as “fiscal 2015,” “fiscal 2014,” “fiscal 2013” and “fiscal 2012” respectively.
Results of Operations
We aggregate our operating segments into two reportable segments, which are Snacks and Nuts. The Snacks reportable segment predominately includes products sold under the Kettle Brand®, Kettle Chips®, and Pop Secret® trade names. The Nuts reportable segment predominantly includes products sold under the Emerald® and Diamond of California® trade names. The Company evaluates the performance of its segments based on net sales and gross margin for each segment. Gross profit is calculated as net sales less all cost of sales.

Our net sales and gross profit by segment for the periods identified below were as follows (in thousands):

	Three Months Ended October 31,		% Change from
	2014	2013	2013 to 2014
Net sales
Snacks	$116,590	$112,589	4%
Nuts	130,031	122,079	7%
Total	$246,621	$234,668	5%
Gross profit
Snacks	$42,956	$39,424	9%
Nuts	16,434	18,509	-11%
Total	$59,390	$57,933	3%
For the three months ended October 31, 2014, Snacks segment net sales increased to $116.6 million from $112.6 million primarily due to increases in volume of 4.3%. This increase in volume is a result of higher Kettle U.S. sales, partially offset by lower sales in the U.K which was impacted by the loss of a private label contract.
For the three months ended October 31, 2014, Nuts segment net sales increased to $130.0 million from $122.1 million primarily driven by increases in pricing in our Diamond of California and Emerald brands, partially offset by decreases in volume of 1.9%.
Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 16.5% of total net sales for the three months ended October 31, 2014, and 13.5% of total net sales for the three months ended October 31, 2013. No other customer accounted for 10% or more of our total net sales for those periods.
Gross profit and margin. Snacks segment gross profit as a percentage of net sales was 36.8% for the three months ended October 31, 2014 and 35.0% for the three months ended October 31, 2013. Gross margin increased due to improved productivity and lower input costs for the three months ended October 31, 2014.
Nuts segment gross profit as a percentage of net sales was 12.6% for the three months ended October 31, 2014 and 15.2% for the three months ended October 31, 2013. Gross margin decreased principally due to higher tree nut costs and unfavorable channel and product mix. As discussed in Item 1A. Risk Factors, our commodity costs are subject to fluctuations in availability and price that could adversely impact our business and financial results.
Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $28.6 million and 11.6% of net sales for the three months ended October 31, 2014, and were $56.6 million and 24.1% of net sales for the three months ended October 31, 2013. Selling, general and administrative expenses decreased because in August 2013, we obtained preliminary approval to settle the action In re Diamond Foods Inc., Securities Litigation (the "Securities Settlement"), primarily due to the Settlement of the Securities Litigation. For the three months ended October 31, 2013, we recorded a $23.5 million loss associated with the change in fair value of the Securities Settlement. Additionally in the first quarter of fiscal 2014, we recorded a $5.0 million liability associated with an investigation by the Securities and Exchange Commission.
Advertising. Advertising costs were $11.8 million for the three months ended October 31, 2014, and $10.7 million for the three months ended October 31, 2013. Advertising expenses as a percentage of net sales was 4.8% for the three months ended October 31, 2014, and 4.5% for the three months ended October 31, 2013. The increase in advertising spending was related to the continued support of the Kettle U.S. brand.
Loss on warrant liability. Loss on warrant liability was nil for the three months ended October 31, 2014 and was $17.0 million and 7.2% of net sales for the three months ended October 31, 2013. The loss on warrant liability for the three months ended October 31, 2013 was due to the change in the fair value of the warrant liability associated with a warrant issued to a subsidiary of Oaktree Capital Management, L.P. in May 2012. The warrant was exercised in February 2014 in connection with a subsequent refinancing, and accordingly we no longer have a liability associated with the warrant as of October 31, 2014.

Interest expense, net. Interest expense, net was $10.2 million, and 4.2% of net sales, for the three months ended October 31, 2014 and was $14.8 million and 6.3% of net sales for the three months ended October 31, 2013. Interest expense, net decreased for the three months ended October 31, 2014 primarily due to our refinanced debt structure which yields lower interest rates than our previously held debt obligations which included the payment-in-kind interest on the Oaktree Senior Notes and Redeemable Note (the "Oaktree Senior Notes").
Income taxes. Our effective tax rate was approximately 12.1% for the three months ended October 31, 2014 compared with approximately (2.5%) for the three months ended October 31, 2013. The difference between the effective tax rate and the federal statutory rate of 35% in these periods was primarily due to valuation allowances related to deferred tax assets not considered to be realizable, deferred tax liabilities resulting from indefinite life assets, and lower tax rates in non U.S. jurisdictions.

The tax provision for the three months ended October 31, 2014 was determined using an estimated annual effective tax rate adjusted for discrete items that occurred in the quarter. Our effective tax rate may be subject to fluctuation during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business.

The tax provision for the three months ended October 31, 2013 was determined by estimating the U.S. tax provision using the discrete method provided in ASC 740 and using an estimated annual effective tax rate for the U.K. tax provision. The discrete method was used in the U.S. because of unpredictable trends in the Company’s U.S. net income or loss position due to the loss on debt extinguishment and expenses associated with the shareholder derivative litigation, which we do not expect to be recurring.

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and tax basis of assets and liabilities as well as net operating loss and tax credit carryovers. We record a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease respectively in the period such determination is made.
Liquidity and Capital Resources
Our liquidity is dependent upon funds generated from operations and external sources of financing, including our ABL Facility discussed below.
Cash provided by operating activities was $14.6 million during the three months ended October 31, 2014 , compared to $12.8 million cash provided by operating activities for the three months ended October 31, 2013. The increase in cash provided by operating activities was primarily due to improved operating results and the positive cash flow impact of changes in certain working capital items; primarily an increase in grower payables and accounts payables and accrued liabilities, offset by an increase in inventories, net. Cash used in investing activities was $7.6 million during the three months ended October 31, 2014, compared to cash used in investing activities of $1.3 million for the three months ended October 31, 2013. The change in cash used for investing activities primarily related to machinery and equipment additions associated with our standard business operations in the U.S. and U.K. and capitalizable costs associated with our financial system upgrade implementation. In addition, cash used in financing activities was $0.9 million during the three months ended October 31, 2014, compared to $5.5 million of cash used in financing activities during the three months ended October 31, 2013. The decrease in cash used by financing activities is primarily due to net borrowings under the revolving line of credit for the three months ended October 31, 2014 versus repayments being made under the revolving line of credit for the three months ended October 31, 2013.
Working capital and stockholders’ equity were $116.2 million and $280.6 million at October 31, 2014, compared to $110.3 million and $283.8 million at July 31, 2014, and ($89.4) million and $140.0 million at October 31, 2013. The increase in working capital between October 31, 2013 and October 31, 2014 was primarily due to the extinguishment of the warrant liability and Securities Settlement liability in the third quarter of fiscal 2014, an increase in inventories, offset by an increase in grower payables as of the balance sheet date. Capitalized expenditures were $7.6 million for the three months ended October 31, 2014 and $1.3 million for the three months ended October 31, 2013.

Description of Refinancing
On February 19, 2014, we refinanced our debt capital structure. We entered into a 4.5 year senior secured term loan facility, (the "Term Loan Facility") in an aggregate principal amount of $415 million, a 4.5 year senior secured asset-based revolving credit facility (the “ABL Facility”) in an aggregate principal amount of $125 million and issued $230 million in 7.000% Senior Notes due March 2019 (the “Notes”). Pursuant to an agreement dated February 9, 2014 (the “Warrant Exercise

Agreement”), OCM PF/FF Adamantine Holdings, Ltd. (a subsidiary of Oaktree) exercised its warrant to purchase 4,420,859 shares of our common stock at the $10 exercise price per share for $44.2 million, less a warrant cash exercise and contractual modification inducement fee of $15 million (the “Warrant Exercise Transaction”). The Warrant Exercise Transaction closed on February 19, 2014, concurrent with the refinancing transactions and we derecognized the warrant liability of approximately $84.1 million on that date.
We used the net proceeds of the Term Loan Facility, the Notes and the Warrant Exercise Transaction to (1) prepay approximately $348 million of indebtedness outstanding under, and terminate, the Secured Credit Facility, (2) prepay approximately $276 million of indebtedness outstanding under, and terminate, the Oaktree Senior Notes, (3) pay approximately $32.3 million of prepayment premiums to the holders of the Oaktree Senior Notes, and (4) pay fees related to the preparation, negotiation, execution and delivery of the definitive documentation for the Term Loan Facility, the Notes and the ABL Facility. In accordance with ASC 835-30-45-3 Imputation of Interest - Other Presentation Matters, we recorded $14.5 million of new debt issuance costs associated with the February 2014 debt refinancing as deferred financing charges. Certain debt issuance costs incurred were expensed to Loss on debt extinguishment based on the portion of the refinancing that was considered a debt modification that arose from certain lenders continued participation in our refinanced debt structure. Debt issuance costs largely included arrangement fees paid to underwriters, legal fees, accounting fees, consulting fees, and printing fees. We recorded the current portion of these costs in Prepaid expenses and other current assets and the non-current portion was recorded in Other long-term assets in our Condensed Consolidated Balance Sheets. These amounts will be amortized over the life of the respective new debt agreements.
We recorded a loss on debt extinguishment of $83.0 million in fiscal 2014. Of the $83.0 million, we recorded approximately $70.3 million associated with the Oaktree Senior Notes, non-cash charges of $10.6 million resulting from the write-off of unamortized Oaktree and Secured Credit Facility transaction costs and fees and $2.1 million in new third party debt issuance costs associated with certain lenders that continued participation in the debt arrangements both prior to and subsequent to the refinancing transaction.
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
Debt After Refinancing
In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $7.8 million was outstanding as of October 31, 2014. Principal and interest payments were due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for our Beloit, Wisconsin plant expansion. Borrowed funds were placed in an interest-bearing escrow account and made available as expenditures were approved for reimbursement. As the cash was used to purchase non-current assets, such restricted cash was classified as non-current on the balance sheet. In December 2012, the remaining balance within the escrow account was released back to the lender and was used to pay down the outstanding loan balance. Also, as part of the paydown, we paid a 4% prepayment penalty, which was recorded in Interest expense, net.
The Guaranteed Loan provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility, as defined below. The financial covenants within the Guaranteed Loan were reset to match those in the Waiver and Third Amendment to its Secured Credit Facility, as described in more detail below.
Additionally, on February 9, 2014, we entered into, and on February 19, 2014, we closed, a warrant exercise agreement with Oaktree (the “Warrant Exercise Agreement”), pursuant to which Oaktree agreed to exercise in full its warrant to purchase an aggregate of 4,420,859 shares of our common stock, by paying in cash the exercise price of approximately $44.2 million; less a cash exercise and contractual modification inducement fee of $15.0 million. The warrant was issued to Oaktree in connection with the Securities Purchase Agreement, dated May 22, 2012 (“Securities Purchase Agreement”), under which we issued the Oaktree Senior Notes.
The Warrant Exercise Agreement provided that so long as Oaktree and/or its affiliates hold at least 10% of our outstanding common stock, Oaktree will have the right to nominate one member of our Board of Directors. In addition, until the later of (a) twelve months after Oaktree no longer has the right to nominate a member of our Board of Directors or (b) twelve months after any director nominated by Oaktree under the Warrant Exercise Agreement or the Securities Purchase Agreement no longer serves as a director, Oaktree and its affiliates agree not to: acquire or beneficially own more than 30% of the outstanding common stock of Diamond; commence or support any tender offer for our common stock; make or participate in any solicitation of proxies to vote or seek to influence any person with respect to voting its Diamond common stock; publicly announce a proposal or offer concerning any extraordinary transaction with us; form, join or participate in a group for the purpose of acquiring, holding, voting or disposing of any our securities; take any actions that could reasonably be expected to require us to make a public announcement regarding the possibility of such an acquisition, tender offer or proxy solicitation; enter into any agreements with a third party regarding any such prohibited actions; or request us to amend or waive such provisions. Upon the closing of the transactions contemplated by the Warrant Exercise Agreement, the Securities Purchase Agreement, and our obligations thereunder, terminated. The common stock issued upon exercise of the warrant were issued in a private placement pursuant to exemptions from the registration requirements of the Securities Act of 1933 and are covered by a Registration Rights Agreement entered into on May 29, 2012 in connection with the Securities Purchase Agreement.
The Term Loan Facility will mature in 4.5 years and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loan Facility with the balance payable on the maturity date of the Term Loan Facility. The Term Loan Facility permits us to increase the term loans, or add a separate tranche of term loans, by an amount not to exceed $100 million plus the maximum amount of additional term loans that we could incur without our senior secured leverage ratio exceeding 4.50 to 1.00 on a pro forma basis after giving effect to such increase or addition. Amounts outstanding bear interest at a rate per annum equal to: (i) the Eurodollar Rate (as defined in the Term Loan Facility and subject to a “floor” of 1.00%) plus the applicable margin or (ii) the Base Rate (as defined in the Term Loan Facility), which is the greatest of (a) Credit Suisse’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the Eurodollar Rate for an interest period of one month plus 1.00%, plus, in each case, the applicable margin to be agreed with the lenders party thereto.
Loans under the ABL facility are available up to a maximum amount outstanding at any one time equal to the lesser of (a) $125 million and (b) the amount of the Borrowing Base, in each case, less customary reserves. Under the ABL Facility, we have a $20 million sub-limit for the issuance of letters of credit, and a Swing Line Facility of up to $12.5 million for same day borrowings. Borrowing Base is defined as (a) 85% of the amount of our eligible accounts receivable; plus (b) the lesser of (i) 70% of the book value of eligible inventory in the US and (ii) 85% times the net orderly liquidation value of our eligible inventory in the U.S.; less (c) in each case, customary reserves. As of October 31, 2014, there were $8.0 million loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $4.7 million and the net availability under the ABL Facility was $111.8 million. The maximum balance outstanding under the ABL Facility for the three months ended October 31, 2014 was $9.0 million.
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
The Term Loan Facility and ABL Facility provide for customary affirmative and negative covenants. The Term Loan Facility has customary cross-default provisions and the ABL Facility contains cross-acceleration provisions, in each case that may be triggered if we fail to comply with obligations under our other credit facilities or indebtedness. The Term Loan Facility has a first priority perfected lien on substantially all property, plant and equipment, capital stock, intangibles and second priority lien on the ABL Priority Collateral, subject to customary exceptions. The ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1.1:1 if at any time excess availability is less than 10% of maximum availability; and requires us to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if excess availability falls below 12.5% of maximum availability for a period of 5 consecutive business days. The ABL Facility is secured by a first-priority lien on accounts receivable, inventory, cash and deposit accounts and a second-priority lien on all real estate, equipment and equity interests of the Company under, and guarantors of, the ABL Facility.
The Notes, which will mature on March 15, 2019, were offered only to (i) qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended (“Securities Act”), and (ii) to certain non-U.S. persons in offshore transactions in reliance on Regulation S of the Securities Act. The initial issuance and sale of the Notes were not registered under the Securities Act, and the Notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and the registration or qualification requirements of other applicable securities laws. The terms of the Notes do not provide for registration rights. Interest on the Notes is payable on March 15 and September 15 of each year, commencing September 15, 2014. On or after March 15, 2016, we may redeem all or a part of the Notes at a price equal to 103.500% of the principal amount of the Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.750% on and after March 15, 2017 and 100.000% on and after March 15, 2018. Before March 15, 2016, we may redeem some or all of the Notes at a price equal to 100.000% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date and the make-whole premium. Before March 15,

2016, we may redeem up to 35% of the Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 107.000% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption. If we experience a change of control, we must offer to purchase for cash all or any part of each holder’s Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any. The indenture pursuant to which the Notes were issued contains customary covenants that, among other things, limit our ability and our restricted subsidiaries’ ability to incur additional indebtedness, make restricted payments, enter into transactions with affiliates, create liens, pay dividends on or repurchase stock, make specified types of investments, and sell all or substantially all of their assets or merge with other companies. Each of the covenants is subject to a number of important exceptions and qualifications.
For the three months ended October 31, 2014 and October 31, 2013, the blended interest rate for our consolidated borrowings, including obligations under the our refinanced debt capital structure and excluding the Oaktree Senior Notes, was 5.28% and 6.33%, respectively. For the three months ended October 31, 2014 and October 31, 2013, the blended interest rate for consolidated short-term borrowings, including obligations under the our refinanced debt capital structure and excluding the Oaktree Senior Notes, was 1.67% and 6.26%, respectively. As of October 31, 2014, we were compliant with financial and reporting covenants under the new refinanced debt structure.
Contractual Obligations and Commitments
Contractual obligations and commitments at October 31, 2014, were as follows (in millions):

	Payments Due by Period
	Total	FY2015	FY 2016- FY 2017	FY 2018- FY 2019	Thereafter
ABL Facility	$8.0	$8.0	$—	$—	$—
Long-term obligations	649.6	4.9	13.3	631.4	—
Interest on long-term obligations (a)	139.3	25.5	67.9	45.9	—
Capital leases	10.4	2.0	5.7	2.1	0.6
Interest on capital leases	1.4	0.5	0.7	0.2	—
Operating leases	27.2	3.6	8.2	7.1	8.3
Purchase commitments (b)	59.2	56.5	2.7	—	—
Pension liability	9.2	0.6	1.5	1.7	5.4
Long-term deferred tax liabilities (c)	112.9	—	—	—	112.9
Other long-term liabilities (d)	5.1	0.8	1.9	1.6	0.8
Total	$1,022.3	$102.4	$101.9	$690.0	$128.0

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of October 31, 2014.

(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements as the price is not fixed within these contracts.

(c)	Primarily relates to the intangible assets of Kettle Foods.

(d)
Excludes $0.5 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($1.5 million at October 31, 2014, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

Effects of Inflation
There has been no material change in our exposure to inflation from that discussed in our 2014 Annual Report on Form 10-K.
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
There have been no material changes to our critical accounting policies from those discussed in our 2014 Annual Report on Form 10-K except as described below:
Inventories. All inventories are accounted for on a lower of cost or market basis, with cost historically determined using a combination of first-in first-out ("FIFO") and weighted average cost. Beginning in the first fiscal quarter of 2015, we have changed our inventory valuation method from FIFO to weighted average cost for certain of our inventories.  The effect of this change was not material to condensed consolidated financial statements for the interim period ended October 31, 2014.
We have entered into walnut purchase agreements with growers, under which they deliver their walnut crop to us during the fall harvest season, and we determine the price for this inventory after receipt and by the end of the fiscal year. This purchase price is determined by us based on our discretion as provided in the agreements, taking into account market conditions, crop size and quality and nut varieties, among other relevant factors. Since the ultimate purchase price to be paid will be determined subsequent to receiving the walnut crop, we estimate the final purchase price for our interim financial statements. Those interim estimates may subsequently change due to changes in the factors described above and the effect of the change could be significant. Any such changes in estimates are accounted for in the period of change by adjusting inventory on hand or cost of goods sold if the inventory is sold through.
Recent Accounting Pronouncements
See Note 2 to the Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that discussed in our 2014 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our principal officers as appropriate to allow timely decisions regarding required disclosure. The President and Chief
Executive Officer and Executive Vice President and Chief Financial Officer concluded that, due to the following material weakness in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of October 31, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness Previously Identified
We previously identified and disclosed in our Annual Report on Form 10-K for the period ended July 31, 2014, a material weakness in our internal control over financial reporting over complex and non-routine transactions that still existed as of October 31, 2014. As a result, our management concluded that the Company's internal control over financial reporting was not effective as of October 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting as of October 31, 2014 was:

•
Complex and Non-routine Transactions — We did not maintain effective controls over the accounting for complex and non-routine transactions. Specifically, we did not utilize sufficient technical accounting capabilities related to complex and non-routine transactions.

This material weakness resulted in audit adjustments in prior periods related to currency translation associated with the allocation of goodwill to reporting units resulting from a change in segments, impairment of a long-lived intangible asset resulting from facility closure, classification of restricted cash on the consolidated statement of cash flows and the restatement of the Company’s condensed consolidated financial statements for the three and six months ended January 31, 2013 to correct diluted earnings (loss) per share. Additionally, this material weakness could result in misstatements of the consolidated financial statements that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Efforts
We developed certain remediation steps to address the previously disclosed material weaknesses discussed above and to improve our internal control over financial reporting. The Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal control environment. The following remediation steps are among the measures that are being implemented by the Company:
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
On April 2, 2014, Richard Hall filed a putative class action against the Company in San Francisco Superior Court, alleging that certain ingredients contained in our Kettle Brand chips and TIAS Tortilla Chips are not natural and seeking damages and injunctive relief. Plaintiff purports to bring this action on his own behalf, as well as on behalf of all consumers in the United States, or alternatively, California, who purchased certain of Diamond’s Kettle Brand Chips or Kettle Brand TIAS tortilla chips within four years of the filing of the complaint.
The Company denies all allegations in these cases. Following mediation and settlement discussions among plaintiffs’ counsel in Klacko, Surzyn and Hall, the parties entered into a settlement agreement, and it is expected to resolve all claims on a nationwide basis and include: Diamond to take certain injunctive relief measures to confirm labeling compliance matters; establishment of a $3.0 million common fund for claims made available to the class and for the payment of class administration and attorneys’ fees; and any funds unclaimed by the class to be provided cy pres to a charity as a food donation. The Company recognized the related settlement charges within the consolidated financial statements for fiscal 2014. On October 30, 2014, the court granted preliminary approval of the settlement. The settlement is subject to final court approval. We cannot predict with certainty the ultimate resolution of these lawsuits, and an unfavorable outcome in excess of amounts recognized as of July 31, 2014, with respect to one or more of these proceedings could have a material adverse effect on our results of operations for the periods in which a loss is recognized.
Other
We are involved in various legal actions in the ordinary course of our business. We do not believe it is feasible to predict or determine the outcome or resolution of the above litigation proceedings, or to estimate the amounts of, or potential range of, loss with respect to those proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material impact on our financial position, results of operations and cash flows.

Item 1A. Risk Factors
You should consider carefully each of the risks described below, together with all of the information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended July 31, 2014, before deciding to invest in our common stock. If any of the risks outlined herein occurs, our business, financial condition, or results of operations may suffer.
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
On December 14, 2011, we received a formal order of investigation from the Division of Enforcement of the United States Securities and Exchange Commission (the “SEC”) regarding matters associated with the accounting for payments to walnut growers that resulted in the restatement of fiscal 2010 and 2011 financial results. On January 9, 2014, the SEC authorized a settlement, pursuant to which, and without admitting or denying the allegations in the SEC’s complaint, we agreed to pay $5 million to resolve the matter. The U.S. District Court for the Northern District of California approved the settlement on January 10, 2014 and entered judgment on January 21, 2014. The SEC also entered into a settlement with our former CEO, but remains in litigation with our former CFO. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees, including our former CFO, in connection with the ongoing SEC litigation and any future government inquiries, investigations or actions. These matters have required us to expend significant management time, incur legal and other expenses and will require us to continue to do so. We have exhausted available coverage under applicable insurance policies, and therefore we will need to pay for future expenses related to these matters ourselves, including in connection with the pending litigation between the SEC and our former CFO. Additionally, an adverse judgment against our former CFO could result in claims by our insurance carriers to recover sums previously paid in defense of various related lawsuits and investigative matters. Such claims, if asserted and successful, may have a material effect on our financial condition, business, results of operations and cash flow.
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

As of July 31, 2014, the material weakness related to our controls over journal entries had been remediated. The material weakness related to the evaluation and review of complex and non-routine transactions, however, has not been remediated.
Because the material weakness over the evaluation and review of complex and non-routine transactions has not been remediated, we have concluded that as of October 31, 2014, our internal controls over financial reporting were not effective. Until the evaluation and review of complex and non-routine transactions material weakness is fully remediated, it may be difficult for us to manage our business, our results of operations could be harmed, our ability to report results accurately and on time could be impaired, investors may lose faith in the reliability of our statements, and the price of our securities may be materially impacted. We cannot assure you whether, or when, the remaining control deficiency that has been identified as a material weakness will be fully remediated.
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
In fiscal 2012, putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond and naming certain executive officers and the members of our board of directors as individual defendants. These lawsuits, which related principally to our accounting for certain payments to walnut growers in fiscal 2010 and 2011, were subsequently consolidated as In re Diamond Foods, Inc. Shareholder Derivative Litigation which purports to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement. Following mediation efforts, the parties agreed to terms of a proposed settlement and the court entered an order granting final approval of the settlement on August 19, 2013. On September 23, 2013, a Notice of Appeal from the order granting final approval was filed by a single stockholder. No date for this hearing on this appeal has been scheduled. In addition, the SEC currently is in litigation with Diamond’s former CFO with respect to claims arising from the same circumstances. Former executive officers and members of our board of directors as individual defendants have been the subject of government investigations and lawsuits. Under Delaware law, our bylaws and certain indemnification agreements, we may have an obligation to indemnify former officers and directors in relation to these matters. Insurance funds from our director and officer liability policies were used in connection with the settlements of the shareholder derivative litigation and securities class action litigation and as a result, we will be required to fund indemnity obligations from claims relating to these matters. For example, if the litigation between our former CFO and the SEC continues or appeals proceed in the shareholder derivative action, our indemnity obligations could result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flow to suffer.
Government regulations could increase our costs of production and our business could be adversely affected.
As a food company, we are subject to extensive government regulation, including regulation of the manufacturing, importation, processing, product quality, packaging, storage, distribution and labeling of our products. Furthermore, there may be changes in the legal and regulatory environment, and governmental entities or agencies in jurisdictions where we operate may impose new manufacturing, importation, processing, packaging, storage, distribution, labeling or other restrictions, which could increase our costs and affect our profitability. For example, various regulatory authorities and others have paid increasing attention to the effect on humans due to the consumption of acrylamide—a naturally-occurring chemical compound that is formed in the process of cooking many foods, including potato chips, and a potential carcinogen—and have imposed additional regulatory requirements. In the State of California, we are required to warn about the presence of acrylamide and other potential carcinogens in our products. In addition, the U.S. Food and Drug Administration is currently evaluating banning the use of partially hydrogenated oils in food, which some of our products contain. If consumer concerns about acrylamide or partially hydrogenated oils increase or these substances are regulated further or not allowed in food products, demand for affected products could decline or we may be unable to sell certain products and our revenues and business could be harmed. Our manufacturing operations are subject to various national, regional or state and local laws and regulations that require us to obtain licenses relating to customs, health and safety, building and land use and environmental protection. We are also subject to environmental regulations governing the discharge into the air, and the generation, handling, storage, transportation, treatment and disposal of waste materials. New or amended statutes and regulations, increased production at our existing facilities and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits, and could require us to change our methods of operations, which could be costly. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, all of which could have an adverse effect on our business.
A disruption at any of our production facilities would significantly decrease production, which could increase our cost of sales and reduce our net sales and income from operations.
We process and package our products in several domestic and international facilities and also have co-manufacturing agreements and co-pack arrangements with third parties. A temporary or extended interruption in operations at any of our facilities, whether due to technical or labor difficulties, destruction or damage from fire, flood or earthquake, infrastructure failures such as power or water shortages, raw material shortage or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to lose sales and write off inventory. Any prolonged disruption in the operations of our facilities or our co-packer facilities would have a significant negative impact on our ability to manufacture and package our products on our own or have our products manufactured and packaged and may cause us to seek additional third-party arrangements, thereby increasing production costs. These third parties may not be as efficient as we are and may not have the capabilities to process and package some of our products, which could adversely affect sales or operating income. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products.
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
We require a substantial amount of energy and water to make our products. Transportation costs, including fuel and labor, also represent a significant portion of the cost of our products, because we use third-party truck and rail companies to collect our raw materials and deliver our products to our distributors and customers. These costs fluctuate significantly over time due to factors that may be beyond our control, including increased fuel prices, adverse weather conditions or natural disasters, employee strikes, regulation and increased export and import restrictions. We may not be able to pass on increased costs of production or transportation to our customers. In addition, from time to time, transportation service providers have a backlog of shipping requests, which could impact our ability to ship products in a timely fashion. Increases in the cost of water, electricity, natural gas, fuel or labor and failure to ship products on time, could increase our costs of production and adversely affect our profitability.
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
Our branded products face competition from private label products (retailer brands) that at times may be sold at lower price points. The impact of price gaps between our products and private label products may result in share erosion and harm our business. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products that are more attractive to customers or consumers than ours. These competitors may also prove to be more successful in marketing and selling their products than we are; and may be better able to increase prices to reflect cost pressures. We may not compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing, commodity costs, or promotional activities of our competitors or whether they will have a negative effect on us. Many of our competitors engage in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share, decline in sales, or result in significant price or margin erosion, which would have a material effect on our business, financial condition and results of operations.
Our proprietary brands and packaging designs are essential to the value of our business, and the inability to protect, and costs associated with protecting, our intellectual property could harm the value of our brands and adversely affect our business and results of operations.
Our success depends significantly on our know-how and other intellectual property. We rely on a combination of trademarks, service marks, trade secrets, patents, copyrights and similar rights to protect our intellectual property. Our success also depends in large part on our continued ability to use existing trademarks and service marks in order to maintain and increase brand awareness and further develop our brands.
Our efforts to protect our intellectual property may not be adequate. Third parties may misappropriate or infringe on our intellectual property or develop more efficient and advanced technologies. Our patents expire over time and third parties may use such previously patented technology to compete against us; our third-party manufacturers and partners may also disclose our trade secrets. From time to time, we engage in litigation to protect our intellectual property, which could result in substantial costs as well as diversion of management attention. The occurrence of any of these risks could adversely affect our business and results of operations.

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
A significant portion of our assets are goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a non-cash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. To the extent our market capitalization (increased by a reasonable control premium) results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill and other intangible assets has occurred and to calculate an impairment loss. If there are future changes in our stock price, or significant changes in the business climate or operating results of our reporting units, we may incur additional impairment charges related to the Kettle U.S. trade name or our other intangible assets and goodwill which would negatively impact our consolidated operating results and further reduce our stock price. At October 31, 2014, the carrying value of goodwill and other intangible assets totaled approximately $789.0 million, compared to total assets of approximately $1,338.4 million and total shareholders’ equity of approximately $280.6 million. At October 31, 2013, the carrying value of goodwill and other intangible assets totaled approximately $798.0 million, compared to total assets of approximately $1,307.2 million and total shareholders’ equity of approximately $140.0 million.
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
We have incurred and will continue to have a substantial amount of indebtedness. Our high debt-service requirements could adversely affect our ability to operate our business, and might limit our ability to take advantage of potential business opportunities. Our ability to make scheduled payments or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors beyond our control. Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts and other general corporate requirements. We may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. This high degree of leverage could have other important consequences, including: making it more difficult to satisfy obligations with respect to the 7.000% Notes due 2019 (the “Notes”) and our other indebtedness, including restrictive covenants and borrowing conditions, which could result in an event of default under the indenture governing the Notes or the agreements governing our other indebtedness;

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

•
placing us at a competitive disadvantage compared to competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from pursuing.

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
In connection with an agreement that we entered into to settle a private securities class action against us and two of our former officers, in fiscal 2014 we paid a total of $11.0 million in cash and issued approximately 4.45 million shares of our common stock to a settlement fund. In mid-November, the escrow agent began notifying eligible class participants of their portion of the settlement fund. The shares were issued to eligible class participants on November 14, 2014. The volatility in the trading price of our common stock may increase as a result of our shares being sold after distribution. In addition, on February 19, 2014 Oaktree exercised a warrant to purchase 4,420,859 million shares of our common stock. As a result of the warrant exercise, the volatility in the trading price of our common stock may increase if and when Oaktree decides to sell shares.
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
Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Further, some provisions of our charter documents, including provisions establishing a classified board of directors, eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or our management, which could have an adverse effect on the market price of our stock. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit an “interested stockholder” from engaging in a “business combination” with us for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. All of the foregoing could have the effect of delaying or preventing a change in control or management.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following are details of repurchases of common stock during the three months ended October 31, 2014:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
Repurchases from August 1 - August 31, 2014	2,102	$27.26	—	$—
Repurchases from September 1 - September 30, 2014	1,758	$27.25	—	$—
Repurchases from October 1 - October 31, 2014	24,890	$28.21	—	$—
Total	28,750	$28.08	—	$—

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

On December 5, 2014, the Compensation Committee (the "Committee") of our Board of Directors approved an Amendment to Change of Control and Retention Agreement for each of our executive officers, except Brian J. Driscoll, our President and Chief Executive Officer. Each Change of Control and Retention Agreement with these executive officers provided that all outstanding stock options and restricted stock granted by the Company would accelerate and vest in connection with a Terminated Upon Change of Control (as defined therein), subject to the effectiveness of a release. The Amendment of the agreement is intended to align this provision with the Committee's current practice of awarding performance share units and restricted stock units and any future practices that the Committee may adopt. The Committee previously had a practice of awarding stock options and restricted stock to executive officers.
Item 6. Exhibits
The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with this 10-Q	Incorporated by reference
Number	Exhibit Title		Form	File No.	Date Filed

3.01	Certificate of Elimination of Series A Junior Participating Preferred Stock of Diamond Foods, Inc.		8-K	000-51439	October 29, 2014

3.02	Amended and Restated Bylaws		8-K	000-51439	October 29, 2014

4.01	Amendment No. 4 to Rights Agreement		8-K	000-51439	October 29, 2014

10.01*	Description of Annual Incentive program		10-K	000-51439	October 3, 2014

10.02*	Form of Restricted Stock Unit Agreement	X

10.03*	Form of Performance Share Unit Agreement	X

10.04*	Form of Amendment to Change of Control and Retention Agreement (applicable to executive officers other than the CEO)	X

31.01	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.

Date: December 8, 2014	By:	/s/ Raymond P. Silcock
Raymond P. Silcock
Executive Vice President and Chief
Financial Officer

EXHIBIT INDEX

		Filed with this 10-Q	Incorporated by reference
Number	Exhibit Title		Form	File No.	Date Filed

3.01	Certificate of Elimination of Series A Junior Participating Preferred Stock of Diamond Foods, Inc.		8-K	000-51439	October 29, 2014

3.5	Amended and Restated Bylaws		8-K	000-51439	October 29, 2014

10.6	Amendment No. 4 to Rights Agreement		8-K	000-51439	October 29, 2014

10.01*	Description of Annual Incentive program		10-K	000-51439	October 3, 2014

10.02*	Form of Restricted Stock Unit Agreement	X

10.03*	Form of Performance Share Unit Agreement	X

10.04*	Form of Amendment to Change of Control and Retention Agreement (applicable to executive officers other than the CEO)	X

31.01	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*Indicates management contract or compensatory plan or arrangement.