Form 10-Q
period 2015-01-31
Diamond Foods Inc
filed 2015-03-05
CIK 1320947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________
FORM 10-Q
  _____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of February 28, 2015: 31,457,228

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements, including statements about our future operating performance and results, business strategy, commodity prices, liquidity position and sufficiency, brand portfolio and performance, availability of raw materials, our position in the walnut industry, the effectiveness of internal controls and remediating material weaknesses. These forward-looking statements are based on our assumptions, expectations and projections about future events only as of the date of this report. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the U.S. Securities and Exchange Commission (the "SEC"). We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this report and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. Actual results may differ materially from what we currently expect because of many risks and uncertainties such as: availability and cost of walnuts and other raw materials; inability to increase prices for our products if commodity prices rise; unexpected delays or increased costs in implementing our business strategies; upgrading our information technology infrastructure, including implementation of a new Enterprise Resource Planning software platform; changes in consumer preferences for snack and nut products; risks relating to our indebtedness, including the cost of our debt and its effect on our ability to respond to changes in our business, markets and industry; the dilutive impact of equity issuances; risks relating to litigation and regulatory factors including changes in food safety, advertising and labeling laws and regulations; uncertainties relating to our relations with growers; increasing competition and possible loss of key customers; risks associated with our operations outside the U.S.; including foreign currency fluctuations; and general economic and capital markets conditions.
As used in this Quarterly Report, the terms “Diamond Foods,” “Diamond,” “Company,” “registrant,” “we,” “us,” and “our” mean Diamond Foods, Inc. and its direct and indirect subsidiaries unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	January 31, 2015	July 31, 2014	January 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$49,084	$5,318	$3,556
Trade receivables, net	92,351	95,505	86,132
Inventories, net	193,449	124,273	176,041
Deferred income taxes	4,741	4,154	—
Prepaid income taxes	—	5,196	21
Prepaid expenses and other current assets	13,175	9,425	14,305
Total current assets	352,800	243,871	280,055
Property, plant and equipment, net	131,747	131,891	130,112
Goodwill	400,089	410,720	408,089
Other intangible assets, net	375,181	392,358	393,099
Other long-term assets	12,175	13,994	17,402
Total assets	$1,271,992	$1,192,834	$1,228,757
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$4,173	$10,088	$5,916
Warrant liability	—	—	82,085
Accounts payable and accrued liabilities	110,263	117,677	227,492
Payable to growers	106,379	5,784	103,392
Total current liabilities	220,815	133,549	418,885
Long-term obligations, net	635,252	637,327	549,390
Deferred income taxes	111,979	115,902	107,317
Other liabilities	20,435	22,256	21,862
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 31,951,449, 31,824,701 and 22,921,689 shares issued and 31,456,944, 31,380,758 and 22,496,794 shares outstanding at January 31, 2015, July 31, 2014, and January 31, 2014, respectively	31	31	23
Treasury stock, at cost: 494,505, 443,943 and 424,895 shares held at January 31, 2015, July 31, 2014, and January 31, 2014, respectively	(13,850)	(12,418)	(11,840)
Additional paid-in capital	600,385	594,608	338,493
Accumulated other comprehensive income	128	23,633	19,199
Retained deficit	(303,183)	(322,054)	(214,572)
Total stockholders’ equity	283,511	283,800	131,303
Total liabilities and stockholders’ equity	$1,271,992	$1,192,834	$1,228,757
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net sales	$229,667	$220,577	$476,288	$455,245
Cost of sales	168,509	164,649	355,740	341,384
Gross profit	61,158	55,928	120,548	113,861
Operating expenses:
Selling, general and administrative	29,171	33,822	57,753	90,378
Advertising	9,708	13,129	21,524	23,787
Acquisition related expenses	633	—	633	—
Loss on warrant liability	—	6,962	—	23,938
Total operating expenses	39,512	53,913	79,910	138,103
Income (loss) from operations	21,646	2,015	40,638	(24,242)
Interest expense, net	10,273	16,104	20,509	30,952
Income (loss) before income taxes	11,373	(14,089)	20,129	(55,194)
Income taxes	196	971	1,258	2,019
Net income (loss)	$11,177	$(15,060)	$18,871	$(57,213)
Income (loss) per share:
Basic	0.36	(0.68)	$0.60	$(2.60)
Diluted	0.35	(0.68)	$0.59	$(2.60)
Shares used to compute income (loss) per share:
Basic	31,127	22,052	31,075	22,019
Diluted	31,545	22,052	31,483	22,019
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net income (loss)	$11,177	$(15,060)	$18,871	$(57,213)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax[1]	(11,297)	5,010	(23,493)	15,376
Change in pension liabilities, net of tax[2]
Less: amortization of prior gain/(loss) included in net periodic pension cost	(6)	(93)	(12)	(184)
Other comprehensive income (loss):	(11,303)	4,917	(23,505)	15,192
Comprehensive loss	$(126)	$(10,143)	$(4,634)	$(42,021)

[1]
Net of tax benefit of $0.7 million and $1.4 million for the three and six months ended January 31, 2015, respectively, and net of tax expense of nil, for the three and six months ended January 31, 2014.

[2]	Net of tax expense and benefit of nil for the three and six months ended January 31, 2015 and January 31, 2014, respectively.
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,871	$(57,213)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,452	16,293
Deferred income taxes	1,000	1,715
Stock-based compensation	4,609	3,464
Acquisition and integration costs	444	—
Loss on warrant liability	—	23,938
Loss on securities settlement	—	32,173
Gain on shareholder derivative case	—	(1,600)
Original issue discount amortization, Term Loan Facility	811	—
Debt issuance cost amortization	2,134	1,698
Payment-in-kind interest on debt	—	15,425
Other, net	380	2,064
Changes in assets and liabilities:
Trade receivables, net	(294)	18,367
Inventories, net	(69,894)	(60,201)
Prepaid expenses and other current assets and income taxes	1,584	(5,126)
Other assets	44	332
Accounts payable and accrued liabilities	(5,376)	(26,681)
Payable to growers	100,595	97,296
Other liabilities	(357)	(181)
Net cash provided by operating activities	69,003	61,763
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,818)	(7,748)
Proceeds from sale of property, plant and equipment and other	—	56
Net cash used in investing activities	(13,818)	(7,692)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of revolving line of credit under the ABL Facility, net	(6,000)	—
Repayments of revolving line of credit under the Secured Credit Facility, net	—	(49,613)
Payments of long-term debt and notes payable	(4,520)	(3,984)
Purchase of treasury stock	(1,432)	(821)
Other, net	1,169	720
Net cash used in financing activities	(10,783)	(53,698)
Effect of exchange rate changes on cash	(636)	(2,702)
Net increase (decrease) in cash and cash equivalents	43,766	(2,329)
Cash and cash equivalents:
Beginning of period	5,318	5,885
End of period	$49,084	$3,556
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$18,931	$11,922
Income taxes	(5,065)	9
Non-cash investing activity:
Accrued capital expenditures	1,858	1,093
Capital lease	160	—
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended January 31, 2015 and 2014
(In thousands, except share and per share information unless otherwise noted)
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
The accompanying unaudited condensed consolidated financial statements of Diamond (“Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The accompanying Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended July 31, 2014, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s Condensed Consolidated Financial Statements. The Condensed Consolidated Balance Sheet as of July 31, 2014,
included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2014 Annual Report on Form 10-K. Operating results for the three and six months ended January 31, 2015, are not necessarily indicative of the results that may be expected for any future periods.
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
In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance also requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016.

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

(3) Financial Instruments
In January 2015, the Company purchased 175 corn call option commodity derivatives with a total notional amount of approximately $0.3 million. These purchases were in accordance with Company policy to mitigate the market price risk associated with the anticipated raw material purchase requirements, specifically future corn purchases expected to be made by the Company. The Company accounts for commodity derivatives as non-hedging derivatives.
The fair values of the Company’s derivative instruments as of January 31, 2015, July 31, 2014 and January 31, 2014, were as follows:

Asset & Liability Derivatives	Balance Sheet Location	Fair Value
		1/31/2015	7/31/2014	1/31/2014
Derivatives not designated as hedging instruments:
Commodity contracts	Prepaid and other current assets	$308	$11	$316
Warrants	Warrant liability	—	—	(82,085)
Total		$308	$11	$(81,769)
Commodity derivative gains and losses were not material to the Consolidated Statements of Operations for the three and six months ended January 31, 2015 and January 31, 2014.
A warrant was exercised in the third quarter of fiscal 2014, and accordingly, for the three and six months ended January 31, 2015, there were no effects of the Company's warrant liability on the Condensed Consolidated Statements of Operations. For the three and six months ended January 31, 2014, the Company recognized a loss of $7.0 million and $23.9 million, respectively, associated with the warrants in Loss on warrant liability on the Consolidated Statements of Operations.
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

The Company performed a final re-measurement of its warrant liability on February 18, 2014 as a result of the Warrant Exercise Transaction, as described in Note 9 to the Notes to the Condensed Consolidated Financial Statements. The warrant liability measured at fair value on a recurring basis was $84.1 million as of February 18, 2014, nil as of January 31, 2015, nil as of July 31, 2014 and $82.1 million as of January 31, 2014. The Company had elected to use the income approach to value the warrant liability and used the Black-Scholes option valuation model. This valuation was considered Level 3 due to the use of certain unobservable inputs. Inputs into the Black-Scholes model include: remaining term, stock price, strike price, maturity date, risk-free rate, and expected volatility. The significant Level 3 unobservable inputs previously used in the valuation were expected volatility and the probability to exchange $75 million of the senior notes for convertible preferred stock upon achievement of certain profitability targets (the “Special Redemption”). The expected volatility used to measure the warrant liability at fair value was 45.0% as of February 18, 2014 and 47.5% as of January 31, 2014. As provided in certain agreements between Diamond and Oaktree Capital. L.P. (“Oaktree”), described in Note 9 to the Notes to the Condensed Consolidated Financial Statements, based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur. As such, the probability of Special Redemption was not applicable for the warrant liability valuation performed as of February 18, 2014 and January 31, 2014.

Assets and Liabilities Disclosed at Fair Value

The fair value of certain financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate the amounts recorded in the balance sheet because of the relatively short term nature of these financial instruments. The fair value of notes payable and long-term obligations at the end of each fiscal period approximates the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar financial instruments, except for the 7.000% Senior Notes (the "Notes") issued during the third quarter of fiscal 2014. The Company measured the $230.0 million Notes based on Level 3 inputs, and determined the fair value was $232.8 million as of January 31, 2015, and $228.8 million as of July 31, 2014. The Notes were not outstanding as of January 31, 2014. The fair value was estimated using a discounted cash flow methodology with unobservable inputs including the market yield and redemption rate. The discounted cash flow used a risk adjusted yield to present value the contractual cash flows. Refer to Note 9 to the Notes to the Condensed Consolidated Financial Statements for further discussion on the Notes.

As a result of the fiscal 2014 debt refinancing, the total indebtedness outstanding under the $225 million of senior notes, including the $75 million subject to the Special Redemption (the "Oaktree Senior Notes"), was paid in full in the third quarter of fiscal 2014. The carrying value and fair value of the Oaktree Senior Notes, not including the senior notes subject to the Special Redemption, as of January 31, 2014 was $133.1 million and $204.6 million, respectively. The carrying value and fair value of the Oaktree Senior Notes subject to the Special Redemption as of January 31, 2014 was $94.7 million and $102.3 million, respectively. See Note 9 to the Notes to the Condensed Consolidated Financial Statements for further information regarding the refinancing transaction. The fair value of the Oaktree Senior Notes as of January 31, 2014 was estimated using a discounted cash flow approach. The discounted cash flow approach used a risk adjusted yield to present value the contractual cash flows of the notes. The fair value of these notes were classified as Level 3 within the fair value measurement hierarchy.
(4) Stock-Based Compensation
The 2015 Equity Incentive Plan (the “Plan”) was approved by the Company's stockholders in January 2015 and provides for the awarding of options, restricted stock awards, stock bonus awards, restricted stock units, stock appreciation rights, and performance awards. A total of 1,000,000 shares plus certain rollover shares from the Company's 2005 Equity Incentive Plan are reserved and available for grant and issuance pursuant to this Plan as of the date of approval of the Plan. The Compensation Committee of the Board of Directors administers the Plan.
The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation — Stock Compensation.” The fair value of all stock options granted is recognized as an expense in the Company’s Statements of Operations, typically over the related vesting period of the options. The guidance requires use of fair value computed at the date of grant to measure share-based awards. The fair value of restricted stock awards and performance stock unit awards are recognized as stock-based compensation expense over the vesting period. Equity awards may be granted to officers, other employees, consultants and directors.

Stock-Based Compensation Expense: The Company recorded total stock-based compensation expense of $2.6 million and $4.6 million for the three and six months ended January 31, 2015, respectively, and $2.0 million and $3.5 million for the three and six months ended January 31, 2014, respectively.
The following table summarizes stock-based compensation expense:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Stock options	$842	$858	$1,721	$1,560
Restricted stock	615	673	1,187	1,175
Restricted stock units	787	456	1,238	729
Performance share units	384	—	463	—
Total	$2,628	$1,987	$4,609	$3,464
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
For the three and six months ended January 31, 2015, assumptions used in the Black-Scholes model are presented below:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Average expected life, in years	5.50	5.50	5.50	5.50-6.06
Expected volatility	53.16%	55.78%	53.16%	55.78%-55.84%
Risk-free interest rate	1.82%	1.69%	1.82%	1.69%-1.70%
Dividend rate	0.00%	0.00%	0.00%	0.00%
The following table summarizes option activity during the six months ended January 31, 2015:

	Number of Shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2014	1,496	$24.79
Granted	10	30.11
Exercised	(69)	16.84
Cancelled/Forfeited	(68)	44.39
Outstanding at January 31, 2015	1,369	24.27	7.0	$7,751
Exercisable at January 31, 2015	885	25.94	6.3	$4,744

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Total intrinsic value of stock options exercised	$709	$28	$848	$271
Cash received from stock option exercises	$1,046	$71	$1,168	$720
There were 10,000 stock options granted during the three and six months ended January 31, 2015, respectively, and 10,000 and 189,601 stock options granted during the three and six months ended January 31, 2014, respectively. The weighted average grant date fair value per share of stock options granted was $14.86 for the three and six months ended January 31, 2015, respectively. The weighted average grant date fair value per share of stock options granted was $12.53 and $11.21 during the three and six months ended January 31, 2014, respectively. The fair value per share of stock options vested was $10.74 and $11.15 during the three and six months ended January 31, 2015, respectively, and $9.23 and $10.61 for the three and six months ended January 31, 2014, respectively. There were 60,169 and 69,363 stock options exercised during the three and six months ended January 31, 2015, respectively, and 3,950 and 43,950 stock options exercised in the three and six months ended January 31, 2014, respectively.
The following table summarizes nonvested stock option activity during the six months ended January 31, 2015:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Nonvested at July 31, 2014	660	$10.81
Granted	10	14.86
Vested	(157)	11.15
Cancelled/Forfeited	(29)	12.80
Nonvested at January 31, 2015	484	10.66
As of January 31, 2015, approximately $4.0 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized over a weighted average period of 1.7 years.
Restricted Stock and Restricted Stock Unit Awards: Restricted stock and restricted stock unit activity during the six months ended January 31, 2015:

	Restricted Stock		Restricted Stock Units
	Number of shares (in thousands)	Weighted average grant date fair value per share	Number of units (in thousands)	Weighted average grant date fair value per share
Outstanding at July 31, 2014	366	$20.47	310	$19.72
Granted	—	—	225	28.64
Vested	(58)	26.77	(78)	19.24
Cancelled/Forfeited	(20)	20.38	(22)	20.26
Outstanding at January 31, 2015	288	19.22	435	24.39
There were no restricted stock awards granted during the three and six months ended January 31, 2015, and nil and 95,735 restricted stock awards granted during the three and six months ended January 31, 2014, respectively. The weighted average fair value per share at the grant date of restricted stock vested was $16.19 and $26.77 for the three and six months ended January 31, 2015. The weighted average fair value per share at the grant date of restricted stock vested was $16.43 and $30.34 for the three and six months ended January 31, 2014. The weighted average grant date fair value per share of restricted stock granted during the six months ended January 31, 2014 was $20.89. The total intrinsic value of restricted stock vested during the three and six months ended January 31, 2015 was $0.6 million and $1.6 million, respectively, and was $0.6 million and $1.2 million for the three and six months ended January 31, 2014, respectively. As of January 31, 2015, there was $3.8 million of unrecognized compensation expense related to nonvested restricted stock expected to be recognized over a weighted average period of 1.9 years.

There were 23,523 and 225,228 restricted stock units granted during the three and six months ended January 31, 2015, and 11,430 and 187,465 restricted stock units granted during the three and six months ended January 31, 2014. The weighted average grant date fair value per share of restricted stock units granted during the three and six months ended January 31, 2015 was $27.57 and $28.64, and was $24.93 and $21.12 during the three and six months ended January 31, 2014.  The weighted average grant date fair value per share of restricted stock units vested was $14.81 and $19.24 for the three and six months ended January 31, 2015, and was $14.67 and$16.99 during the three and six months ended January 31, 2014. The total intrinsic value of restricted stock units vested during the three and six months ended January 31, 2015 was $1.0 million and $2.2 million, respectively, and was $1.1 million and $1.2 million for the three and six months ended January 31, 2014, respectively. As of January 31, 2015, there was $9.1 million of unrecognized compensation expense related to nonvested restricted stock units expected to be recognized over a weighted average period of 2.9 years.

Performance Stock Units: In the first quarter of fiscal 2015, the Company began granting performance stock units under the 2005 Equity Incentive Plan. Each performance stock unit represents one equivalent share of the Company's common stock. The performance stock units cliff vest after three years based on the achievement of a performance based market condition, except that 40% of the October 2014 awards will vest after two years if the performance based market condition is achieved. The number of shares of common stock ultimately issued in connection with these performance share units is based on a measurement of the comparative performance of the Company's common stock against the total shareholder return of a selected group of peer companies. The number of shares of common stock ultimately issued will range from zero to two hundred percent of the granted performance stock units.

Compensation expense related to these performance stock units that are classified as market condition awards under GAAP is determined based on the grant-date fair value, the number of shares issuable pursuant to the award and is recognized over the vesting period. The fair value per performance share unit at the grant date was $32.44 which was measured using the Monte-Carlo model. The Monte-Carlo option-pricing model uses similar input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the performance based market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is satisfied. Compensation cost is not reversed if the achievement of the market condition does not occur.

There were no performance stock units for the three months ended January 31, 2015 and three and six months ended January 31, 2014. Assumptions used in the Monte-Carlo model for the six months ended January 31, 2015 are presented below:

	Six Months Ended January 31,
	2015	2014
Expected term, in years	2.81	N/A
Expected volatility	52.76%	N/A
Risk-free interest rate	0.89%	N/A
Dividend rate	0.00%	N/A
Performance stock unit activity during the six months ended January 31, 2015:

	Number of Units (in thousands)	Weighted average grant date fair value	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2014	—	$—
Granted	123	32.44
Vested	—	—
Cancelled/Forfeited	(3)	32.44
Outstanding at January 31, 2015	120	32.44	2.7	$2,954

There were nil and 122,787 performance stock units granted during the three and six months ended January 31, 2015, respectively. The weighted average grant date fair value per share of performance stock units granted during the six months ended January 31, 2015 was $32.44. As of January 31, 2015, there was $3.2 million of unrecognized compensation expense related to nonvested performance stock units expected to be recognized over a weighted average period of 2.7 years.
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

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$11,177	$(15,060)	$18,871	$(57,213)
Less: income allocated to participating securities	(106)	—	(196)	—
Income (loss) attributable to common shareholders - basic	11,071	(15,060)	18,675	(57,213)
Add: undistributed income attributable to participating securities	106	—	196	—
Less: undistributed income reallocated to participating securities	(104)	—	(194)	—
Income (loss) attributable to common shareholders - diluted	$11,073	$(15,060)	$18,677	$(57,213)
Denominator:
Weighted average shares outstanding - basic	31,127	22,052	31,075	22,019
Dilutive shares - stock options, RSU's, PSU's	418	—	408	—
Weighted average shares outstanding - diluted	31,545	22,052	31,483	22,019
Income (loss) per share attributable to common shareholders (1):
Basic	$0.36	$(0.68)	$0.60	$(2.60)
Diluted	$0.35	$(0.68)	$0.59	$(2.60)

(1)	Computations may reflect rounding adjustments.
The Company was in an income position for the three and six months ended January 31, 2015 and included stock options, restricted stock units, and performance share units in the diluted earnings per share calculation to the extent their effect was dilutive. Options to purchase 129,243 and 208,037 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $28.57 and $28.12 for the three and six months ended January 31, 2015 and therefore their effect would be antidilutive. For the three and six months ended January 31, 2014, the Company was in a loss position and, therefore, potential shares related to stock options and restricted stock units were excluded in the computation of diluted loss per share because their effect was antidilutive.
(6) Balance Sheet Items
Inventories consisted of the following:

	January 31, 2015	July 31, 2014	January 31, 2014
Raw materials and supplies	$93,226	$39,726	$88,545
Work in process	39,670	24,946	28,400
Finished goods	60,553	59,601	59,096
Total	$193,449	$124,273	$176,041
All inventories are accounted for on a lower of cost or market basis, with cost historically determined using a combination of first-in first-out ("FIFO") and weighted average cost. Beginning in the first fiscal quarter of 2015, the Company changed the inventory valuation method from FIFO to weighted average cost for certain inventories. The effect of this change was not material to the Company's Condensed Consolidated Financial Statements for the three and six months ended January 31, 2015.
In the second quarter of fiscal 2015, the Company revised its estimate for expected walnut costs which resulted in a pre-tax decrease in cost of sales of approximately $1.4 million for walnut sales recognized in the first three months of fiscal 2015.

Accounts payable and accrued liabilities consisted of the following:

	January 31, 2015	July 31, 2014	January 31, 2014
Accounts payable	$56,389	$64,673	$67,139
Securities settlement	—	—	117,302
Accrued promotions	27,841	22,638	21,025
Accrued salaries and benefits	11,690	13,364	10,577
Accrued taxes	3,500	4,706	7,118
Accrued interest	5,312	7,336	157
Accrued current lease obligations (1)	2,661	2,620	2,470
Other	2,870	2,340	1,704
Total	$110,263	$117,677	$227,492

(1)	Long term portion of capital leases are reflected in Other liabilities within the Condensed Consolidated Balance Sheets.
In fiscal 2014, the court issued an order granting final approval of the Securities Settlement on January 21, 2014 and the appeal period expired on February 20, 2014, at which time the Securities Settlement became effective. On February 21, 2014 the Company issued the 4.45 million shares to a settlement fund pursuant to the terms of the approved Securities Settlement. As of January 31, 2015, the Company no longer had a liability associated with the Securities Settlement.
During fiscal 2013, the Company announced a plan to consolidate its manufacturing operations within the Nuts reportable segment and to close its facility in Fishers, Indiana. In fiscal 2013, the Company also recorded a liability within Other liabilities associated with the Fishers facility future lease obligation. As of January 31, 2015, the Company has outstanding $3.6 million associated with the Fishers facility future lease obligation. In the first quarter of fiscal 2015, the Company revised the Fishers facility future lease obligation based on updated assumptions associated with utility contractual payments and increased the liability by $0.2 million with the corresponding expense recorded within Selling, general and administrative expenses. The liability extends through the lease term and will expire in 2019.
(7) Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	January 31, 2015	July 31, 2014	January 31, 2014
Land and improvements	$10,726	$11,622	$10,332
Buildings and improvements	58,887	59,260	57,448
Machinery, equipment and software	215,830	217,159	214,446
Construction in progress	23,625	16,368	9,356
Capital leases (1)	16,265	16,678	14,796
Total	325,333	321,087	306,378
Less: accumulated depreciation	(187,514)	(184,088)	(174,101)
Less: accumulated amortization	(6,072)	(5,108)	(2,165)
Property, plant and equipment, net	$131,747	$131,891	$130,112
(1) Gross amounts of assets recorded under capital leases represent machinery, equipment and software as of January 31, 2015, July 31, 2014, and January 31, 2014.
For the three and six months ended January 31, 2015, depreciation expense was $5.2 million and $10.5 million, respectively. For the three and six months ended January 31, 2014, depreciation expense was $5.9 million and $12.3 million, respectively.

(8) Intangible Assets and Goodwill
The changes in the carrying amount of goodwill were as follows:

	Snacks	Nuts	Total
Balance as of July 31, 2013
Goodwill	$328,490	$72,635	$401,125
Accumulated impairment losses	—	—	—
	328,490	72,635	401,125
Goodwill acquired during the year	—	—	—
Translation adjustments	6,964	—	6,964
Balance as of January 31, 2014
Goodwill	335,454	72,635	408,089
	$335,454	$72,635	$408,089
Balance as of July 31, 2014
Goodwill	$338,085	$72,635	$410,720
Accumulated impairment losses	—	—	—
	338,085	72,635	410,720
Goodwill acquired during the year	—	—	—
Translation adjustments	(10,631)	—	(10,631)
Balance as of January 31, 2015
Goodwill	327,454	72,635	400,089
	$327,454	$72,635	$400,089

Other intangible assets consisted of the following:

	January 31, 2015	July 31, 2014	January 31, 2014
Brand intangibles (not subject to amortization)	$261,034	$266,603	$265,225
Intangible assets subject to amortization:
Customer contracts and related relationships	155,966	163,600	161,635
Total other intangible assets, gross	417,000	430,203	426,860
Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(41,819)	(37,845)	(33,761)
Less asset impairments:
Brand intangibles	—	—	—
Customer contracts and related relationships	—	—	—
Total other intangible assets, net	$375,181	$392,358	$393,099
Identifiable intangible asset amortization expense was $2.0 million and $4.0 million for the three and six months ended January 31, 2015 and for the three and six months ended January 31, 2014, respectively. Identifiable intangible asset amortization expense will amount to approximately $4.0 million for the remainder of fiscal 2015 and approximately $8.0 million for each of the next five fiscal years.

(9) Notes Payable and Long-Term Obligations
Long-term debt outstanding:

	January 31,	July 31,	January 31,
	2015	2014	2014
Secured Credit Facility	$—	$—	$318,024
Oaktree Senior Notes	—	—	227,823
Guaranteed Loan	7,209	8,333	9,459
ABL Facility	—	6,000	—
Notes	230,000	230,000	—
Term Loan Facility, net	402,216	403,082	—
Total outstanding debt	639,425	647,415	555,306
Less: current portion	(4,173)	(10,088)	(5,916)
Total long-term debt	$635,252	$637,327	$549,390
As of January 31, 2015, the current portion of long-term debt is presented net of an unamortized discount of $0.5 million related to the Term Loan Facility’s stated original issue discount of $2.0 million. The non-current portion of long-term debt is presented net of an unamortized discount of $1.2 million.
In accordance with ASC 470-50-40-2 – Debt – "Modifications and Extinguishments," as a result of certain lenders that participated in the Company’s debt structure both prior to and after the refinancing, it was determined that a portion of the debt refinancing was considered to be a debt modification. Accordingly, the Company recorded approximately $3.6 million, of the Oaktree call premium that is associated with the modified debt (Term Loan Facility) as a contra-debt liability. As of January 31, 2015, the current portion of long-term debt is presented net of these unamortized creditor fees of $0.8 million and the non-current portion of long-term debt is presented net of these unamortized creditor fees of $2.1 million.
In accordance with the guidance, approximately $5.2 million related to the Company’s previous original issue discount on the Oaktree Notes was also determined to be associated with the modified debt (Term Loan Facility) as a contra-debt liability. As of January 31, 2015, the current portion of long-term debt is presented net of this unamortized discount of $1.2 million and the non-current portion of long-term debt is presented net of $3.0 million.
These balances are presented on the Company’s Condensed Consolidated Balance Sheets as a contra-debt liability and will be amortized within Interest expense, net, on the Company’s Condensed Consolidated Statements of Operations over the term of the Term Loan Facility.

Net interest expense for the three and six months ended January 31, is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Secured Credit Facility	$—	$5,698	$—	$11,516
Oaktree Senior Notes	—	8,415	—	15,368
Guaranteed Loan	93	122	194	250
ABL Facility	137	—	287	—
Notes	4,025	—	8,001	—
Term Loan Facility	4,473	—	9,000	—
Interest income	—	(3)	—	(3)
Capitalized interest	(243)	(26)	(433)	(40)
Other	298	69	518	308
Amortization of deferred financing costs and debt discounts (1)	1,490	1,829	2,942	3,553
Interest expense, net	$10,273	$16,104	$20,509	$30,952
(1) Represents non-cash amortization of deferred charges incurred as a result of debt refinancings.

Description of Refinancing
On February 19, 2014, we refinanced our debt capital structure. We entered into a 4.5 year senior secured term loan facility, (the "Term Loan Facility") in an aggregate principal amount of $415 million, a 4.5 year senior secured asset-based revolving credit facility (the “ABL Facility”) in an aggregate principal amount of $125 million and issued the Notes.
Debt After Refinancing
In December 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $7.2 million was outstanding as of January 31, 2015. Principal and interest payments were due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for the Beloit, Wisconsin plant expansion.
The Guaranteed Loan provides for customary affirmative and negative covenants, which are similar to the covenants under the Secured Credit Facility, as defined below. The financial covenants within the Guaranteed Loan were reset to match those in the Waiver and Third Amendment to the Company's Secured Credit Facility, as described in more detail below.
Additionally, on February 19, 2014, Diamond closed a transaction under a warrant exercise agreement ("Warrant Exercise Agreement"), pursuant to which Oaktree agreed to exercise in full its warrant to purchase an aggregate of 4,420,859 shares of Diamond common stock, by paying in cash the exercise price of approximately $44.2 million; less a cash exercise and contractual modification inducement fee of $15.0 million ("Warrant Exercise Transaction"). The warrant was issued to Oaktree in connection with the Securities Purchase Agreement, dated May 22, 2012 (“Securities Purchase Agreement”), under which Diamond issued the Oaktree Senior Notes. The $15.0 million inducement fee was included within Warrant exercise fee on the Company’s Consolidated Statement of Operations in the 2014 Annual Report on Form 10-K.
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
The Term Loan Facility will mature on August 20, 2018 and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loan Facility with the balance payable on the maturity date of the Term Loan Facility. The Term Loan Facility permits the Company to increase the term loans, or add a separate tranche of term loans, by an amount not to exceed $100 million plus the maximum amount of additional term loans that the Company could incur without its senior secured leverage ratio exceeding 4.50 to 1.00 on a pro forma basis after giving effect to such increase or addition. Amounts outstanding bear interest at a rate per annum equal to: (i) the "Eurodollar Rate" (as defined in the Term Loan Facility and subject to a “floor” of 1.00%) plus the applicable margin or (ii) the Base Rate (as defined in the Term Loan Facility), which is the greatest of (a) Credit Suisse’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the Eurodollar Rate for an interest period of one month plus 1.00%, plus, in each case, the applicable margin to be agreed with the lenders party thereto.
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
For the three and six months ended January 31, 2015 and January 31, 2014, the interest rate for the Company’s consolidated borrowings, and excluding the Oaktree Senior Notes, was 5.28% and 5.28% and 6.37% and 6.35%, respectively. For the three and six months ended January 31, 2015 and January 31, 2014, the blended interest rate for the Company’s consolidated short-term borrowings, excluding the Oaktree Senior Notes, was 1.64% and 1.65% and 6.25% and 6.26%, respectively. As of January 31, 2015, the Company was compliant with financial and reporting covenants under the new refinanced debt structure.
(10) Income Taxes
The Company's effective tax rate was approximately 1.7% and 6.2% for the three and six months ended January 31, 2015, respectively, compared with approximately (6.9%) and (3.7%) for the three and six months ended January 31, 2014, respectively.

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

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and tax basis of assets and liabilities as well as net operating loss and tax credit carryovers. The Company records a valuation allowance against deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease respectively in the period such determination is made.

The effective tax rates for the three and six months ended January 31, 2015 were determined using an estimated annual effective tax rate adjusted for discrete items that occurred in a quarter. The Company’s effective tax rates in the three and six months periods in the current year are favorably impacted by valuation allowances against deferred tax assets and the mix of pretax income by jurisdiction. The rates are negatively impacted by changes in deferred taxes resulting from the amortization of long lived intangibles, and increased pretax income in the U.S.

The effective tax rates for the three and six months ended January 31, 2014 were determined by estimating the U.S. tax provision using the discrete method provided in ASC 740 and using an estimated annual effective tax rate for the U.K. tax provision. The discrete method was used in the U.S. because of unpredictable trends in the Company’s U.S. net income or loss position due to loss on debt extinguishment and expense associated with the shareholder derivative litigation, which we do not expect to be recurring. The Company’s effective tax rates in the three and six months periods in the prior year were negatively impacted by changes in deferred taxes resulting from the amortization of long lived intangibles, valuation allowances against deferred tax assets, and state income tax expense.
(11) Retirement Plans
Diamond provides retiree medical benefits and sponsors one defined benefit pension plan. Any employee who joined the Company after January 15, 1999 is not entitled to retiree medical benefits. The defined benefit plan is a qualified plan covering all bargaining unit employees. Diamond uses a July 31 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Diamond previously sponsored a nonqualified plan that was terminated in fiscal 2013 and all benefits were distributed in December 2012. There are no obligations under the nonqualified plan as of January 31, 2015.

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended January 31,		Six Months Ended January 31,		Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$—	$—	$11	$10	22	19
Interest cost	255	247	511	492	17	17	34	34
Expected return on plan assets	(291)	(271)	(583)	(541)	—	—	—	—
Amortization of net loss / (gain)	125	84	251	169	(131)	(177)	(263)	(353)
Net periodic benefit cost / (income)	$89	$60	$179	$120	$(103)	$(150)	$(207)	$(300)
The Company sponsors two defined contribution plans and recognized expenses of $0.3 million and $0.7 million for the three and six months ended January 31, 2015, respectively, and $0.1 million and $0.4 million for the three and six months ended January 31, 2014, respectively. The Company expects to contribute a total of approximately $1.4 million to the defined contribution plan during fiscal 2015.
(12) Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) attributable to the Company are foreign currency translation adjustments and changes in pension liabilities.
Changes in accumulated other comprehensive income for the six months ended January 31, 2014 by component were as follows:

	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total
Balance as of August 1, 2013	$522	$3,485	$4,007
Other comprehensive income (loss) before reclassifications	—	15,376	15,376
Amounts reclassified from accumulated other comprehensive income:
Amortization of prior gain/(loss) included in net periodic pension cost	(184)	—	(184)
Net other comprehensive income (loss)	(184)	15,376	15,192
Balance as of January 31, 2014	$338	$18,861	$19,199
Changes in accumulated other comprehensive income for the six months ended January 31, 2015 by component were as follows:

	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total
Balance as of August 1, 2014	$(1,968)	$25,601	$23,633
Other comprehensive income (loss) before reclassifications	—	(23,493)	(23,493)
Amounts reclassified from accumulated other comprehensive income:
Amortization of prior gain/(loss) included in net periodic pension cost	(12)	—	(12)
Net other comprehensive income (loss)	(12)	(23,493)	(23,505)
Balance as of January 31, 2015	$(1,980)	$2,108	$128

The reclassifications out of accumulated other comprehensive income (loss) related to the pension liability are reflected in Selling, general and administrative expenses and Cost of goods sold in the Condensed Consolidated Statements of Operations for the six months ended January 31, 2015, and January 31, 2014, respectively.

(13) Commitments and Contingencies
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
The Company denies all allegations in these cases. Following mediation and settlement discussions among plaintiffs’ counsel in Klacko, Surzyn and Hall, the parties entered into a settlement agreement preliminarily approved by the court, and it is expected that they will resolve all claims on a nationwide basis and include: Diamond to take certain injunctive relief measures to confirm labeling compliance matters; establishment of a $3.0 million common fund for claims made available to the class and for the payment of class administration and attorneys’ fees; and any funds unclaimed by the class to be provided cy pres to a charity as a food donation. The Company recognized the related settlement charges within the consolidated financial statements for fiscal 2014. On October 30, 2014, the court granted preliminary approval of the settlement. On February 23, 2015, the plaintiffs filed a motion for final approval of the settlement. The settlement is subject to final court approval. The Company cannot predict with certainty the ultimate resolution of these lawsuits, and an unfavorable outcome in excess of amounts recognized as of July 31, 2014, with respect to one or more of these proceedings could have a material adverse effect on the Company’s results of operations for the periods in which a loss is recognized.
Other
Diamond is involved in various legal actions in the ordinary course of our business. The Company does not believe it is feasible to predict or determine the outcome or resolution of these litigation proceedings, or to estimate the amounts of, or potential range of, loss with respect to those proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material impact on Diamond’s financial position, results of operations and cash flows.

(14) Segment Reporting
The Company has five operating segments that it aggregates into two reportable segments based on similarities between: economic characteristics, nature of the products, production process, type of customer, methods of distribution, and regulatory environment. The Company’s two reportable segments are Snacks and Nuts. The Snacks reportable segment predominantly includes products sold under Kettle U.S., Kettle U.K. and Pop Secret. The Nuts reportable segment predominantly includes products sold under Emerald and Diamond of California.
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
The Company’s net sales and gross profit by segment were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net sales
Snacks	$120,437	$116,756	$237,027	$229,346
Nuts	109,230	103,821	239,261	225,899
Total	$229,667	$220,577	$476,288	$455,245
Gross profit
Snacks	$41,767	$42,538	$84,723	$81,961
Nuts	19,391	13,390	35,825	31,900
Total	$61,158	$55,928	$120,548	$113,861
(15) Subsequent Events

On February 3, 2015, the Company purchased 51% of the outstanding shares of Yellow Chips Holding B.V. ("Yellow Chips"), which through its wholly-owned subsidiary, Yellow Chips B.V., produces vegetable and organic potato chips primarily for the Dutch and other European markets. The cash consideration paid at the close of the transaction was $1.7 million.
The Company will account for this transaction as a business combination in accordance with ASC 805, "Business Combinations". The initial accounting will be recorded in the Company's quarterly report for the third quarter of fiscal 2015.
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
The functional currency of our U.K. operations is the British pound. Due to fluctuations in the British pound for the three and six months ended January 31, 2015, there were significant impacts on translation adjustment as shown within our Condensed Consolidated Statements of Comprehensive Income(Loss).
We report our operating results on the basis of a fiscal year that starts August 1 and ends July 31. We refer to the fiscal years ended July 31, 2015, 2014, 2013, and 2012, as “fiscal 2015,” “fiscal 2014,” “fiscal 2013” and “fiscal 2012”, respectively.
Results of Operations
We aggregate our operating segments into two reportable segments, which are Snacks and Nuts. The Snacks reportable segment predominantly includes products sold under the Kettle Brand®, Kettle Chips®, and Pop Secret® trade names. The Nuts reportable segment predominantly includes products sold under the Emerald® and Diamond of California® trade names. The Company evaluates the performance of its segments based on net sales and gross profit for each segment. Gross profit is calculated as net sales less all cost of sales.
Our net sales and gross profit by segment for the periods identified below were as follows (in thousands):

	Three Months Ended January 31,		% Change from	Six Months Ended January 31,		% Change from
	2015	2014	2014 to 2015	2015	2014	2014 to 2015
Net sales
Snacks	$120,437	$116,756	3%	$237,027	$229,346	3%
Nuts	109,230	103,821	5%	239,261	225,899	6%
Total	$229,667	$220,577	4%	$476,288	$455,245	5%
Gross profit
Snacks	$41,767	$42,538	(2)%	$84,723	$81,961	3%
Nuts	19,391	13,390	45%	35,825	31,900	12%
Total	$61,158	$55,928	9%	$120,548	$113,861	6%
For the three and six months ended January 31, 2015, Snacks segment net sales increased to $120.4 million from $116.8 million and increased to $237.0 million from $229.3 million, respectively, primarily due to increases in volume of 9.4% and 6.9%, respectively. Net sales in our U.S. operations increased for the three and six months ended January 31, 2015, primarily due to increased points of distribution, increases in pricing and incremental promotional activity. This increase was partially offset by our U.K. operations that was impacted by a difficult trading environment, increased competition, loss of a private label contract, increased promotional activity and unfavorable changes in foreign exchange rates.
For the three and six months ended January 31, 2015, Nuts segment net sales increased to $109.2 million from $103.8 million and increased to $239.3 million from $225.9 million, respectively, primarily driven by increases in pricing in our Diamond of California and Emerald brands and favorable product mix. This was partially offset by decreases in volume of 8.2% and 4.7% for the three and six months ended January 31, 2015, respectively. Decreases in volume were partially attributable to the transition from canisters to small bags for the Emerald brand.
Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 19.2% and 17.8% of total net sales for the three and six months ended January 31, 2015, respectively, and 17.2% and 15.3% of total net sales for the three and six months ended January 31, 2014, respectively. No other customer accounted for 10% or more of our total net sales for those periods.
Gross margin. Snacks segment gross profit as a percentage of net sales was 34.7% and 35.7% for the three and six months ended January 31, 2015, respectively, and 36.4% and 35.7% for the three and six months ended January 31, 2014. For the three months ended January 31, 2015, gross margin decreased primarily due to increased promotional spending in the U.S. and U.K. Gross margin for the six months ended January 31, 2015 remained consistent as compared to prior year.

Nuts segment gross profit as a percentage of net sales was 17.8% and 15.0% for the three and six months ended January 31, 2015 and 12.9% and 14.1% for the three and six months ended January 31, 2014. For the three and six months ended January 31, 2015, gross margin increased primarily due to improved net price realization and lower walnut costs, partially offset by higher other tree nut costs. As discussed in Item 1A. Risk Factors, our commodity costs are subject to fluctuations in availability and price that could adversely impact our business and financial results.
Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $29.2 million and 12.7% of net sales and $57.8 million and 12.1% of net sales for the three and six months ended January 31, 2015, respectively, and were $33.8 million and 15.3% of net sales and $90.4 million and 19.9% of net sales for the three and six months ended January 31, 2014, respectively. Selling, general and administrative expenses included $1.4 million and $3.3 million for the three and six months ended January 31, 2015, respectively, and $0.6 million and $2.3 million for the three and six months ended January 31, 2014, respectively, associated with certain legal expenses related to matters stemming from our audit committee investigation and restatement. In fiscal 2014, we obtained preliminary approval to settle the action In re Diamond Foods Inc., Securities Litigation ("Securities Settlement"). For the three and six months ended January 31, 2015, therefore, Selling, general and administrative expenses decreased as we no longer recorded changes in the fair value of the stock portion of the Securities Settlement. For the three and six months ended January 31, 2014 we recorded a $8.7 million and $32.2 million loss, respectively, associated with the change in fair value of the Securities Settlement. Additionally, in the first quarter of fiscal 2014, we recorded $5.0 million expense associated with the resolution of the SEC investigation.
Advertising. Advertising costs were $9.7 million and $21.5 million for the three and six months ended January 31, 2015, respectively, and $13.1 million and $23.8 million for the three and six months ended January 31, 2014, respectively. Advertising expenses as a percentage of net sales was 4.2% and 4.5% for the three and six months ended January 31, 2015, respectively, and 6.0% and 5.2% for the three and six months ended January 31, 2014, respectively. The decrease in advertising spend was due to strategic reinvestment into promotional programs.
Acquisition related expenses. In the third quarter of fiscal 2015, we purchased 51% of the outstanding shares of Yellow Chips Holding B.V. ("Yellow Chips"), which through its wholly-owned subsidiary, Yellow Chips B.V., produces vegetable and organic potato chips primarily for the Dutch and other European markets. Acquisition and integration related expenses were $0.6 million and 0.3% of net sales for the three months ended January 31, 2015. See Note 15 to the Notes to the Condensed Consolidated Financial Statements for further discussion of this acquisition.
Loss on warrant liability. The warrant liability was not outstanding for the three and six months ended January 31, 2015, respectively. For the three and six months ended January 31, 2014, the loss on warrant liability was $7.0 million and 3.2% of net sales and $23.9 million and 5.3% of net sales, respectively. The loss on warrant liability for the three and six months ended January 31, 2014 was due to the change in the fair value of the warrant liability associated with a warrant issued to a subsidiary of Oaktree Capital Management, L.P. ("Oaktree") in May 2012. The warrant was exercised in February 2014 in connection with a subsequent refinancing, and accordingly we no longer have a liability associated with the warrant as of January 31, 2015.
Interest expense, net. Interest expense, net was $10.3 million, and 4.5% of net sales and $20.5 million and 4.3% of net sales for the three and six months ended January 31, 2015, respectively, and was $16.1 million and 7.3% of net sales and $31.0 million and 6.8% of net sales for the three and six months ended January 31, 2014, respectively. For the three and six months ended January 31, 2015, approximately $1.5 million and $2.9 million, respectively, and for the three and six months ended January 31, 2014, approximately $1.8 million and $3.6 million, respectively, of Interest expense represented non-cash amortization of deferred charges incurred as a result of debt refinancings. Interest expense, net decreased for the three and six months ended January 31, 2015 primarily due to our refinanced debt structure which yields lower interest rates than our previously held debt obligations which included the payment-in-kind interest on the senior notes held by Oaktree, including $75 million of the senior notes subject to exchange for convertible preferred stock upon achievement of certain profitability targets ("Special Redemption") ( the "Oaktree Senior Notes").
Income taxes. Our effective tax rate was approximately 1.7% and 6.2% for the three and six months ended January 31, 2015, respectively, compared with approximately (6.9%) and(3.7%) for the three and six months ended January 31, 2014, respectively. The change in the effective tax rate for the three and six months ended January 31, 2015 as compared to 2014 was due to tax impacts of shifts in pretax income by jurisdiction, valuation allowances against deferred tax assets, and using the annualized effective rate in 2015 versus using the discrete method in computing the tax rates in 2014.

Liquidity and Capital Resources
Our liquidity is dependent upon funds generated from operations and external sources of financing, including our ABL Facility discussed below.
Cash provided by operating activities was $69.0 million during the six months ended January 31, 2015, compared to $61.8 million cash provided by operating activities for the six months ended January 31, 2014. The increase in cash provided by operating activities was primarily due to improved operating results and the positive cash flow impact of changes in certain working capital items; primarily an increase in grower payables, offset by an increase in inventories. Cash used in investing activities was $13.8 million during the six months ended January 31, 2015, compared to cash used in investing activities of $7.7 million for the six months ended January 31, 2014. The change in cash used for investing activities primarily related to machinery and equipment additions associated with our standard business operations in the U.S. and U.K. and capitalizable costs associated with our financial system upgrade implementation. In addition, cash used in financing activities was $10.8 million during the six months ended January 31, 2015, compared to $53.7 million of cash used in financing activities during the six months ended January 31, 2014. The decrease in cash used by financing activities is primarily due to lower net repayments under our existing revolving line of credit for the six months ended January 31, 2015 versus larger net repayments being made under our previous revolving line of credit for the six months ended January 31, 2014.
Working capital and stockholders’ equity were $132.0 million and $283.5 million at January 31, 2015, compared to $110.3 million and $283.8 million at July 31, 2014, and ($138.8) million and $131.3 million at January 31, 2014. The increase in working capital between January 31, 2015 and January 31, 2014 was primarily due to the increase in cash on hand, extinguishment of the warrant liability and Securities Settlement liability in the third quarter of fiscal 2014, an increase in inventories, partially offset by an increase in grower payables as of the balance sheet date. Capitalized expenditures were $13.8 million for the six months ended January 31, 2015 and $7.7 million for the six months ended January 31, 2014.

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
Debt After Refinancing
In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $7.2 million was outstanding as of January 31, 2015. Principal and interest payments were due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for our Beloit, Wisconsin plant expansion.
The Guaranteed Loan provides for customary affirmative and negative covenants. The financial covenants within the Guaranteed Loan were reset to match those in the Waiver and Third Amendment to its Secured Credit Facility.
Additionally, on February 9, 2014, we entered into the Warrant Exercise Agreement pursuant to which Oaktree agreed to exercise in full its warrant to purchase an aggregate of 4,420,859 shares of our common stock, by paying in cash the exercise price of approximately $44.2 million; less a cash exercise and contractual modification inducement fee of $15.0 million. The warrant was issued to Oaktree in connection with the Securities Purchase Agreement, dated May 22, 2012 (“Securities Purchase Agreement”), under which we issued the Oaktree Senior Notes.
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
The Term Loan Facility will mature on August 20, 2018 and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loan Facility with the balance payable on the maturity date of the Term Loan Facility. The Term Loan Facility permits us to increase the term loans, or add a separate tranche of term loans, by an amount not to exceed $100 million plus the maximum amount of additional term loans that we could incur without our senior secured leverage ratio exceeding 4.50 to 1.00 on a pro forma basis after giving effect to such increase or addition. Amounts outstanding bear interest at a rate per annum equal to: (i) the "Eurodollar Rate" (as defined in the Term Loan Facility and subject to a “floor” of 1.00%) plus the applicable margin or (ii) the Base Rate (as defined in the Term Loan Facility), which is the greatest of (a) Credit Suisse’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the Eurodollar Rate for an interest period of one month plus 1.00%, plus, in each case, the applicable margin to be agreed with the lenders party thereto.
Loans under the ABL Facility are available up to a maximum amount outstanding at any one time equal to the lesser of (a) $125 million and (b) the amount of the Borrowing Base, in each case, less customary reserves. Under the ABL Facility, we have a $20 million sub-limit for the issuance of letters of credit, and a Swing Line Facility of up to $12.5 million for same day borrowings. Borrowing Base is defined as (a) 85% of the amount of our eligible accounts receivable; plus (b) the lesser of (i) 70% of the book value of eligible inventory in the US and (ii) 85% times the net orderly liquidation value of our eligible inventory in the U.S.; less (c) in each case, customary reserves. As of January 31, 2015, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $4.7 million and the net availability under the ABL Facility was $119.8 million. The maximum balance outstanding under the ABL Facility for the six months ended January 31, 2015 was $10.0 million.
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
For the three and six months ended January 31, 2015 and January 31, 2014, the blended interest rate for our consolidated borrowings, including obligations under the our refinanced debt capital structure and excluding the Oaktree Senior Notes, was 5.28% and 5.28% and 6.37% and 6.35%, respectively. For the three and six months ended January 31, 2015 and January 31, 2014, the blended interest rate for consolidated short-term borrowings, including obligations under the our refinanced debt capital structure and excluding the Oaktree Senior Notes, was 1.64% and 1.65% and 6.25% and 6.26%, respectively. As of January 31, 2015, we were compliant with financial and reporting covenants under the new refinanced debt structure.
Contractual Obligations and Commitments
Contractual obligations and commitments at January 31, 2015, were as follows (in millions):

	Payments Due by Period
	Total	FY2015	FY 2016- FY 2017	FY 2018- FY 2019	Thereafter
ABL Facility	$—	$—	$—	$—	$—
Long-term obligations	648.0	3.3	13.3	631.4	—
Interest on long-term obligations (a)	130.8	17.0	67.9	45.9	—
Capital leases	9.7	1.3	5.7	2.1	0.6
Interest on capital leases	1.2	0.3	0.7	0.2	—
Operating leases	36.8	2.6	9.3	8.7	16.2
Purchase commitments (b)	43.1	41.2	1.9	—	—
Pension liability	9.0	0.4	1.5	1.7	5.4
Long-term deferred tax liabilities (c)	112.0	—	—	—	112.0
Other long-term liabilities (d)	5.8	0.7	2.8	1.5	0.8
Total	$996.4	$66.8	$103.1	$691.5	$135.0

(a)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of January 31, 2015.

(b)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements as the price is not fixed within these contracts.

(c)	Primarily relates to the intangible assets of Kettle Foods.

(d)
Excludes $0.4 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($1.5 million at January 31, 2015, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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
There have been no material changes to our critical accounting policies from those discussed in our 2014 Annual Report on Form 10-K except as described below:

Inventories. All inventories are accounted for on a lower of cost or market basis, with cost historically determined using a combination of first-in first-out ("FIFO") and weighted average cost. Beginning in the first fiscal quarter of 2015, we have changed our inventory valuation method from FIFO to weighted average cost for certain of our inventories. The effect of this change was not material to our Condensed Consolidated Financial Statements for the three and six months ended January 31, 2015.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of January 31, 2015.
Changes in Internal Control Over Financial Reporting
There were changes in our internal control over financial reporting during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting to remediate the previously reported material weakness related to complex and non-routine transactions. We have enhanced our internal technical accounting capabilities and augmented those capabilities through the use of third party advisors, when necessary. We also developed a technical accounting training program to enhance awareness and understanding of standards and principles related to complex technical accounting topics.
Material Weakness Previously Identified
We previously identified and disclosed in our Annual Report on Form 10-K for the period ended July 31, 2014, a material weakness in our internal control over financial reporting over complex and non-routine transactions that still existed as of January 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting:

•
Complex and Non-routine Transactions — We did not maintain effective controls over the accounting for complex and non-routine transactions. Specifically, we did not utilize sufficient technical accounting capabilities related to complex and non-routine transactions.

This material weakness resulted in audit adjustments in prior periods related to currency translation associated with the allocation of goodwill to reporting units resulting from a change in segments, impairment of a long-lived intangible asset resulting from facility closure, classification of restricted cash on the consolidated statement of cash flows and the restatement of the Company’s condensed consolidated financial statements for the three and six months ended January 31, 2013 to correct diluted earnings (loss) per share. Additionally, this material weakness could result in misstatements of the condensed consolidated financial statements that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

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

We believe that these remediation actions represent significant improvements to our internal controls. However, before management can conclude that the material weakness has been remediated, the control will need to be operating effectively and tested over a reasonable period of time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. If not remediated, further remediation measures may be required, which may result in additional implementation time.
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
The Company denies all allegations in these cases. Following mediation and settlement discussions among plaintiffs’ counsel in Klacko, Surzyn and Hall, the parties entered into a settlement agreement, and it is expected to resolve all claims on a nationwide basis and include: Diamond to take certain injunctive relief measures to confirm labeling compliance matters; establishment of a $3.0 million common fund for claims made available to the class and for the payment of class administration and attorneys’ fees; and any funds unclaimed by the class to be provided cy pres to a charity as a food donation. The Company recognized the related settlement charges within the consolidated financial statements for fiscal 2014. On October 30, 2014, the court granted preliminary approval of the settlement. On February 23, 2015, the plaintiffs filed a motion for final approval of the settlement. The settlement is subject to final court approval. We cannot predict with certainty the ultimate resolution of these lawsuits, and an unfavorable outcome in excess of amounts recognized as of July 31, 2014, with respect to one or more of these proceedings could have a material adverse effect on our results of operations for the periods in which a loss is recognized.
Other
We are involved in various legal actions in the ordinary course of our business. We do not believe it is feasible to predict or determine the outcome or resolution of these litigation proceedings, or to estimate the amounts of, or potential range of, loss with respect to those proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. The range of possible resolutions of these proceedings could include judgments against us or settlements that could require substantial payments by us, which could have a material impact on our financial position, results of operations and cash flows.

Item 1A. Risk Factors
You should consider carefully each of the risks described below, together with all of the information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended July 31, 2014, before deciding to invest in our common stock. The risks described herein are applicable to both our domestic and foreign operations. If any of the risks outlined herein occurs, our business, financial condition, or results of operations may suffer.
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
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations, including foreign currency risks.
We conduct a substantial amount of business with vendors and customers located outside the United States. We hold assets and incur liabilities, earn revenue, and pay expenses in currencies other than the United States dollar, primarily the British pound. Our consolidated financial statements are presented in U.S. dollars and we must translate the assets, liabilities, revenue and expenses into U.S dollars for external reporting purposes. Many factors relating to our international sales and operations, many of which factors are outside of our control, could have a material negative impact on our business, financial condition and results of operations. During fiscal 2014, fiscal 2013, and fiscal 2012, sales outside the United States, primarily in the United Kingdom, Canada, South Korea, Japan, and Netherlands, accounted for approximately 25%, 24% and 23% of our net sales, respectively.

Factors that could impact our international sales and operations include:

•
foreign currency, exchange and transfer restriction, which may unpredictably and adversely impact our consolidated operating results, our asset and liability balances and our cash flow in our consolidated financial statement, even if their value has not changed in their original currency;

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
Because the material weakness over the evaluation and review of complex and non-routine transactions has not been remediated, we have concluded that as of January 31, 2015, our internal controls over financial reporting were not effective. Until the evaluation and review of complex and non-routine transactions material weakness is fully remediated, it may be difficult for us to manage our business, our results of operations could be harmed, our ability to report results accurately and on time could be impaired, investors may lose faith in the reliability of our statements, and the price of our securities may be materially impacted. We cannot assure you whether, or when, the remaining control deficiency that has been identified as a material weakness will be fully remediated.
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
In fiscal 2012, putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond and naming certain executive officers and the members of our board of directors as individual defendants. These lawsuits, which related principally to our accounting for certain payments to walnut growers in fiscal 2010 and 2011, were subsequently consolidated as In re Diamond Foods, Inc. Shareholder Derivative Litigation which purports to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement. Following mediation efforts, the parties agreed to terms of a proposed settlement and the court entered an order granting final approval of the settlement on August 19, 2013. On September 23, 2013, a Notice of Appeal from the order granting final approval was filed by a single stockholder. No date for this hearing on this appeal has been scheduled. Former executive officers and members of our board of directors as individual defendants have been the subject of government investigations and lawsuits. Under Delaware law, our bylaws and certain indemnification agreements, we may have an obligation to indemnify former officers and directors in relation to these matters. Insurance funds from our director and officer liability policies were used in connection with the settlements of the shareholder derivative litigation and securities class action litigation and as a result, we will be required to fund indemnity obligations from claims relating to these matters. For example, if appeal proceeds in the shareholder derivative action, our indemnity obligations could result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flow to suffer.
Government regulations could increase our costs of production and our business could be adversely affected.
As a food company, we are subject to extensive government regulation, including regulation of the manufacturing, importation, transportation, exportation, processing, product quality, packaging, storage, distribution and labeling of our products. Furthermore, there may be changes in the legal and regulatory environment, and governmental entities or agencies in jurisdictions where we operate may impose new manufacturing, importation, transportation, exportation, processing, packaging, storage, distribution, labeling or other restrictions, which could increase our costs and affect our profitability. For example, various regulatory authorities and others have paid increasing attention to the effect on humans due to the consumption of acrylamide—a naturally-occurring chemical compound that is formed in the process of cooking many foods, including potato chips, and a potential carcinogen—and have imposed additional regulatory requirements. In the State of California, we are required to warn about the presence of acrylamide and other potential carcinogens in our products. In addition, the U.S. Food and Drug Administration is currently evaluating banning the use of partially hydrogenated oils in food, which some of our products contain. If consumer concerns about acrylamide or partially hydrogenated oils increase or these substances are regulated further or not allowed in food products, demand for affected products could decline or we may be unable to sell certain products and our revenues and business could be harmed. Efforts to reformulate may be expensive or unsuccessful or may fail to meet consumer expectations, in which event our revenues or business would be harmed. Our manufacturing operations are subject to various national, regional or state and local laws and regulations that require us to obtain licenses relating to customs, health and safety, building and land use and environmental protection. We are also subject to environmental regulations governing the discharge into the air, and the generation, handling, storage, transportation, treatment and disposal of waste materials. New or amended statutes and regulations, increased production at our existing facilities and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits, and could require us to change our methods of operations, which could be costly. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, all of which could have an adverse effect on our business.
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
In addition, some of our products contain sodium, preservatives and other ingredients, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of these ingredients can lead to a variety of adverse health effects. In the United States and other countries, there is increasing consumer awareness of health risks, including obesity, associated with consumption of these ingredients, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. A continuing global focus on health and wellness, including weight management, and increasing media attention to the role of food marketing, could adversely affect our sales or lead to stricter regulations and greater scrutiny of food marketing practices. For example, the U.S. Food and Drug Administration is currently evaluating banning the use of partially hydrogenated oils in food, which certain of our products contain. Additionally, we believe consumers are looking increasingly for all natural products. From time to time we have been subject to lawsuits challenging our product labeling practices, including with respect to natural claims, and may be sued for such practices in the future, which suits can be expensive to defend. Moreover, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence or customer relations, and reduce demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
Increased costs associated with product processing and transportation, such as water, electricity, natural gas and fuel costs, could increase our expenses and reduce our profitability.
We require a substantial amount of energy and water to make our products. Transportation costs, including fuel and labor, also represent a significant portion of the cost of our products, because we use third-party truck and rail companies to collect our raw materials and deliver our products to our distributors and customers. These costs fluctuate significantly over time due to factors that may be beyond our control, including increased fuel prices, adverse weather conditions or natural disasters, employee strikes or work slowdowns, regulation and increased export and import restrictions. We may not be able to pass on increased costs of production or transportation to our customers. In addition, from time to time, transportation service providers have a backlog of shipping requests, which could impact our ability to ship products in a timely fashion. Increases in the cost of water, electricity, natural gas, fuel or labor and failure to ship products on time, could increase our costs of production and adversely affect our profitability.
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
A significant portion of our assets are goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a non-cash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. To the extent our market capitalization (increased by a reasonable control premium) results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill and other intangible assets has occurred and to calculate an impairment loss. If there are future changes in our stock price, or significant changes in the business climate or operating results of our reporting units, we may incur additional impairment charges related to the Kettle U.S. trade name or our other intangible assets and goodwill which would negatively impact our consolidated operating results and further reduce our stock price. At January 31, 2015, the carrying value of goodwill and other intangible assets totaled approximately $775.3 million, compared to total assets of approximately $1,272.0 million and total shareholders’ equity of approximately $283.5 million. At January 31, 2014, the carrying value of goodwill and other intangible assets totaled approximately $801.2 million, compared to total assets of approximately $1,228.8 million and total shareholders’ equity of approximately $131.3 million.
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
As part of our operations, we rely on our computer systems, some of which are managed by third parties, to manage inventory, process transactions, and process, transmit and store electronic information, communicate with our suppliers and other third parties, and on continued and unimpeded access to secure network connections to use our computer systems. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all of our systems and processes, including those managed by third parties, are free from vulnerability to security breaches (through cyberattacks, which are evolving and becoming increasingly sophisticated, physical breach or other means) or inadvertent data disclosure by third parties or by us. A significant data security breach, including misappropriation of customer, distributor or employee confidential information, could cause us to incur significant costs, which may include potential cost of investigations, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation, remediation and litigation, substantial repair or replacement costs. We could also experience data losses either by us, or the third parties we rely on to manage certain computer systems, that would impair our ability to manage inventories or process transactions and the negative impact on our reputation and loss of confidence of our customers, distributors, suppliers and others, any of which could have a material adverse impact on our business, financial condition and operating results.

We are in the process of upgrading our information technology infrastructure; including implementing a new enterprise resource planning system and problems with the transition, design or implementation of this upgrade could interfere with our business and operations and adversely affect our financial condition.

We are in the process of upgrading our information technology infrastructure, including implementing a new enterprise resource planning (ERP) system and other complementary information technology systems. We have invested, and will continue to invest, significant capital and human resources in the upgrade, including but not limited to the transition, design and implementation of a new ERP system, which may be disruptive to our underlying business. Any disruptions, delays or deficiencies in the transition, design and implementation of the upgrade and new ERP system, particularly any disruptions, delays or deficiencies that impact our operations, could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new upgraded systems and processes including loss of data, ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, generally conduct financial reporting and file SEC reports in a timely manner and otherwise run our business. We may also experience decreases in productivity as our personnel implement and become familiar with new systems, increased costs and lost revenues. In addition, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be materially and adversely affected if our information technology infrastructure does not allow us to transmit accurate information, even for a short period of time. Even if we do not encounter these adverse effects, the transition, design and implementation of the upgrade and new ERP system may be much more costly than we anticipated. If we are unable to successfully design and implement the upgrade and new ERP system as planned, our financial position, results of operations and cash flows could be adversely impacted.
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
The agreements governing our debt arrangements contain various covenants that may limit our ability or the ability of our domestic subsidiaries to engage in specified types of transactions that may be in our long-term best interests. These covenants limit our ability, among other things to:

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following are details of repurchases of common stock during the three months ended January 31, 2015:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
Repurchases from November 1 - November 30, 2014	336	$30.11	—	$—
Repurchases from December 1 - December 31, 2014	21,476	$28.59	—	$—
Repurchases from January 1 - January 31, 2015	—	$—	—	$—
Total	21,812	$28.61	—	$—

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.
Item 6. Exhibits
The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with this 10-Q	Incorporated by reference
Number	Exhibit Title		Form	File No.	Date Filed

*10.01	2015 Equity Incentive Plan		S-8	333-201477	January 13, 2014

*10.02	Form of Board of Director RSU Agreement		S-8	333-201477	January 13, 2014

*10.03	Form of employee RSU Agreement	X

31.01	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.

Date: March 5, 2015	By:	/s/ Raymond P. Silcock
Raymond P. Silcock
Executive Vice President and Chief
Financial Officer

EXHIBIT INDEX

		Filed with this 10-Q	Incorporated by reference
Number	Exhibit Title		Form	File No.	Date Filed

*10.01	2015 Equity Incentive Plan		S-8	333-201477	January 13, 2014

*10.02	Form of Board of Director RSU Agreement		S-8	333-201477	January 13, 2014

*10.03	Form of employee RSU Agreement	X

31.01	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*Indicates management contract or compensatory plan or arrangement.