Form 10-Q
period 2015-04-30
Diamond Foods Inc
filed 2015-06-05
CIK 1320947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________
FORM 10-Q
  _____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of May 29, 2015: 31,477,363

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements, including statements about our future operating performance and results, commodity prices, liquidity position and sufficiency, brand portfolio and performance, availability of raw materials, our position in the walnut industry, the effectiveness of internal controls and remediating material weaknesses. These forward-looking statements are based on our assumptions, expectations and projections about future events only as of the date of this report. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the U.S. Securities and Exchange Commission (the "SEC"). We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this report and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. Actual results may differ materially from what we currently expect because of many risks and uncertainties such as: availability and cost of walnuts and other raw materials; inability to increase prices for our products if commodity prices rise; increasing competition and possible loss of key customers; risks associated with our operations outside the U.S., including foreign currency fluctuations; pressure to decrease prices; unexpected delays or increased costs in implementing our business strategies; upgrading our information technology infrastructure, including implementation of a new Enterprise Resource Planning software platform; changes in consumer preferences for snack and nut products; risks relating to our indebtedness, including the cost of our debt and its effect on our ability to respond to changes in our business, markets and industry; the dilutive impact of equity issuances; risks relating to litigation and regulatory factors including changes in food safety, advertising and labeling laws and regulations; uncertainties relating to our relations with growers; and general economic and capital markets conditions.
As used in this Quarterly Report, the terms “Diamond Foods,” “Diamond,” “Company,” “registrant,” “we,” “us,” and “our” mean Diamond Foods, Inc. and its direct and indirect subsidiaries unless the context indicates otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	April 30, 2015	July 31, 2014	April 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$32,172	$5,318	$7,003
Trade receivables, net	97,078	95,505	87,721
Inventories, net	174,511	124,273	162,765
Deferred income taxes	5,130	4,154	—
Prepaid income taxes	246	5,196	53
Prepaid expenses and other current assets	11,383	9,425	10,576
Total current assets	320,520	243,871	268,118
Property, plant and equipment, net	133,675	131,891	131,033
Goodwill	401,815	410,720	410,261
Other intangible assets, net	375,360	392,358	393,828
Equity method investments	1,873	—	—
Other long-term assets	12,524	13,994	20,045
Total assets	$1,245,767	$1,192,834	$1,223,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$4,165	$10,088	$4,062
Accounts payable and accrued liabilities	116,857	117,677	109,163
Payable to growers	60,870	5,784	58,290
Total current liabilities	181,892	133,549	171,515
Long-term obligations, net	634,185	637,327	638,351
Deferred income taxes	113,634	115,902	108,457
Other liabilities	19,423	22,256	20,927
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 31,985,284, 31,824,701 and 31,815,416 shares issued and 31,486,727, 31,380,758 and 31,387,890 shares outstanding at April 30, 2015, July 31, 2014, and April 30, 2014, respectively	31	31	31
Treasury stock, at cost: 498,557, 443,943 and 427,526 shares held at April 30, 2015, July 31, 2014, and April 30, 2014, respectively	(13,974)	(12,418)	(11,927)
Additional paid-in capital	603,421	594,608	592,421
Accumulated other comprehensive income	4,048	23,633	23,708
Retained deficit	(296,893)	(322,054)	(320,198)
Total stockholders’ equity	296,633	283,800	284,035
Total liabilities and stockholders’ equity	$1,245,767	$1,192,834	$1,223,285
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net sales	$186,067	$190,892	$662,355	$646,137
Cost of sales	133,110	145,796	488,850	487,180
Gross profit	52,957	45,096	173,505	158,957
Operating expenses:
Selling, general and administrative	27,714	30,735	86,100	121,113
Advertising	8,311	8,590	29,835	32,377
Loss on warrant liability	—	1,995	—	25,933
Warrant exercise fee	—	15,000	—	15,000
Total operating expenses	36,025	56,320	115,935	194,423
Income (loss) from operations	16,932	(11,224)	57,570	(35,466)
Loss on debt extinguishment	—	83,004	—	83,004
Interest expense, net	10,052	10,582	30,561	41,534
Income (loss) before income taxes and equity investee	6,880	(104,810)	27,009	(160,004)
Income taxes	626	823	1,884	2,842
Net income (loss) before interest in income of equity investee	6,254	(105,633)	25,125	(162,846)
Interest in income of equity investee, net	36	—	36	—
Net income (loss)	$6,290	$(105,633)	$25,161	$(162,846)
Income (loss) per share:
Basic	$0.20	$(3.63)	$0.80	$(6.69)
Diluted	$0.20	$(3.63)	$0.79	$(6.69)
Shares used to compute income (loss) per share:
Basic	31,184	29,119	31,101	24,338
Diluted	31,671	29,119	31,517	24,338
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net income (loss)	$6,290	$(105,633)	$25,161	$(162,846)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax(1)	3,937	4,601	(19,556)	19,977
Change in pension liabilities, net of tax(2)
Less: amortization of prior loss included in net periodic pension cost	(17)	(92)	(29)	(276)
Other comprehensive income (loss)	3,920	4,509	(19,585)	19,701
Comprehensive income (loss)	$10,210	$(101,124)	$5,576	$(143,145)

(1)
Net of tax of $(0.3) million for the three months and of $1.1 million for the nine months ended April 30, 2015, respectively, and net of tax of nil for both the three and nine months ended April 30, 2014.

(2)	Net of tax of nil for the three and nine months ended April 30, 2015 and April 30, 2014, respectively.
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,161	$(162,846)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,569	24,152
Deferred income taxes	1,407	1,235
Stock-based compensation	7,159	5,458
Loss on warrant liability	—	25,933
Loss on debt extinguishment	—	54,358
Repayment of Oaktree Senior Notes payment-in-kind interest	—	(44,110)
Repayment of Oaktree Senior Notes original issued discount	—	(50,014)
Debt prepayment penalty	—	(3,600)
Loss on securities settlement	—	38,136
Gain on shareholder derivative case	—	(1,600)
Original issue discount amortization, Term Loan Facility	1,208	2,095
Debt issuance cost amortization	3,175	2,518
Payment-in-kind interest on debt	—	16,428
Equity in earnings of investee, net of cash distributions	(36)	—
Other, net	395	1,514
Changes in assets and liabilities:
Trade receivables, net	(4,986)	17,910
Inventories, net	(50,859)	(46,792)
Prepaid expenses and other current assets and income taxes	2,962	2,060
Other assets	(76)	(5,103)
Accounts payable and accrued liabilities	2,224	(30,854)
Payable to growers	55,086	52,194
Other liabilities	(845)	(991)
Net cash provided by operating activities	63,544	(101,919)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,680)	(14,643)
Investment in equity method investee, net	(1,923)	—
Loan to equity investee	(1,253)	—
Proceeds from sale of property, plant and equipment and other	—	56
Other, net	237	140
Net cash used in investing activities	(23,619)	(14,447)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of revolving line of credit under the Secured Credit Facility, net	(6,000)	(154,000)
Payments of long-term debt and notes payable	(6,803)	(6,056)
Repayment of Oaktree Senior Notes	—	(181,789)
Repayment of long-term debt and notes payable	—	(213,636)
Proceeds from Term Loan Facility, net of original issue discount	—	412,925
Proceeds from Notes issuance	—	230,000
Debt issuance costs	—	(14,356)
Proceeds from warrant exercise	—	44,209
Purchase of treasury stock	(1,555)	(908)
Other, net	1,651	1,131
Net cash (used in) provided by financing activities	(12,707)	117,520
Effect of exchange rate changes on cash	(364)	(36)
Net increase in cash and cash equivalents	26,854	1,118
Cash and cash equivalents:
Beginning of period	5,318	5,885
End of period	$32,172	$7,003
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$31,805	$16,445
Income taxes	(4,595)	563
Non-cash investing activity:
Accrued capital expenditures	1,292	1,057
Capital lease	345	112
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended April 30, 2015 and 2014
(In thousands, except share and per share information unless otherwise noted)
(Unaudited)
(1) Organization, Basis of Presentation and Principles of Consolidation
Diamond Foods, Inc. (the “Company” or “Diamond”) is an innovative packaged food company focused on building and energizing brands. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California® brand by launching a line of snack nuts under the Emerald® brand. In 2008, Diamond acquired the Pop Secret® brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. In 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the complementary premium Kettle Brand® to Diamond’s existing portfolio of leading brands in the snack industry. Diamond sells its products to global, national, regional and independent grocery, drug, and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels.
The accompanying unaudited condensed consolidated financial statements of Diamond (“Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended July 31, 2014, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company uses the equity method to account for investments in which the Company exercises significant influence over but does not control. The Condensed Consolidated Balance Sheet as of July 31, 2014, included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2014 Annual Report on Form 10-K. Operating results for the three and nine months ended April 30, 2015 are not necessarily indicative of the results that may be expected for any future periods.
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

(2) Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-8, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an entity.” The new guidance provides new criteria for reporting discontinued operations and specifically indicates a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results. The new guidance also requires expanded disclosures for discontinued operations. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2014. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance also requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. In April 2015, the FASB issued a proposed ASU that would defer the effective date of the new revenue recognition standard by one year. The FASB also proposed permitting early adoption of the standard, but not before the original effective date which is for annual reports beginning after December 15, 2016. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs." The new guidance simplifies presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.
(3) Investment
On February 3, 2015, the Company purchased 51% of the outstanding shares of Yellow Chips Holding B.V. (“Yellow Chips”), which produces vegetable chips and organic potato chips primarily for the Dutch and other European markets. The transaction was undertaken primarily to secure manufacturing of vegetable chips for the European and U.K. markets. The investment is accounted for under the equity method and had a carrying value at April 30, 2015, of $1.9 million. The Company also had a loan receivable outstanding with Yellow Chips of $1.3 million at April 30, 2015.

Provided that Yellow Chips reaches an agreed upon EBITDA on or around January 1, 2016, the Company will pay an additional €0.5 million of cash consideration as deferred consideration for the purchase of the 51% interest as part of the agreement. The agreement also includes call and put options on the remaining 49% outstanding equity that the Company or the other shareholders can exercise if a certain EBITDA target is met after 2018 or under other circumstances as well as rights for the Company to sell its shareholding and require the remaining shareholders to sell their shareholdings to the same buyer in the event that the Company wants to sell its shares if the EBITDA threshold is not met, and similar rights for the other shareholders to sell their shares and require the Company to also sell its shares to the same buyer if the Company has not first exercised its right to initiate a sale. If the party initiating such a sale does not require the other shareholder(s) to sell, the other shareholder(s) can in any case choose to require the same buyer to also buy their shares.

(4) Financial Instruments
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
The fair values of the Company’s derivative instruments as of April 30, 2015, July 31, 2014 and April 30, 2014, were as follows:

Asset & Liability Derivatives	Balance Sheet Location	Fair Value
		4/30/2015	7/31/2014	4/30/2014
Derivatives not designated as hedging instruments:
Commodity contracts	Prepaid and other current assets	$195	$11	$666
Total		$195	$11	$666
Commodity derivative gains and losses were not material to the Consolidated Statements of Operations for the three and nine months ended April 30, 2015 and April 30, 2014.
A warrant was exercised in the third quarter of fiscal 2014, as a result of the Warrant Exercise Transaction, as described in Note 10 to the Notes to the Condensed Consolidated Financial Statements and accordingly, for the three and nine months ended April 30, 2015, there were no effects of the Company's warrant liability on the Condensed Consolidated Statements of Operations. For the three and nine months ended April 30, 2014, the Company recognized a loss of $2.0 million and $25.9 million, respectively, associated with the warrants in Loss on warrant liability on the Consolidated Statements of Operations.
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

The Company performed a final re-measurement of its warrant liability on February 18, 2014. The warrant liability measured at fair value on a recurring basis was $84.1 million as of February 18, 2014. The Company had elected to use the income approach to value the warrant liability and used the Black-Scholes option valuation model. This valuation was considered Level 3 due to the use of certain unobservable inputs. Inputs into the Black-Scholes model include: remaining term, stock price, strike price, maturity date, risk-free rate, and expected volatility. The significant Level 3 unobservable inputs previously used in the valuation were expected volatility and the probability to exchange $75 million of the senior notes for convertible preferred stock upon achievement of certain profitability targets (the “Special Redemption”). The expected volatility used to measure the warrant liability at fair value was 45.0% as of February 18, 2014. As provided in certain agreements between Diamond and Oaktree Capital. L.P. (“Oaktree”), described in Note 10 to the Notes to the Condensed Consolidated Financial Statements, based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur. As such, the probability of Special Redemption was not applicable for the warrant liability valuation performed as of February 18, 2014.

Assets and Liabilities Disclosed at Fair Value

The fair value of certain financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate the amounts recorded in the balance sheet because of the relatively short term nature of these financial instruments. The fair value of notes payable and long-term obligations at the end of each fiscal period approximates the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar financial instruments, except for the 7.000% Senior Notes (the "Notes") issued during the third quarter of fiscal 2014. The Company measured the $230.0 million Notes based on Level 3 inputs, and determined the fair value was $238.1 million as of April 30, 2015, and $228.8 million as of July 31, 2014. The fair value of the Notes was not materially different than the carrying value as of April 30, 2014. The fair value was estimated using a discounted cash flow methodology with unobservable inputs including the market yield and redemption rate. The discounted cash flow used a risk adjusted yield to present value the contractual cash flows. Refer to Note 10 to the Notes to the Condensed Consolidated Financial Statements for further discussion on the Notes.
(5) Stock-Based Compensation
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
Stock-Based Compensation Expense: The Company recorded total stock-based compensation expense of $2.6 million and $7.2 million for the three and nine months ended April 30, 2015, respectively, and $2.0 million and $5.5 million for the three and nine months ended April 30, 2014, respectively.
The following table summarizes stock-based compensation expense:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Stock options	$756	$860	$2,477	$2,420
Restricted stock	583	697	1,770	1,871
Restricted stock units	852	438	2,090	1,167
Performance share units	359	—	822	—
Total	$2,550	$1,995	$7,159	$5,458
Stock Option Awards: The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities were estimated based on the Company’s implied historical volatility. The expected term of options granted was based on the simplified method due to the limited amount of historical Company information. Forfeiture rates were based on assumptions and historical data to the extent it is available. The risk-free rates were based on U.S. Treasury yields in effect at the time of the grant. Since the Company does not currently pay dividends, the dividend rate variable in the Black-Scholes option-pricing model is zero.

For the three and nine months ended April 30, 2015 and April 30, 2014, assumptions used in the Black-Scholes model are presented below:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Average expected life, in years	NA	5.50	5.50	5.50-6.06
Expected volatility	NA	54.68%-54.77%	53.16%	54.68%-55.84%
Risk-free interest rate	NA	1.96%-2.04%	1.82%	1.69%-2.04%
Dividend rate	NA	0.00%	0.00%	0.00%
The following table summarizes option activity during the nine months ended April 30, 2015:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2014	1,496	$24.79
Granted	10	30.11
Exercised	(98)	16.92
Cancelled/Forfeited	(67)	44.39
Outstanding at April 30, 2015	1,341	24.42	6.9	$11,068
Exercisable at April 30, 2015	938	$26.14	6.4	$7,273

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Total intrinsic value of stock options exercised	$397	$183	$1,245	$454
Cash received from stock option exercises	$483	$387	$1,651	$1,107
There were nil and 10,000 stock options granted during the three and nine months ended April 30, 2015, respectively, and 30,000 and 219,601 stock options granted during the three and nine months ended April 30, 2014, respectively. The weighted average grant date fair value per share of stock options granted was $14.86 for the nine months ended April 30, 2015. The weighted average grant date fair value per share of stock options granted was $16.14 and $11.88 during the three and nine months ended April 30, 2014, respectively. The fair value per share of stock options vested was $12.50 and $11.69 during the three and nine months ended April 30, 2015, respectively, and $10.24 and $10.66 for the three and nine months ended April 30, 2014, respectively. There were 28,229 and 97,592 stock options exercised during the three and nine months ended April 30, 2015, respectively, and 19,687 and 63,637 stock options exercised in the three and nine months ended April 30, 2014, respectively.
The following table summarizes nonvested stock option activity during the nine months ended April 30, 2015:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Nonvested at July 31, 2014	660	$10.81
Granted	10	14.86
Vested	(242)	11.69
Cancelled/Forfeited	(25)	12.24
Nonvested at April 30, 2015	403	10.29
As of April 30, 2015, approximately $3.3 million of total unrecognized compensation expense related to nonvested stock options is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock and Restricted Stock Unit Awards: Restricted stock and restricted stock unit activity during the nine months ended April 30, 2015:

	Restricted Stock		Restricted Stock Units
	Number of shares (in thousands)	Weighted average grant date fair value per share	Number of units (in thousands)	Weighted average grant date fair value per share
Outstanding at July 31, 2014	366	$20.47	310	$19.72
Granted	—	—	234	28.64
Vested	(65)	28.37	(84)	19.41
Cancelled/Forfeited	(20)	20.38	(26)	22.00
Outstanding at April 30, 2015	281	18.67	434	24.44
There were no restricted stock awards granted during the three and nine months ended April 30, 2015, and nil and 95,735 restricted stock awards granted during the three and nine months ended April 30, 2014, respectively. The weighted average grant date fair value per share of restricted stock granted during the nine months ended April 30, 2014 was $20.89. The weighted average fair value per share at the grant date of restricted stock vested was $41.69 and $28.37 for the three and nine months ended April 30, 2015, respectively. The weighted average fair value per share at the grant date of restricted stock vested was $41.69 and $31.68 for the three and nine months ended April 30, 2014, respectively. The total intrinsic value of restricted stock vested during the three and nine months ended April 30, 2015 was $0.2 million and $1.8 million, respectively, and was $0.2 million and $1.4 million for the three and nine months ended April 30, 2014, respectively. As of April 30, 2015, there was $3.2 million of unrecognized compensation expense related to nonvested restricted stock expected to be recognized over a weighted average period of 1.7 years.
There were 8,277 and 233,505 restricted stock units granted during the three and nine months ended April 30, 2015, respectively, and 9,230 and 196,695 restricted stock units granted during the three and nine months ended April 30, 2014, respectively. The weighted average grant date fair value per share of restricted stock units granted during the three and nine months ended April 30, 2015 was $28.39 and $28.64, respectively, and was $31.41 and $21.60 during the three and nine months ended April 30, 2014, respectively. The weighted average grant date fair value per share of restricted stock units vested was $21.85 and $19.41 for the three and nine months ended April 30, 2015, respectively, and was $15.01 and $16.84 during the three and nine months ended April 30, 2014, respectively. The total intrinsic value of restricted stock units vested during the three and nine months ended April 30, 2015 was $0.2 million and $2.4 million, respectively, and was $0.1 million and $1.3 million for the three and nine months ended April 30, 2014, respectively. As of April 30, 2015, there was $8.3 million of unrecognized compensation expense related to nonvested restricted stock units expected to be recognized over a weighted average period of 2.7 years.
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
Compensation expense related to these performance stock units that are classified as market condition awards under GAAP is determined based on the grant-date fair value times the number of shares issuable pursuant to the award and is recognized over the vesting period. The fair value per performance share unit at the grant date was $32.44 which was measured using the Monte-Carlo model. The Monte-Carlo option-pricing model uses similar input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the performance based market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is satisfied. Compensation cost is not reversed if the achievement of the market condition does not occur.

There were no performance stock units granted for the three and nine months ended April 30, 2014. Assumptions used in the Monte-Carlo model for the nine months ended April 30, 2015 are presented below. Since the Company does not currently pay dividends, the dividend rate variable is zero.

Nine Months Ended April 30, 2015
Expected term, in years	2.81
Expected volatility	52.76%
Risk-free interest rate	0.89%
Dividend rate	0.00%
Performance stock unit activity during the nine months ended April 30, 2015:

	Number of Units (in thousands)	Weighted average grant date fair value	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at July 31, 2014	—	$—
Granted	123	32.44
Vested	—	—
Cancelled/Forfeited	(3)	32.44
Outstanding at April 30, 2015	120	32.44	2.4	$3,370
There were nil and 122,787 performance stock units granted during the three and nine months ended April 30, 2015, respectively. The weighted average grant date fair value per share of performance stock units granted during the nine months ended April 30, 2015 was $32.44. As of April 30, 2015, there was $2.9 million of unrecognized compensation expense related to nonvested performance stock units expected to be recognized over a weighted average period of 2.4 years.
(6) Earnings Per Share
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

The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$6,290	$(105,633)	$25,161	$(162,846)
Less: income allocated to participating securities	(57)	—	(259)	—
Income (loss) attributable to common shareholders - basic	6,233	(105,633)	24,902	(162,846)
Add: undistributed income attributable to participating securities	57	—	259	—
Less: undistributed income reallocated to participating securities	(56)	—	(256)	—
Income (loss) attributable to common shareholders - diluted	$6,234	$(105,633)	$24,905	$(162,846)
Denominator:
Weighted average shares outstanding - basic	31,184	29,119	31,101	24,338
Dilutive shares - stock options, RSU's, PSU's	487	—	416	—
Weighted average shares outstanding - diluted	31,671	29,119	31,517	24,338
Income (loss) per share attributable to common shareholders (1):
Basic	$0.20	$(3.63)	$0.80	$(6.69)
Diluted	$0.20	$(3.63)	$0.79	$(6.69)

(1)	Computations may reflect rounding adjustments.
The Company was in an income position for the three and nine months ended April 30, 2015 and included stock options, restricted stock units, and performance share units in the diluted earnings per share calculation to the extent their effect was dilutive. Options to purchase 129,243 and 208,037 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $29.59 and $28.61 for the three and nine months ended April 30, 2015 and therefore their effect would be antidilutive. For the three and nine months ended April 30, 2014, the Company was in a loss position and, therefore, potential shares related to stock options and restricted stock units were excluded in the computation of diluted loss per share because their effect was antidilutive.
(7) Balance Sheet Items
Inventories consisted of the following:

	April 30, 2015	July 31, 2014	April 30, 2014
Raw materials and supplies	$73,568	$39,726	$71,630
Work in process	41,429	24,946	31,699
Finished goods	59,514	59,601	59,436
Total	$174,511	$124,273	$162,765
All inventories are accounted for on a lower of cost or market basis, with cost historically determined using a combination of first-in first-out ("FIFO") and weighted average cost. Beginning in the first fiscal quarter of 2015, the Company changed the inventory valuation method from FIFO to weighted average cost for certain inventories. The effect of this change was not material to the Company's Condensed Consolidated Financial Statements for the three and nine months ended April 30, 2014.
In the third quarter of fiscal 2015, the Company set its final walnut cost for the year which resulted in a pre-tax decrease in cost of sales of approximately $0.9 million for walnut sales recognized in the first six months of fiscal 2015.

Accounts payable and accrued liabilities consisted of the following:

	April 30, 2015	July 31, 2014	April 30, 2014
Accounts payable	$63,324	$64,673	$56,142
Accrued promotions	27,878	22,638	23,254
Accrued salaries and benefits	13,084	13,364	11,417
Accrued taxes	4,557	4,706	10,057
Accrued interest	2,151	7,336	3,372
Accrued current lease obligations (1)	2,784	2,620	2,569
Other	3,079	2,340	2,352
Total	$116,857	$117,677	$109,163

(1)	Long-term portion of capital leases are reflected in Other liabilities within the Condensed Consolidated Balance Sheets.
During fiscal 2013, the Company announced a plan to consolidate its manufacturing operations within the Nuts reportable segment and to close its facility in Fishers, Indiana. In fiscal 2013, the Company also recorded a liability within Other liabilities associated with the Fishers facility future lease obligation. As of April 30, 2015, the Company has outstanding $3.3 million associated with the Fishers facility future lease obligation. In the first quarter of fiscal 2015, the Company revised the Fishers facility future lease obligation based on updated assumptions associated with utility contractual payments and increased the liability by $0.2 million with the corresponding expense recorded within Selling, general and administrative expenses. The liability extends through the lease term and will expire in 2019.
(8) Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	April 30, 2015	July 31, 2014	April 30, 2014
Land and improvements	$10,914	$11,622	$11,584
Buildings and improvements	59,697	59,260	59,089
Machinery, equipment and software	218,392	217,159	215,507
Construction in progress	25,679	16,368	11,866
Capital leases (1)	16,594	16,678	16,653
Total	331,276	321,087	314,699
Less: accumulated depreciation	(190,246)	(184,088)	(179,577)
Less: accumulated amortization	(7,355)	(5,108)	(4,089)
Property, plant and equipment, net	$133,675	$131,891	$131,033
(1) Gross amounts of assets recorded under capital leases represent machinery, equipment and software as of April 30, 2015, July 31, 2014, and April 30, 2014.
Depreciation and amortization expense, excluding amortization expense for intangible assets, was $5.2 million and $15.7 million, respectively, for the three and nine months ended April 30, 2015, and was $5.8 million and $18.1 million, respectively, for the three and nine months ended April 30, 2014. For amortization expense of Other intangible assets, net see Note 9 to the Notes to the Condensed Consolidated Financial Statements

(9) Intangible Assets and Goodwill
The changes in the carrying amount of goodwill were as follows:

	Snacks	Nuts	Total
Balance as of July 31, 2013
Goodwill	$328,490	$72,635	$401,125
Accumulated impairment losses	—	—	—
	328,490	72,635	401,125
Goodwill acquired during the year	—	—	—
Translation adjustments	9,136	—	9,136
Balance as of April 30, 2014
Goodwill	337,626	72,635	410,261
	$337,626	$72,635	$410,261
Balance as of July 31, 2014
Goodwill	$338,085	$72,635	$410,720
Accumulated impairment losses	—	—	—
	338,085	72,635	410,720
Goodwill acquired during the year	—	—	—
Translation adjustments	(8,905)	—	(8,905)
Balance as of April 30, 2015
Goodwill	329,180	72,635	401,815
	$329,180	$72,635	$401,815
Other intangible assets, net consisted of the following:

	April 30, 2015	July 31, 2014	April 30, 2014
Brand intangibles (not subject to amortization)	$261,939	$266,603	$266,363
Intangible assets subject to amortization:
Customer contracts and related relationships	157,168	163,600	163,259
Total other intangible assets, gross	419,107	430,203	429,622
Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(43,747)	(37,845)	(35,794)
Less asset impairments:
Brand intangibles	—	—	—
Customer contracts and related relationships	—	—	—
Total other intangible assets, net	$375,360	$392,358	$393,828
Beginning in fiscal 2015, the Company changed the date of its annual impairment testing of goodwill and indefinite lived intangibles from June 30 to May 1. The Company believes this change in the method of applying an accounting principle, is preferable as it will provide additional time for the Company to quantify the fair value of its operating divisions and better align the strategic planning process as well as the resources used in the testing. It is not intended to nor does it delay, accelerate, or avoid an impairment charge.
Identifiable intangible asset amortization expense was $1.9 million and $5.9 million for the three and nine months ended April 30, 2015 and $2.0 million and $6.0 million for the three and nine months ended April 30, 2014. Identifiable intangible asset amortization expense will amount to approximately $1.9 million for the remainder of fiscal 2015 and approximately $7.6 million for each of the next five fiscal years.

(10) Notes Payable and Long-Term Obligations
Long-term debt outstanding:

	April 30,	July 31,	April 30,
	2015	2014	2014
Guaranteed Loan	$6,592	$8,333	$8,900
ABL Facility	—	6,000	—
Notes	230,000	230,000	230,000
Term Loan Facility, net	401,758	403,082	403,513
Total outstanding debt	638,350	647,415	642,413
Less: current portion	(4,165)	(10,088)	(4,062)
Long-term obligations, net	$634,185	$637,327	$638,351
As of April 30, 2015, the current portion of long-term debt is presented net of an unamortized discount of $0.4 million related to the Term Loan Facility’s stated original issue discount of $2.0 million. The non-current portion of long-term debt is presented net of an unamortized discount of $1.1 million.
In accordance with ASC 470-50-40-2 – Debt – "Modifications and Extinguishments," as a result of certain lenders that participated in the Company’s debt structure both prior to and after the refinancing discussed below, it was determined that a portion of the debt refinancing was considered to be a debt modification. Accordingly, the Company recorded approximately $3.6 million, of the Oaktree call premium that is associated with the modified debt (Term Loan Facility) as a contra-debt liability. As of April 30, 2015, the current portion of long-term debt is presented net of these unamortized creditor fees of $0.8 million and the non-current portion of long-term debt is presented net of these unamortized creditor fees of $1.8 million.
In accordance with the guidance, approximately $5.2 million related to the Company’s previous original issue discount on the Oaktree Notes was also determined to be associated with the modified debt (Term Loan Facility) as a contra-debt liability. As of April 30, 2015, the current portion of long-term debt is presented net of this unamortized discount of $1.2 million and the non-current portion of long-term debt is presented net of $2.7 million.
These balances are presented on the Condensed Consolidated Balance Sheets as a contra-debt liability and will be amortized within Interest expense, net, on the Condensed Consolidated Statements of Operations over the term of the Term Loan Facility.
Net interest expense for the three and nine months ended April 30, is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Secured Credit Facility	$—	$1,061	$—	$12,577
Oaktree Senior Notes	—	1,060	—	16,428
Guaranteed Loan	87	115	281	365
ABL Facility	210	159	497	159
Notes	4,025	3,131	12,026	3,131
Term Loan Facility	4,393	3,478	13,393	3,478
Interest income	(14)	—	(14)	(3)
Capitalized interest	(287)	(44)	(720)	(84)
Other	210	182	728	490
Amortization of deferred financing costs and debt discounts (1)	1,428	1,440	4,370	4,993
Interest expense, net	$10,052	$10,582	$30,561	$41,534
(1) Represents non-cash amortization of deferred charges incurred as a result of debt refinancings.

Description of Refinancing
On February 19, 2014, we refinanced our debt capital structure. We entered into a 4.5 year senior secured term loan facility, (the "Term Loan Facility") in an aggregate principal amount of $415.0 million, a 4.5 year senior secured asset-based revolving credit facility (the “ABL Facility”) in an aggregate principal amount of $125.0 million and issued $230.0 million in 7.000% Senior Notes due March 2019.
Debt After Refinancing
In December 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $6.6 million was outstanding as of April 30, 2015. Principal and interest payments were due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for the Beloit, Wisconsin plant expansion.
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
The Term Loan Facility will mature on August 20, 2018 and will amortize in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loan Facility with the balance payable on the maturity date of the Term Loan Facility. The Term Loan Facility permits the Company to increase the term loans, or add a separate tranche of term loans, by an amount not to exceed $100.0 million plus the maximum amount of additional term loans that the Company could incur without its senior secured leverage ratio exceeding 4.50 to 1.00 on a pro forma basis after giving effect to such increase or addition. Amounts outstanding bear interest at a rate per annum equal to: (i) the "Eurodollar Rate" (as defined in the Term Loan Facility and subject to a “floor” of 1.00%) plus the applicable margin or (ii) the Base Rate (as defined in the Term Loan Facility), which is the greatest of (a) Credit Suisse’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the Eurodollar Rate for an interest period of one month plus 1.00%, plus, in each case, the applicable margin to be agreed with the lenders party thereto.
Loans under the ABL facility are available up to a maximum amount outstanding at any one time equal to the lesser of (a) $125.0 million and (b) the amount of the Borrowing Base, in each case, less customary reserves. Under the ABL Facility, the Company has a $20.0 million sublimit for the issuance of letters of credit, and a Swing Line Facility of up to $12.5 million for same day borrowings. Borrowing Base is defined as (a) 85% of the amount of the Company’s eligible accounts receivable; plus (b) the lesser of (i) 70% of the book value of eligible inventory in the US and (ii) 85% times the net orderly liquidation value of Diamond’s eligible inventory in the U.S.; less (c) in each case, customary reserves.

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
The Term Loan Facility and ABL Facility provide for customary affirmative and negative covenants. The Term Loan Facility has customary cross-default provisions and the ABL Facility contains cross-acceleration provisions, in each case that may be triggered if Diamond fails to comply with obligations under its other credit facilities or indebtedness. The Term Loan Facility has a first priority perfected lien on substantially all property, plant and equipment, capital stock, intangibles and second priority lien on the ABL Priority Collateral, subject to customary exceptions. The ABL Facility requires Diamond to maintain a minimum fixed charge coverage ratio of 1.1:1 if at any time excess availability is less than 10% of maximum availability; and requires Diamond to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if excess availability falls below 12.5% of maximum availability for a period of five consecutive business days. The ABL Facility is secured by a first-priority lien on accounts receivable, inventory, cash and deposit accounts and a second-priority lien on all real estate, equipment and equity interests of the Company under, and guarantors of, the ABL Facility.
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
For the three and nine months ended April 30, 2015 and April 30, 2014, the interest rate for the Company’s consolidated borrowings, and excluding the Oaktree Senior Notes, was 5.31% and 5.29% and 5.43% and 5.94%, respectively. For the three and nine months ended April 30, 2015 and April 30, 2014, the blended interest rate for the Company’s consolidated short-term borrowings, excluding the Oaktree Senior Notes, was 3.70% and 1.66% and 5.91% and 6.23%, respectively. As of April 30, 2015, the Company was compliant with financial and reporting covenants under the new refinanced debt structure.
(11) Income Taxes
The Company's effective tax rate was approximately 9.1% and 7.0% for the three and nine months ended April 30, 2015, respectively, compared with approximately (0.8%) and (1.8%) for the three and nine months ended April 30, 2014, respectively.

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
The provision for the three and nine months ended April 30, 2015 was determined using an estimated annual effective tax rate adjusted for discrete items that occurred in the quarter. The Company’s effective tax rates in the three and nine month periods in the current year are favorably impacted by valuation allowances against deferred tax assets and the mix of pretax income by jurisdiction. The rates are negatively impacted by changes in deferred taxes resulting from the amortization of long- lived intangibles, and increased pretax income in the U.S.

The effective tax rates for the three and nine months ended April 30, 2014 were determined by estimating the U.S. tax provision using the discrete method provided in ASC 740 and using an estimated annual effective tax rate for the U.K. tax provision. The discrete method was used in the U.S. because of unpredictable trends in the Company’s U.S. net income or loss position due to loss on debt extinguishment and expense associated with the shareholder derivative litigation, which we do not expect to be recurring. The Company’s effective tax rates were negatively impacted by changes in deferred taxes resulting from the amortization of long-lived intangibles, valuation allowances against deferred tax assets, and state income tax expense.
(12) Retirement Plans
Diamond provides retiree medical benefits and sponsors one defined benefit pension plan. Any employee who joined the Company after January 15, 1999 is not entitled to retiree medical benefits. The defined benefit plan is a qualified plan covering all bargaining unit employees. Diamond uses a July 31 measurement date for its plans. Plan assets are held in trust and primarily include mutual funds and money market accounts. Diamond previously sponsored a nonqualified plan that was terminated in fiscal 2013 and all benefits were distributed in December 2012. There are no obligations under the nonqualified plan as of April 30, 2015.
Components of net periodic benefit cost (income) were as follows:

	Pension Benefits				Other Benefits
	Three Months Ended April 30,		Nine Months Ended April 30,		Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$—	$—	$11	$10	33	29
Interest cost	256	247	767	739	17	16	51	50
Expected return on plan assets	(292)	(271)	(875)	(812)	—	—	—	—
Amortization of net loss / (gain)	114	84	365	253	(131)	(176)	(394)	(529)
Net periodic benefit cost / (income)	$78	$60	$257	$180	$(103)	$(150)	$(310)	$(450)
The Company sponsors two defined contribution plans and recognized expenses of $0.5 million and $1.2 million for the three and nine months ended April 30, 2015, respectively, and $0.2 million and $0.6 million for the three and nine months ended April 30, 2014, respectively. The Company expects to contribute a total of approximately $1.6 million to the defined contribution plan during fiscal 2015.

(13) Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) attributable to the Company are foreign currency translation adjustments and changes in pension liabilities.
Changes in accumulated other comprehensive income for the nine months ended April 30, 2015 by component were as follows (net of tax):

	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total
Balance as of August 1, 2014	$(1,968)	$25,601	$23,633
Other comprehensive loss before reclassifications	—	(19,556)	(19,556)
Amounts reclassified from accumulated other comprehensive income:
Amortization of prior loss included in net periodic pension cost	(29)	—	(29)
Other comprehensive loss	(29)	(19,556)	(19,585)
Balance as of April 30, 2015	$(1,997)	$6,045	$4,048
Changes in accumulated other comprehensive income for the nine months ended April 30, 2014 by component were as follows (net of tax):

	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total
Balance as of August 1, 2013	$522	$3,485	$4,007
Other comprehensive income before reclassifications	—	19,977	19,977
Amounts reclassified from accumulated other comprehensive income:
Amortization of prior loss included in net periodic pension cost	(276)	—	(276)
Other comprehensive income (loss)	(276)	19,977	19,701
Balance as of April 30, 2014	$246	$23,462	$23,708

The reclassifications out of accumulated other comprehensive income (loss) related to the pension liability are reflected in Selling, general and administrative expenses and Cost of goods sold in the Condensed Consolidated Statements of Operations for the nine months ended April 30, 2015 and 2014 respectively.
(14) Commitments and Contingencies
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
The Company denies all allegations in these cases. Following mediation and settlement discussions among plaintiffs’ counsel in Klacko, Surzyn and Hall, the parties entered into a settlement agreement, and it is expected that this settlement will resolve all claims on a nationwide basis and include: Diamond to take certain injunctive relief measures to confirm labeling compliance matters; establishment of a $3.0 million common fund for claims made available to the class and for the payment of class administration and attorneys’ fees; and any funds unclaimed by the class to be provided cy pres to a charity as a food donation. The Company recognized the related settlement charges within the consolidated financial statements for fiscal 2014. On October 30, 2014, the court granted preliminary approval of the settlement. On February 23, 2015, the plaintiffs filed a motion for final approval of the settlement. The settlement is subject to final court approval. The Company cannot predict with certainty the ultimate resolution of these lawsuits, and an unfavorable outcome in excess of amounts recognized as of July 31, 2014, with respect to one or more of these proceedings could have a material adverse effect on the Company’s results of operations for the periods in which a loss is recognized.
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
(15) Segment Reporting
The Company has five operating segments that it aggregates into two reportable segments based on similarities between: economic characteristics, nature of the products, production process, type of customer, methods of distribution, and regulatory environment. The Company’s two reportable segments are Snacks and Nuts. The Snacks reportable segment predominantly includes products sold under Kettle U.S., Kettle U.K., and Pop Secret. The Nuts reportable segment predominantly includes products sold under Emerald and Diamond of California.
The Company evaluates the performance of its segments based on net sales and gross profit. Gross profit is calculated as net sales less all cost of sales. The Company’s CODM does not receive or utilize asset information to evaluate performance of operating segments, accordingly, asset-related information has not been presented. The accounting policies of the Company’s segments are the same as those described in the summary of critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

The Company’s net sales and gross profit by segment were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net sales
Snacks	$113,897	$114,255	$350,924	$343,601
Nuts	72,170	76,637	311,431	302,536
Total	$186,067	$190,892	$662,355	$646,137
Gross profit
Snacks	$40,862	$41,699	$125,585	$123,660
Nuts	12,095	3,397	47,920	35,297
Total	$52,957	$45,096	$173,505	$158,957
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
Our business is seasonal. In sourcing walnuts, we contract directly with growers for their walnut crop. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the year in accordance with our walnut purchase agreements with the growers. We typically receive in-shell pecans during the period from October to March and shelled pecans are received throughout the fiscal year. The pecans are paid for over those periods based on the various vendor terms. As a result of this seasonality, our personnel, working capital requirements and walnut inventories peak during the last four months of each calendar year. We experience seasonality in capacity utilization at our Stockton, California facility associated with the annual walnut harvest and seasonal in-shell and culinary product demand. Generally, we receive and pay for approximately 50% of the corn for popcorn in November and approximately 50% in April. We contract for potatoes and oil annually and at times throughout the year and receive and pay for this supply throughout the year.
We report our operating results on the basis of a fiscal year that starts August 1 and ends July 31. We refer to the fiscal years ended July 31, 2015, 2014, 2013, and 2012, as “fiscal 2015,” “fiscal 2014,” “fiscal 2013” and “fiscal 2012”, respectively.

Results of Operations
The following table sets forth certain financial data as percentage of net sales for the three and nine months ended April 30, 2015 and 2014:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.5%	76.4%	73.8%	75.4%
Gross profit	28.5%	23.6%	26.2%	24.6%
Operating expenses:
Selling, general and administrative	14.9%	16.1%	13.0%	18.7%
Advertising	4.5%	4.5%	4.5%	5.0%
Loss on warrant liability	—%	1.0%	—%	4.0%
Warrant exercise fee	—%	7.9%	—%	2.3%
Total operating expenses	19.4%	29.5%	17.5%	30.1%
Income (loss) from operations	9.1%	(5.9)%	8.7%	(5.5)%
Loss on debt extinguishment	—%	43.5%	—%	12.9%
Interest expense, net	5.4%	5.5%	4.6%	6.4%
Income (loss) before income taxes and equity investee	3.7%	(54.9)%	4.1%	(24.8)%
Income taxes	0.3%	0.4%	0.3%	0.4%
Net income (loss) before interest in income of equity investee	3.4%	(55.3)%	3.8%	(25.2)%
Interest in income of equity investee, net	—%	—%	—%	—%
Net income (loss)	3.4%	(55.3)%	3.8%	(25.2)%
We aggregate our operating segments into two reportable segments, which are Snacks and Nuts. The Snacks reportable segment predominantly includes products sold under the Kettle Brand®, Kettle Chips®, and Pop Secret® trade names. The Nuts reportable segment predominantly includes products sold under the Emerald® and Diamond of California® trade names.
We evaluate the performance of our segments based on net sales and gross profit for each segment. Gross profit is calculated as net sales less all cost of sales. Our net sales and gross profit by segment for the periods identified below were as follows:

	Three Months Ended April 30,		% Change from	Nine Months Ended April 30,		% Change from
	2015	2014	2014 to 2015	2015	2014	2014 to 2015
Net sales
Snacks	$113,897	$114,255	—%	$350,924	$343,601	2%
Nuts	72,170	76,637	(6)%	311,431	302,536	3%
Total	$186,067	$190,892	(3)%	$662,355	$646,137	3%
Gross profit
Snacks	$40,862	$41,699	(2)%	$125,585	$123,660	2%
Nuts	12,095	3,397	256%	47,920	35,297	36%
Total	$52,957	$45,096	17%	$173,505	$158,957	9%
For the three and nine months ended April 30, 2015, Snacks segment net sales decreased to $113.9 million from $114.3 million and increased to $350.9 million from $343.6 million, respectively. Snacks segment net sales for the three months ended April 30, 2015 decreased primarily due to a shift to larger package sizes in Pop Secret as well as continued competitive promotional activity in Pop Secret and Kettle UK. Unfavorable changes in foreign exchange rates also negatively impacted net sales by approximately $3.6 million. These decreases were partially offset by increases in both selling price and volume in Kettle US. For the nine months ended April 30, 2015, snacks segment net sales increased primarily due to volume increases and net price realization in Kettle US. This increase was partially offset by the difficult trading environment experienced by our U.K. operations manifested by increased competition and promotional activity. It was also offset by unfavorable changes in our foreign exchange rates, primarily related to the U.K. pound and the Canadian dollar, which impacted net sales by approximately $4.6 million.
For the three and nine months ended April 30, 2015, Nuts segment net sales decreased to $72.2 million from $76.6 million and increased to $311.4 million from $302.5 million, respectively. Nut segment net sales for the three months ended April 30, 2015 decreased primarily due to our fiscal 2015 decision to exit some high-volume, low-margin SKU's that contributed approximately $10.0 million to net sales during the three months ended April 30, 2014. This decrease was partially offset by increases in pricing. Nut segment net sales for the nine months ended April 30, 2015 increased primarily due to increases in pricing in our Diamond of California and Emerald brands, which more than offset the impact of exiting the high-volume, low-margin SKU's.
Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 17.7% and 17.6% of total net sales for the three and nine months ended April 30, 2015, respectively, and 18.5% and 16.2% of total net sales for the three and nine months ended April 30, 2014, respectively. No other customer accounted for 10% or more of our total net sales for those periods.
Gross margin. Snacks segment gross profit as a percentage of net sales was 35.9% and 35.8% for the three and nine months ended April 30, 2015, respectively, and 36.5% and 36.0% for the three and nine months ended April 30, 2014. For the three months ended April 30, 2015, gross margin decreased primarily due to a shift to larger package sizes and increased promotion frequency in Pop Secret as well as increased promotion spend on Kettle in the U.K., partially offset by a price increase and volume growth for Kettle in the US. Gross margin for the nine months ended April 30, 2015 remained relatively consistent as compared to prior year.
Nuts segment gross profit as a percentage of net sales was 16.8% and 15.4% for the three and nine months ended April 30, 2015 and 4.4% and 11.7% for the three and nine months ended April 30, 2014. For the three months ended April 30, 2015, gross margin increased primarily due to improved net price realization and lower walnut costs, partially offset by higher other tree nut costs. For the nine months ended April 30, 2015, gross margin increased due to improved net price realization offset by higher tree nut costs. As discussed in Item 1A. Risk Factors, our commodity costs are subject to fluctuations in availability and price that could adversely impact our business and financial results.
Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $27.7 million and 14.9% of net sales and $86.1 million and 13.0% of net sales for the three and nine months ended April 30, 2015, respectively, and were $30.7 million and 16.1% of net sales and $121.1 million and 18.7% of net sales for the three and nine months ended April 30, 2014, respectively. Selling, general and administrative expenses included $0.6 million of U.K. workforce reduction expenses for both three and nine months ended April 30, 2015. In addition, selling, general and administrative expenses included $23 thousand and $3.3 million for the three and nine months ended April 30, 2015, respectively, and $1.9 million and $4.3 million for the three and nine months ended April 30, 2014, respectively, associated with legal expenses related to matters stemming from our audit committee investigation and restatement. In fiscal 2014, we obtained preliminary approval to settle the action In re Diamond Foods Inc., Securities Litigation ("Securities Settlement"). Therefore, for the three and nine months ended April 30, 2015, Selling, general and administrative expenses decreased as we no longer recorded changes in the fair value of the stock portion of the Securities Settlement. For the three and nine months ended April 30, 2014 we recorded $6.0 million and $38.1 million, respectively, of loss associated with the change in fair value of the Securities Settlement. Additionally, in the nine months ended April 30, 2014, we recorded a $5.0 million expense associated with the resolution of a SEC investigation.
Advertising. Advertising costs were $8.3 million and $29.8 million for the three and nine months ended April 30, 2015, respectively, and $8.6 million and $32.4 million for the three and nine months ended April 30, 2014, respectively. Advertising expenses as a percentage of net sales was 4.5% for both the three and nine months ended April 30, 2015, respectively, and 4.5% and 5.0% for the three and nine months ended April 30, 2014, respectively. Advertising expense decreased for the three and nine months ended April 30, 2015 primarily due to a strategic shift into promotional programs in the U.K. partially offset by increased spending on Kettle US.
Loss on warrant liability. The warrant liability was not outstanding for the three and nine months ended April 30, 2015, respectively. For the three and nine months ended April 30, 2014, the loss on warrant liability was $2.0 million and 1.0% of net sales and $25.9 million and 4.0% of net sales, respectively. The loss on warrant liability for the three and nine months ended April 30, 2014 was due to the change in the fair value of the warrant liability associated with a warrant issued to a subsidiary of

Oaktree Capital Management, L.P. ("Oaktree") in May 2012. The warrant was exercised in February 2014 in connection with a subsequent refinancing, and accordingly we no longer have a liability associated with the warrant as of April 30, 2015.
Warrant exercise fee. Warrant exercise fee was nil for the three and nine months ended April 30, 2015. Warrant exercise fee was $15.0 million and 7.9% and 2.3% of net sales for the three and nine months ended April 30, 2014, respectively. The $15.0 million warrant exercise fee represents the contractual modification inducement fee paid to Oaktree Capital Management, L.P. ("Oaktree") as part of the 2014 debt refinancing transaction.
Loss on debt extinguishment. Loss on debt extinguishment was nil for the three and nine months ended April 30, 2015. Loss on debt extinguishment and other related charges was $83.0 million for the three and nine months ended April 30, 2014 and 43.5% and 12.9% of net sales, respectively. We recorded certain expenses in accordance with Accounting Standards Codification (“ASC”) Section 470-50-40-2 - Debt - Modifications and Extinguishments including the differential between the reacquisition price and carrying value of the senior notes (“Oaktree Senior Notes”) held by Oaktree, a call premium associated with senior notes held by Oaktree, write-offs of unamortized debt issuance and transaction costs related to our five-year $600 million secured credit facility (the “Secured Credit Facility”) and Oaktree debt obligations and write-offs of unamortized debt issuance costs associated the new refinancing. For additional description of our debt, see Note 10 to the Notes to the Condensed Consolidated Financial Statements.
Interest expense, net. Interest expense, net was $10.1 million, and 5.4% of net sales and $30.6 million and 4.6% of net sales for the three and nine months ended April 30, 2015, respectively, and was $10.6 million and 5.5% of net sales and $41.5 million and 6.4% of net sales for the three and nine months ended April 30, 2014, respectively. For the three and nine months ended April 30, 2015, approximately $1.4 million and $4.4 million, respectively, and for the three and nine months ended April 30, 2014, approximately $1.4 million and $5.0 million, respectively, of interest expense represented non-cash amortization of deferred charges incurred as a result of debt refinancing. Interest expense, net decreased for the three and nine months ended April 30, 2015 primarily due to our refinanced debt structure which yields lower interest rates than our previously held debt obligations which included the payment-in-kind interest on the Oaktree Senior Notes, including $75 million of the senior notes subject to exchange for convertible preferred stock upon achievement of certain profitability targets.
Income taxes. Our effective tax rate was approximately 9.1% and 7.0% for the three and nine months ended April 30, 2015, respectively, compared with approximately (0.8%) and (1.8%) for the three and nine months ended April 30, 2014, respectively. The change in the effective tax rate for the three and nine months ended April 30, 2015, as compared to 2014 was due to tax impacts of shifts in pretax income by jurisdiction, valuation allowances against deferred tax assets, and using the annualized effective rate in 2015 versus using the discrete method in computing the tax rates in 2014.
Interest in income of equity investee, net. On February 3, 2015, we purchased 51% of the outstanding shares of Yellow Chips Holding B.V. (“Yellow Chips”), which produces vegetable chips and organic potato chips primarily for the Dutch and other European markets. The transaction primarily was undertaken to secure manufacturing of vegetable chips for the European and U.K. markets. The investment is accounted for under the equity method because we exercise significant influence over but do not control Yellow Chips. Our interest in the income of Yellow Chips was $36 thousand for the three and nine ended April 30, 2015.
Liquidity and Capital Resources
Our liquidity is dependent upon funds generated from operations and external sources of financing, including our ABL Facility discussed below.
Cash provided by operating activities was $63.5 million during the nine months ended April 30, 2015, compared to $101.9 million cash used in operating activities for the nine months ended April 30, 2014. The increase in cash provided by operating activities was primarily due to improved operating results, and the positive cash flow impact of changes in certain working capital items; primarily an increase in grower payables, offset by an increase in inventories. The increase was also due to the settlement associated with the Oaktree Senior Notes as part of the debt refinancing transaction in the comparative year. Cash used in investing activities was $23.6 million during the nine months ended April 30, 2015, compared to cash used in investing activities of $14.4 million for the nine months ended April 30, 2014. The change in cash used for investing activities primarily related to machinery and equipment additions associated with our standard business operations in the U.S. and U.K., capitalizable costs associated with our financial system upgrade implementation and an equity method investment in Yellow Chips and an associated loan. In addition, cash used in financing activities was $12.7 million during the nine months ended April 30, 2015, compared to $117.5 million of cash provided by financing activities during the nine months ended April 30, 2014. The decrease in cash used in financing activities is primarily due to net repayments under our existing revolving line of credit for the nine months ended April 30, 2015 versus receipt of cash funds as part of our debt refinancing arrangements for the nine months ended April 30, 2014.
Working capital and stockholders’ equity were $138.6 million and $296.6 million at April 30, 2015, compared to $110.3 million and $283.8 million at July 31, 2014, and $96.6 million and $284.0 million at April 30, 2014. The increase in working capital between April 30, 2015 and April 30, 2014 was primarily due to increased cash on hand, inventories and trade receivables which was partially offset by increased accounts payable and accrued liabilities as of the balance sheet date. Capitalized expenditures were $20.7 million for the nine months ended April 30, 2015 and $14.6 million for the nine months ended April 30, 2014.

Description of Refinancing
On February 19, 2014, we refinanced our debt capital structure. We entered into a 4.5 year senior secured term loan facility, (the "Term Loan Facility") in an aggregate principal amount of $415.0 million, a 4.5 year senior secured asset-based revolving credit facility (the “ABL Facility”) in an aggregate principal amount of $125.0 million and issued $230.0 million in 7.000% Senior Notes due March 2019 (the “Notes”).
Debt After Refinancing
In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $6.6 million was outstanding as of April 30, 2015. Principal and interest payments were due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for our Beloit, Wisconsin plant expansion.
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

Loans under the ABL Facility are available up to a maximum amount outstanding at any one time equal to the lesser of (a) $125 million and (b) the amount of the Borrowing Base, in each case, less customary reserves. Under the ABL Facility, we have a $20 million sub-limit for the issuance of letters of credit, and a Swing Line Facility of up to $12.5 million for same day borrowings. Borrowing Base is defined as (a) 85% of the amount of our eligible accounts receivable; plus (b) the lesser of (i) 70% of the book value of eligible inventory in the US and (ii) 85% times the net orderly liquidation value of our eligible inventory in the U.S.; less (c) in each case, customary reserves. As of April 30, 2015, there were no loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $6.2 million and the net availability under the ABL Facility was $118.3 million. The maximum balance outstanding under the ABL Facility for the nine months ended April 30, 2015 was $10.0 million.
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
For the three and nine months ended April 30, 2015 and April 30, 2014, the blended interest rate for our consolidated borrowings, including obligations under the our refinanced debt capital structure and excluding the Oaktree Senior Notes, was 5.31% and 5.29% and 5.43% and 5.94%, respectively. For the three and nine months ended April 30, 2015 and April 30, 2014, the blended interest rate for consolidated short-term borrowings, including obligations under the our refinanced debt capital structure and excluding the Oaktree Senior Notes, was 3.70% and 1.66% and 5.91% and 6.23%, respectively. As of April 30, 2015, we were compliant with financial and reporting covenants under our refinanced debt structure.

Contractual Obligations and Commitments
Contractual obligations and commitments at April 30, 2015, were as follows (in millions):

	Payments Due by Period
	Total	FY2015	FY 2016- FY 2017	FY 2018- FY 2019	Thereafter
Long-term obligations	$646.4	$1.6	$13.3	$631.5	$—
Interest on long-term obligations(1)	122.4	8.5	67.9	46.0	—
Capital leases	9.3	0.7	5.8	2.1	0.7
Interest on capital leases	1.1	0.1	0.7	0.2	0.1
Operating leases	35.6	1.3	9.3	8.7	16.3
Purchase commitments(2)	67.4	65.7	1.7	—	—
Pension liability	6.8	0.2	1.5	1.7	3.4
Long-term deferred tax liabilities(3)	113.6	—	—	—	113.6
Other long-term liabilities(4)	7.3	0.3	2.7	2.7	1.6
Total(5)	$1,009.9	$78.4	$102.9	$692.9	$135.7

(1)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of April 30, 2015.

(2)	Commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements as the price is not fixed within these contracts.

(3)	Primarily relates to the intangible assets of Kettle Foods.

(4)
Excludes $0.4 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($1.5 million at April 30, 2015, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

(5)
In the above table we did not include either the €0.5 million of deferred cash contingent consideration or the call and put options on the remaining 49% of Yellow Chips outstanding equity. See Note 3 to the Notes to Condensed Consolidated Financial Statements.

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
There have been no material changes to our critical accounting policies from those discussed in our 2014 Annual Report on Form 10-K except as described below:
Inventories. All inventories are accounted for on a lower of cost or market basis, with cost historically determined using a combination of first-in first-out ("FIFO") and weighted average cost. Beginning in the first fiscal quarter of 2015, we have changed our inventory valuation method from FIFO to weighted average cost for certain of our inventories. The effect of this change was not material to our Condensed Consolidated Financial Statements for the three and nine months ended April 31, 2014.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of April 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were changes in our internal control over financial reporting during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting to remediate the previously reported material weakness related to complex and non-routine transactions. We have enhanced our internal technical accounting capabilities and augmented those capabilities through the use of third party advisors, when necessary. We also developed a technical accounting training program to enhance awareness and understanding of standards and principles related to complex technical accounting topics.
Material Weakness Previously Identified
We previously identified and disclosed in our Annual Report on Form 10-K for the period ended July 31, 2014, a material weakness in our internal control over financial reporting over complex and non-routine transactions that still existed as of April 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting was as follows:

•
Complex and Non-routine Transactions — We did not maintain effective controls over the accounting for complex and non-routine transactions. Specifically, we did not utilize sufficient technical accounting capabilities related to complex and non-routine transactions.

This material weakness resulted in audit adjustments in prior periods related to currency translation associated with the allocation of goodwill to reporting units resulting from a change in segments, impairment of a long-lived intangible asset resulting from a facility closure, classification of restricted cash on the consolidated statement of cash flows and the restatement of the Company’s condensed consolidated financial statements for the three and six months ended January 31, 2013 to correct diluted earnings (loss) per share. Additionally, this material weakness could result in misstatements of the condensed consolidated financial statements that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Efforts
We have implemented the following remediation steps to address the previously disclosed material weakness discussed above and to improve our internal control over financial reporting:
Complex and Non-routine Transactions

•
Continued evaluation and enhancement of internal technical accounting capabilities augmented by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and reviewed by management.

•
Development and implementation of technical accounting training, led by appropriate technical accounting experts, to enhance awareness and understanding of standards and principles related to relevant complex technical accounting topics.

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
The Company denies all allegations in these cases. Following mediation and settlement discussions among plaintiffs’

counsel in Klacko, Surzyn and Hall, the parties entered into a settlement agreement, and it is expected that this settlement will resolve all claims on a nationwide basis and include: Diamond to take certain injunctive relief measures to confirm labeling compliance matters; establishment of a $3.0 million common fund for claims made available to the class and for the payment of class administration and attorneys’ fees; and any funds unclaimed by the class to be provided cy pres to a charity as a food donation. The Company recognized the related settlement charges within the consolidated financial statements for fiscal 2014. On October 30, 2014, the court granted preliminary approval of the settlement. On February 23, 2015, the plaintiffs filed a motion for final approval of the settlement. The settlement is subject to final court approval. We cannot predict with certainty the ultimate resolution of these lawsuits, and an unfavorable outcome in excess of amounts recognized as of July 31, 2014, with respect to one or more of these proceedings could have a material adverse effect on our results of operations for the periods in which a loss is recognized.
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
We make estimates of the price we will pay for walnuts to growers under contract starting in the first quarter of our fiscal year and, pursuant to our accounting policies, finalize the price to be paid to growers by the end of the fiscal year. The selling price to customers for walnuts fluctuates throughout the year depending on market forces. To the extent that we underestimate the price to be paid for walnuts and enter into contracts with our customers for products including walnuts at prices prevailing at the market at that time and based on walnut cost estimates that ultimately prove to be below the final price we determine to pay to growers, our business and results of operations could be harmed. Additionally, to the extent that the price we determine to pay growers ultimately proves to be higher than the value of walnuts, we may sell our walnuts below cost or at lower margins than we desire, and we may need to impair the carrying value of our walnut inventory, so our business and results of operations could be harmed. Each year some of our walnut supply agreements are up for renewal, and competition among walnut handlers makes renewal with us uncertain. Disruption in our walnut supply and inability to secure walnuts cost effectively may adversely impact our business and our financial results.
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
Our markets are highly competitive and competition is generally based on product quality, price, brand recognition and loyalty. As a result, there are ongoing competitive product and pricing pressures in the markets in which we operate, as well as challenges in establishing and maintaining profit margins. Our products compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources than we have. The greater scale and resources that may be available to our competitors could provide them with the ability to lower prices or increase their promotional or marketing spending to compete more effectively. To address these challenges, we must be able to successfully respond to competitive factors, including pricing, promotional incentives and trade terms. We may need to reduce our prices or increase promotional incentives in response to competition or to grow or maintain our market share. If we decide to reduce or eliminate promotional incentives to improve our profitability, we may not be able to compete effectively and we may lose distribution and market share, which could also lead to a decline in revenue. Additionally, losing sales could result in increased inventories, which would adversely impact our liquidity.
Competition and customer pressures may restrict our ability to increase prices in response to commodity or other cost increases or may force us to decrease prices, in the event of commodity or other cost decreases or otherwise. We may also need to increase spending on marketing, advertising and new product innovation to maintain or increase our market share. If we are unable to compete effectively, we could be unable to increase the breadth of the distribution of our products or lose customers or distribution of products, which could have an adverse impact on our sales and profitability. In addition, if we are required to maintain high levels of promotional incentives or trade terms with respect to particular product lines, our margins and profitability would be adversely effected.
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
In addition to the other risks described herein, factors that could impact our international sales and operations include:

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
Because the material weakness over the evaluation and review of complex and non-routine transactions has not been remediated, we have concluded that as of April 30, 2015, our internal control over financial reporting were not effective. Until the evaluation and review of complex and non-routine transactions material weakness is fully remediated, it may be difficult for us to manage our business, our results of operations could be harmed, our ability to report results accurately and on time could be impaired, investors may lose faith in the reliability of our statements, and the price of our securities may be materially impacted. We cannot assure you whether, or when, the remaining control deficiency that has been identified as a material weakness will be fully remediated.
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
In addition, some of our products contain sodium, preservatives and other ingredients, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of these ingredients can lead to a variety of adverse health effects. In the United States and other countries, there is increasing consumer awareness of health risks, including obesity, associated with consumption of these ingredients, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. A continuing global focus on health and wellness, including weight management, and increasing media attention to the role of food marketing, could adversely affect our sales or lead to stricter regulations and greater scrutiny of food marketing practices. For example, the U.S. Food and Drug Administration is currently evaluating banning the use of partially hydrogenated oils in food, which certain of our products contain. Additionally, we believe consumers are looking increasingly for all natural products. From time to time we have been subject to lawsuits challenging our product labeling practices, including with respect to natural claims, and may be sued for such practices in the future. These lawsuits can be expensive to defend. Moreover, adverse publicity about regulatory or legal action against us or adverse publicity about our products (including the resources needed to produce them) could damage our reputation and brand image, undermine consumer confidence or customer relations, and reduce demand for our products, even if the regulatory or legal action is unfounded or not material to our operations or even if the adverse publicity regarding our products is unfounded.
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
A significant portion of our assets are goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a non-cash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. To the extent our market capitalization (increased by a reasonable control premium) results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill and other intangible assets has occurred and to calculate an impairment loss. If there are future changes in our stock price, or significant changes in the business climate or operating results of our reporting units, we may incur impairment charges related to our intangible assets and goodwill which would negatively impact our consolidated operating results and further reduce our stock price. At April 30, 2015, the carrying value of goodwill and other intangible assets totaled approximately $777.2 million, compared to total assets of approximately $1,245.8 million and total shareholders’ equity of approximately $296.6 million. At April 30, 2014, the carrying value of goodwill and other intangible assets totaled approximately $804.1 million, compared to total assets of approximately $1,223.3 million and total shareholders’ equity of approximately $284.0 million.
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
The success of our business depends substantially upon our ability to maintain satisfactory relations with our employees. Our production workforce in one of our facilities is covered by a collective bargaining agreement which expires in March 2018. Strikes or work stoppages and interruptions could occur if we are unable to renew this agreement on satisfactory terms. If a work stoppage or slow down were to occur, it could adversely affect our business and disrupt our operations. The terms and conditions of existing or renegotiated agreements also could increase our costs or otherwise affect our ability to fully implement future operational changes to our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following are details of repurchases of common stock during the three months ended April 30, 2015:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
Repurchases from February 1 - February 28, 2015	206	$26.61	—	$—
Repurchases from March 1 - March 31, 2015	1,904	$31.02	—	$—
Repurchases from April 1 - April 30, 2015	1,942	$30.41	—	$—
Total	4,052	$30.51	—	$—

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with this 10-Q	Incorporated by reference
Number	Exhibit Title		Form	File No.	Date Filed

*10.01	Change of Control Policy	X

31.01	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.

Date: June 4, 2015	By:	/s/ Raymond P. Silcock
Raymond P. Silcock
Executive Vice President and Chief
Financial Officer

EXHIBIT INDEX

		Filed with this 10-Q	Incorporated by reference
Number	Exhibit Title		Form	File No.	Date Filed

*10.01	Change of Control Policy	X

31.01	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*Indicates management contract or compensatory plan or arrangement.