Form 10-K
period 2015-07-31
Diamond Foods Inc
filed 2015-10-01
CIK 1320947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
As of January 31, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $650,088,792 based on the closing sale price as reported on the NASDAQ Stock Market. As of September 25, 2015, there were 31,492,522 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This 2015 Annual Report on Form 10-K includes forward-looking statements, including statements about our future operating performance and results, business strategy, commodity prices, liquidity position and sufficiency, brand portfolio and performance, availability of raw materials, our position in the walnut industry, the effectiveness of internal controls and remediating material weaknesses. These forward-looking statements are based on our assumptions, expectations and projections about future events only as of the date of this report. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the U.S. Securities and Exchange Commission (the “SEC”). We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this report and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. Actual results may differ materially from what we currently expect because of many risks and uncertainties, such as: availability and cost of walnuts and other raw materials; weather conditions (climate or otherwise); inability to implement price increases for our products if commodity prices rise; unexpected delays or increased costs in implementing our business strategies; changes in consumer preferences for snack and nut products; risks relating to our leverage, including the cost of our debt and its effect on our ability to respond to changes in our business, markets and industry; the dilutive impact of equity issuances; risks relating to litigation and regulatory factors including changes in food safety, advertising and labeling laws and regulations; information technology infrastructure, security data breaches and inappropriate use of social media; uncertainties relating to our relations with growers; increasing competition and possible loss of key customers; marketing and advertising activities and contractual relationships; and general economic and capital markets conditions.
As used in this Annual Report, the terms “Diamond Foods,” “Diamond,” “Company,” “registrant,” “we,” “us,” and “our” mean Diamond Foods, Inc. and its subsidiaries unless the context indicates otherwise.

TRADEMARKS IN THIS ANNUAL REPORT ON FORM 10-K
The Diamond Foods design logo, Diamond Foods®, Kettle Brand®, KETTLE® Chips, Emerald® and Pop Secret® and other brands are our trademarks. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert our rights to these trademarks and trade names, to the fullest extent under applicable law.

PART I
Item 1. Business
Overview
We are a snack food and culinary nut company focused on making innovative, convenient and delicious snacks as well as culinary nuts true to our 100-year plus heritage. We sell our products under five different widely-recognized brand names: Diamond of California, Kettle Brand and KETTLE Chips, Emerald and Pop Secret. Our mission is to honor nature’s ingredients by making food that people love.  We are proud of our offerings, many of which are non-GMO Project verified and free of artificial flavors and preservatives and we are committed to making great tasting products for our consumers.
Corporate History
We began as a walnut cooperative formed in 1912 by California walnut growers. The Diamond of California brand dates back to the early days of the formation of the cooperative and was bolstered by its first national advertising campaign in 1919. In 2005, in connection with our initial public offering, our company changed from a cooperative to a corporation, and is now headquartered in San Francisco, California.
We have acquired several companies and brands since our formation and intend to seek future growth both internally as well as through acquisitions. We consider the acquisition of organic, natural and “better-for-you” products companies or product lines to be a part of our business strategy. In 2004, we complemented our strong heritage in the culinary nut market under the Diamond of California brand by launching a line of snack nuts under the Emerald brand. In 2008, we acquired the Pop Secret brand of microwave popcorn products, which provided us with increased scale in the snack market. In 2010, we acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, adding the premium Kettle Brand and KETTLE Chips brands to our portfolio.
Business Segments
We aggregate our operating segments into two reportable segments, Snacks and Nuts. Our Snacks reportable segment reports results related primarily to products sold under the Kettle Brand, KETTLE Chips, and Pop Secret trade names. Our Nuts reportable segment reports results related primarily to products sold under the Emerald and Diamond of California brands. We evaluate the performance of our segments based on net sales and gross profit for each of the segments. Our chief operating decision maker (“CODM”) does not receive or utilize asset information to evaluate performance of operating segments, so asset-related information has not been presented. Gross profit is calculated as net sales less cost of sales. Our fiscal 2015, 2014 and 2013 net sales and gross profit were as follows (in millions):

	Year Ended July 31,
	2015	2014	2013
Net sales
Snacks	$480,738	$473,736	$437,955
Nuts	383,427	391,471	426,057
Total	$864,165	$865,207	$864,012
Gross profit
Snacks	$172,843	$168,568	$152,133
Nuts	55,151	39,678	53,390
Total	$227,994	$208,246	$205,523
We sell our products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels. Sales to Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), accounted for approximately 17%, 16%, and 16% of our net sales for fiscal 2015, 2014 and 2013, respectively. The sales to Wal-Mart Stores, Inc. are from both the Snacks and Nuts segments. Sales to Costco Wholesale Corporation accounted for 10%, 12% and 12% of our Nuts segment net sales for fiscal 2015, 2014, and 2013. No other single customer accounted for more than 10% of our total net sales, or the net sales of either our Snacks or Nuts segments, for fiscal 2015, 2014 or 2013.
Marketing
We believe that our marketing efforts are fundamental to the success of our business. Advertising expenses were $39.4 million in fiscal 2015, $43.3 million in fiscal 2014 and $41.5 million in fiscal 2013. The objective of our marketing efforts is to build brand equity and awareness and grow household penetration for our brands.

Our consumer-targeted advertising campaigns may include print and digital advertisements, field marketing events, social media including Facebook, Twitter and YouTube, coupons, co-marketing arrangements with complementary consumer product companies, cooperative advertising with select retail customers and television advertisement. We design and provide point-of-purchase displays for use by our retail customers. These displays help to merchandize our products and make our products available for sale in multiple locations in a store to increase purchase opportunities. Our public relations and event sponsorship efforts are an important component of our overall marketing and brand awareness strategy. We sample our products at events attended by our consumers such as music and sporting events. Promotional activities associated with our ingredient/food service products include regional and national trade shows and customer-specific marketing efforts.
Sales and Distribution
In North America, we sell our consumer products through our sales force directly to large national grocery, mass merchandiser, club, convenience stores and drug store chains. Our sales department also oversees our broker and distributor network. Our distributor network carries Kettle Brand potato chips and ready-to-eat popcorn, and Emerald snack nuts to grocery, convenience and natural food stores in various parts of the United States and Canada. In the United Kingdom, we sell our potato chip products through our sales personnel directly to national grocery, co-op and impulse store chains.
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
Product Research and Development and Production
We are committed to developing innovative, high quality and safe products that exceed consumer expectations. A team of professional product developers, including innovation marketers, product developers and trained chefs work to develop products. In addition to developing new products, the research and development staff reformulates existing products from time to time based on advances in ingredients, packaging and technology, and conducts value engineering to maintain competitive price points. Once new products have been identified, an internal, cross-functional commercialization team manages the process through large-scale production and is responsible for consistently delivering high-quality products to market. We process and package most of our nut products at the Stockton, California facility; our popcorn products are primarily processed and packaged at the Van Buren, Indiana facility under a third-party co-pack arrangement; and our potato chips are processed and packaged at the Salem, Oregon, Beloit, Wisconsin and Norwich, England facilities. Periodically, we may use third parties to process and package a portion of our products when warranted by demand and specific technical requirements. Research and development related costs recorded in Selling, general and administrative expenses were approximately $4.9 million and $4.0 million in fiscal 2015 and 2014, respectively.
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
Raw Materials and Supplies
We obtain our raw materials from domestic and international sources. We currently obtain a majority of our walnuts from growers located in California who have entered into supply contracts with us. We also purchase walnuts from time to time from other growers and walnut processors on the open market. We purchase other nuts from domestic and international processors on the open market. For example, during fiscal 2015, all of the walnuts, peanuts and almonds we obtained were grown in the United States along with most of our supply of hazelnuts. Our supply of pecans was sourced from the United States and Mexico. With respect to nut types sourced primarily from abroad, we import Brazil nuts from the Amazon Basin, cashew nuts from India, Africa, Brazil and Southeast Asia, macadamia nuts from Australia and South Africa, and pine nuts from China and

Turkey. The popcorn we source comes from the United States, with additional sourcing capabilities, if needed, from Argentina. We obtain potatoes from the United States and the United Kingdom, with additional sourcing capabilities, if needed, from Europe.
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
Trademarks and Patents
We market and sell our products primarily under the Diamond, Emerald, Pop Secret and Kettle Brand brands, each of which is registered with the U.S. Patent and Trademark Office, as well as in various other non-U.S. jurisdictions. Our agreement with Blue Diamond Growers limits our use of the Diamond brand in connection with our marketing of snack nut products, but preserves our exclusive use of our Diamond brand for all culinary and in-shell nut products. We own two patents related to our Nuts segment and have two nut-related patents pending, a number of U.S. patents acquired from General Mills related to popcorn pouches, flavoring and microwave technologies and patents acquired through the acquisition of Kettle Foods related to the manufacturing of potato chips and tortillas chips. While these patents, which have various durations, are an important element of our success, our business as a whole is not materially dependent on them. We expect to continue to renew trademarks that are important to our business.
Seasonality
Our business is seasonal. In sourcing walnuts, we contract directly with growers for their walnut crop from the contracted acres. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the fiscal year in accordance with our walnut purchase agreements with the growers. As a result of this seasonality, our personnel, working capital requirements and walnut inventories peak during the last four months of each calendar year. We experience seasonality in capacity utilization at our Stockton, California facility associated with the annual walnut harvest and seasonal in-shell and culinary product demand. Generally, we receive and pay for approximately 50% of the corn for our popcorn products in October, and approximately 50% in April. We contract for potatoes and oil annually and from time to time throughout the year and receive and pay for this supply throughout the fiscal year.
Employees
As of July 31, 2015, we had 1,696 full-time employees consisting of 1,173 production and distribution employees, 421 administrative and corporate employees, and 102 sales and marketing employees, all of whom are located in the United States and United Kingdom. Our labor requirements typically peak during the last quarter of the calendar year, when we generally use temporary labor to supplement our full-time work force. Our production and distribution employees in the Stockton, California plant are members of the International Brotherhood of Teamsters, with whom we have a collective bargaining agreement that expires in March 2018. We consider relations with our employees to be good.
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
Item 1A. Risk Factors
This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed or implied in such forward-looking statements due to many risks and uncertainties. Factors that may cause such a difference include, but are not limited to, those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report.

Risks Related to Our Business
Raw materials that are necessary in the production and packaging of our products are subject to fluctuations in availability, quality and price that could adversely impact our business and financial results.
The availability, size, quality and cost of raw materials used in the production and packaging of our products, including nuts, potatoes, corn and corn products, cooking and vegetable oils, corrugate, resins and other commodities, are subject to price volatility and supply fluctuations caused by changes in global supply and demand, weather conditions (whether caused by climate change or otherwise), natural disasters, crop disease, pests, government agricultural and energy programs, foreign currency exchange rates and consumer demand. In particular, the availability and cost of walnuts and other nuts are subject to supply contract renewals, crop size, quality, yield fluctuations, and changes in governmental regulation as well as other factors. Additionally, we rely on raw materials that come from regions that suffer from severe water scarcity or yearly fluctuations in water availability, such as California where severe drought conditions are at historical levels, and fluctuations in the availability of water may reduce the availability of raw materials not only in a particular season but also over time.
We source walnuts primarily from California growers with whom we have entered into walnut purchase agreements. To the extent contracted growers deliver less supply than we expected or we are unable to renew enough walnut purchase agreements or enter into such agreements with new growers in any particular year, we may not have sufficient walnut supply under contract to satisfy our business requirements, which could have an adverse effect on our sales and our results of operations. To obtain sufficient walnut supply, which represents a significant portion of our cost of goods sold, we may be required to purchase walnuts from third parties at substantially higher prices or forgo sales to some market segments, which would reduce our profitability. If we forgo sales to such market segments, we may lose customers and may not be able to replace them later. Given our fixed costs from our manufacturing facilities, if we have a lower supply of walnuts or other raw materials, our unit costs will increase and our gross margin will decline. To the extent contracted growers deliver greater supply than we expect or significantly greater supply than in prior years, we may need to find new outlets or channels to sell such walnuts, which may adversely impact our margins. If and to the extent we are unsuccessful in selling such additional supply, our cash flows and results of operations may be adversely impacted.
We make estimates of the price we will pay for walnuts to growers under contract starting in the first quarter of our fiscal year and, pursuant to our walnut purchase agreements, we finalize the price to be paid to growers by the end of the fiscal year. The price customers pay for walnuts fluctuates throughout the year depending on market forces. To the extent that we enter into contracts with our customers based on walnut cost estimates that ultimately prove to be below the final price we determine to pay to growers, our business and results of operations could be harmed. Additionally, to the extent that the price we pay growers ultimately proves to be higher than the market value of walnuts, we may be unable to compete effectively, have to sell our walnuts below cost or at lower margins than we desire, and need to impair the inventory value of our walnuts, so our business and results of operations could be harmed. Each year some of our walnut supply agreements are up for renewal, and competition among walnut handlers makes renewal with us uncertain. Disruption in our walnut supply and inability to secure walnuts cost effectively may adversely impact our business and our financial results.
Our potato chip products are dependent on suppliers providing us with an adequate supply of quality potatoes on a timely basis. The failure of our suppliers to meet our specifications, quality standards or delivery schedules could have an adverse effect on our potato chip operations. In particular, a sudden scarcity, substantial price increase, quality issue or unavailability of ingredients could adversely affect our operating results. There can be no assurance that alternative ingredients would be available when needed on commercially attractive terms, if at all. In addition, high commodity prices could lead to unexpected costs and price increases of our products that might dampen growth of consumer demand for our products. If we are unable to increase productivity to offset these increased costs or increase our prices, this could substantially harm our business and results of operations
If we are unable to compete effectively in the markets in which we operate, our sales and profitability would be negatively affected.
Our markets are highly competitive and competition is generally based on product quality, price, brand recognition and loyalty. As a result, on an ongoing basis in the markets in which we operate, we face pricing pressure as well as new products, marketing efforts and brand campaigns by competitors , each of which create challenges in establishing and maintaining profit margins. Our products compete against food and snack products sold by many regional and national companies, some of which are substantially larger and have greater resources than we have. The greater scale and resources that may be available to our competitors could provide them with the ability to lower prices or increase their promotional or marketing spending to compete more effectively. To address these challenges, we must be able to successfully respond to competitive factors, including pricing, promotional incentives and trade terms. We may need to reduce our prices or increase promotional incentives in response to competition or to grow, maintain or stabilize our market share or sales. If we decide to reduce or eliminate promotional incentives to improve our profitability, we may not be able to compete effectively and we may lose distribution and market share, which could also lead to a decline in revenue. Additionally, losing sales or failing to forecast sales accurately could result in increased inventories, which would adversely impact our liquidity.
Competition and customer pressures may restrict our ability to increase prices in response to commodity or other cost increases or may force us to decrease prices, in the event of commodity or other cost decreases or otherwise. We may also need to increase spending on marketing, advertising and new product innovation to stabilize, maintain or increase our market share or sales. Our marketing activities and contracts may commit us to expenses that may not provide the return on investment we expect, adversely affect our ability to establish other marketing programs, limit our ability to cut expenses or result in contractual or other disputes, any of which may adversely affect our business. If we are unable to compete effectively, we could be unable to increase the breadth of the distribution of our products or lose customers or distribution of products, which could have an adverse impact on our sales and profitability. In addition, if we are required to maintain high levels of promotional incentives or trade terms with respect to particular product lines, our margins and profitability would be adversely effected.
If the parties we depend upon for raw material supplies do not perform adequately, our ability to manufacture our products may be impaired, which could harm our business and results of operations.
We rely on third-party suppliers for the raw materials we use to manufacture our products, and our ability to manufacture our products depends on receiving adequate supplies on a timely basis. If we do not maintain good relationships with important suppliers or are unable to identify a replacement supplier or develop our own sourcing capabilities (at a reasonable cost or at all), our ability to manufacture our products may be harmed, which would result in interruptions in our business and harm our business and results of operations. In addition, even if we are able to find replacement suppliers when needed, we may not be able to enter into agreements with them on favorable terms and conditions, which could increase our costs of production. The occurrence of any of these risks could adversely affect our business and results of operations.
Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations, including foreign currency risks.
We conduct a substantial amount of business with vendors and customers located outside the United States. We hold assets and incur liabilities, earn revenue, and pay expenses in currencies other than the U.S. dollar, primarily the British pound and Canadian dollar. Our consolidated financial statements are presented in U.S. dollars and we must translate the assets, liabilities, revenue and expenses into U.S dollars for external reporting purposes. Many factors relating to our international sales and operations, many of which factors are outside of our control, could have a material adverse impact on our business, financial condition and results of operations. During fiscal 2015, fiscal 2014, and fiscal 2013, sales outside the United States, primarily in the United Kingdom, Canada, South Korea, Japan, and Netherlands, accounted for approximately 25%, 25% and 24% of our net sales, respectively.
In addition to the other risks described in this “Risk Factors” section, there are risks specifically related to our international sales and operations that could adversely impact our business and results of operations. These include:

•
foreign exchange rates, foreign currency exchange and transfer restrictions, which may unpredictably and adversely impact our consolidated operating results, our asset and liability balances and our cash flow in our consolidated financial statements, even if their value has not changed in their original currency;

•	negative economic developments in economies around the world and the instability of governments, including the threat of war, terrorist attacks, epidemic or civil unrest;

•	pandemics, such as the flu, which may adversely affect our workforce as well as our local suppliers and customers;

•	earthquakes, tsunamis, floods or other major disasters that may limit the supply of nuts or other products that we purchase abroad;

•	trade barriers, including tariffs, quotas, and import or export licensing requirements imposed by governments;

•	increased costs, disruptions in shipping or reduced availability of freight transportation;

•	differing labor standards;

•	differing levels of protection of intellectual property;

•	difficulties and costs associated with complying with U.S. laws and regulations applicable to entities with overseas operations;

•	the threat that our operations or property could be subject to nationalization and expropriation;

•	varying regulatory, tax, judicial and administrative practices in the jurisdictions where we operate;

•	difficulties associated with operating under a wide variety of complex foreign laws, treaties and regulations; and

•	potentially burdensome taxation.
Any of these factors could have an adverse effect on our business, financial condition and results of operations.
We may be required to conduct product recalls, potentially triggering concerns with the safety and quality of our products, which could cause consumers to avoid our products and reduce our sales and net income.
The sale of food products for human consumption involves risk of injury to consumers. We face risks associated with product recalls and liability claims if our products become adulterated, mislabeled or misbranded, or cause injury, illness, or death. Our products may be subject to product tampering and to contamination and spoilage risks, such as mold, bacteria, insects and other pests, shell fragments, cross-contamination and off-flavor contamination. If any of our products were to be tampered with, or otherwise tainted and we were unable to detect it prior to shipment, our products could be subject to a recall. Recalls might also be required due to usage of raw materials provided by third-party ingredient suppliers. Such suppliers are required to supply material free of contamination, but may, on occasion, identify issues after selling material to Diamond manufacturing locations. Our ability to sell products could be reduced if governmental agencies conclude that our products have been tampered with, or that certain pesticides, herbicides or other chemicals used by growers have left harmful residues on portions of the crop or that the crop has been contaminated by aflatoxin or other agents. A significant product recall could cause our products to be unavailable for a period of time and reduce our sales. Adverse publicity could result in a loss of consumer confidence in our products, damage to our reputation and reduce our sales for an extended period. Product recalls and product liability claims could increase our expenses and have an adverse effect on demand for our products and, consequently, reduce our sales, net income and liquidity.
Material weaknesses can exist in our system of internal control over financial reporting, which could have a material impact on our business.
Our ability to implement our business plan and comply with regulations requires an effective planning and management process. We expect that we will need to improve existing operational and financial systems, procedures and controls, and implement new ones, to manage our future business effectively. Any implementation delays, or disruption in the transition to new or enhanced systems, procedures or controls, could harm our ability to forecast sales, manage our supply chain, and record and report financial and management information on a timely and accurate basis. If we are unable to record and report financial information on a timely and accurate basis, we may have a material weakness or significant deficiency in our internal control over financial reporting.
We are required to maintain internal control over financial reporting adequate to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. From time to time in the past, we have experienced control weaknesses that were material weaknesses, including a material weakness relating to our evaluation and review of complex and non-routine transactions and a material weakness related to our controls over journal entries.
Any future material weakness in our system of internal control over financial reporting may make it difficult for us to manage our business, harm our results of operations, impair our ability to report results accurately and on time, cause investors to lose faith in the reliability of our statements, and materially adversely impact the price of our securities.
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
Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could make it difficult for us to manage our business, result in additional significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our consolidated financial statements. Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting, cause us to incur unforeseen costs, negatively impact our results of operations, cause investors to lose faith in the reliability of our statements or cause the market price of our common stock and/or our notes to decline.
Pending and future litigation may lead us to incur significant costs and could adversely affect our business.
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to the marketing and labeling of products, intellectual property, contracts, product recalls, product liability, employment matters, environmental matters or other aspects of our business. For example, in 2014, we were sued by various parties alleging that certain ingredients contained in our Kettle Brand chips and TIAS Tortilla Chips are not natural, Even when not merited, the defense of lawsuits and claims may divert our management’s attention, and we may incur significant expenses in defending these lawsuits and claims.
Additionally, as set forth in “Legal Proceedings,” on September 23, 2013, a Notice of Appeal from the order granting final approval of our settlement of In re Diamond Foods, Inc. Shareholder Derivative Litigation was filed by a single stockholder. No date for this hearing on this appeal has been scheduled. Under Delaware law, our bylaws and certain indemnification agreements, we may have an obligation to indemnify former officers and directors in relation to this matter. Insurance funds from our director and officer liability policies were used in connection with the settlements of the shareholder derivative litigation and securities class action litigation and as a result, we will be required to fund indemnity obligations from claims relating to this matter. If appeals proceed in the shareholder derivative action, and particularly if the stockholder plaintiff succeeds in such appeal, our indemnity obligations could result in significant legal expenses or damages and our business, financial condition, results of operations and cash flow could suffer.
In connection with claims or litigation, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our financial position, cash flows or results of operations. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our financial position, cash flows or results of operations.
Government regulations could increase our costs of production and our business could be adversely affected.
As a food company, we are subject to extensive government regulation, including regulation of the manufacturing, transportation, processing, product quality, packaging, storage, import, export, distribution and labeling of our products. There may be changes in the legal and regulatory environment, and governmental entities or agencies in jurisdictions where we operate may impose new manufacturing, transportation, processing, packaging, storage, import, export, distribution, labeling or other restrictions, any of which could increase our costs and affect our profitability. For example, in June 2015, the U.S. Food and Drug Administration (“FDA”) declared that the use of partially hydrogenated oils in food is no longer “generally recognized as safe” (often referred to as GRAS), effectively banned the use of partially hydrogenated oils in food, and established a transition period for companies to comply with the new regulations. Some of our products currently contain partially hydrogenated oils, and we are reformulating those products. Additionally, in September 2015, the FDA released major new food safety regulations governing the production and handling of food, and we may incur costs to comply with these new regulations. We have incurred and expect to continue to incur costs to comply with these new regulations. To the extent that consumer concerns about partially hydrogenated oils increase or reformulation efforts are not successful, our business and results of operations could also be harmed. In addition, various regulatory authorities and others have paid increasing attention to the effect on humans due to the consumption of acrylamide-a naturally-occurring chemical compound that is formed in the process of cooking many foods, including potato chips, and a potential carcinogen-and have imposed additional regulatory requirements. In the State of California, we are required to warn about the presence of acrylamide and other potential carcinogens in our products. If consumer concerns about acrylamide increase or this or other substances are regulated further or not allowed in food products, demand for affected products could decline or we may be unable to sell some of our products and our revenues and business could be harmed. Efforts to reformulate products may be expensive or unsuccessful or may fail to meet consumer expectations, in which event our revenues or business would be harmed. Our manufacturing operations are subject to various national, regional or state and local laws and regulations that require us to obtain licenses relating to customs, health and safety, building and land use and environmental protection. We are also subject to environmental regulations governing the discharge into the air, and the generation, handling, storage, transportation, treatment and disposal of waste materials as well as regulations relating to noise and odor. New or amended statutes and regulations, increased production at our existing facilities and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits, could require us to change our methods of operations, and could require us to implement remediation plans, any of which could be costly. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, all of which could have an adverse effect on our business.

A disruption at any of our production facilities would significantly decrease production, which could increase our cost of sales and reduce our net sales and income from operations.
We process and package our products in several domestic and international facilities and have co-manufacturing agreements and co-pack arrangements with third parties. A temporary or extended interruption in operations at any of our facilities or at our co-packer facilities, whether due to technical or labor difficulties, delays or damage (including destruction) from fire, flood, severe weather or earthquake, infrastructure failures such as power or water shortages, raw material shortage, termination of a co-pack arrangement, dispute with a co-packer, or any other reason, whether or not covered by insurance, could interrupt our manufacturing operations, disrupt communications with our customers and suppliers and cause us to lose sales and write off inventory. Any prolonged disruption in the operations of our facilities or our co-packer facilities would have a significant negative impact on our ability to manufacture and package our products on our own or have our products manufactured and packaged and may cause us to seek additional third-party arrangements, thereby increasing production costs. These third parties may not be as efficient as we are and may not have the capabilities to process and package some of our products, which could adversely affect sales or operating income. Further, current and potential customers might not purchase our products if they perceive our lack of alternate manufacturing facilities to be a risk to their continuing source of products.
Natural disasters can disrupt our operations, which could adversely affect our results of operations.
A natural disaster such as an earthquake, tornado, fire, drought, flood, or severe storm or other catastrophic event affecting our operating activities or major facilities, could cause an interruption or delay in our business and loss of inventory and/or data or render us unable to accept and fulfill customer orders in a timely manner, or at all. We are particularly susceptible to earthquakes as our executive offices and nut operations are located in California where earthquakes periodically occur. Additionally, our popcorn co-packer is located in Indiana, where tornados periodically occur. If operations are damaged by an earthquake, tornado or other disaster, we may be subject to supply interruptions, destruction of our facilities and products or other business disruptions, which could adversely affect our business and results of operations.
Changes in the food industry, including changing dietary trends and consumer preferences and adverse publicity about Diamond and the health effects of consuming some products could reduce demand for our products.
Consumer tastes can change rapidly as a result of many factors, including shifting consumer preferences, dietary trends and purchasing patterns. To address consumer preferences, we invest significant resources in research and development of new products. Dietary trends, such as the consumption of food low in carbohydrate content, have in the past, and may in the future, harm our sales. If we fail to anticipate, identify or react to consumer trends, or if new products we develop do not achieve acceptance by retailers or consumers, demand for our products could decline or we may discontinue products and incur related write-downs, any of which could in turn cause our revenue and profitability to be lower.
In addition, some of our products contain sodium, preservatives and other ingredients, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of these ingredients can lead to a variety of adverse health effects. In the United States and other countries, there is increasing consumer awareness of health risks, including obesity, associated with consumption of these ingredients, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. The continuing global focus on health and wellness, including weight management, could adversely affect our sales or lead to stricter regulation, as well as increase our risk of litigation by governmental and private parties. For example, in June 2015, the FDA adopted new regulations effectively banning (subject to a transition period and an exemption application process) the use of partially hydrogenated oils in food, which certain of our products currently contain.
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
Increased costs associated with product processing and transportation, such as water, electricity, natural gas, fuel and labor costs, could increase our expenses and reduce our profitability.
We require a substantial amount of energy and water to make our products. Transportation costs, including fuel and labor, also represent a significant portion of the cost of our products, because we use third party truck and rail companies to collect our raw materials and deliver our products to our distributors and customers. Labor is also an important component of our production costs. These costs fluctuate significantly over time due to factors that may be beyond our control, including increased fuel prices, adverse weather conditions or natural disasters, employee strikes or work slowdowns, regulation (including increases in minimum wage rates in the U.S., California and U.K.) and increased export and import restrictions. We may not be able to pass on increased costs of production or transportation to our customers. In addition, from time to time, transportation service providers have a backlog of shipping requests, which could impact our ability to ship products in a timely fashion. Increases in the cost of water, electricity, natural gas, fuel or labor and failure to ship products on time, could increase our costs of production and adversely affect our profitability.
The loss of any major customer or material changes in their purchases could decrease sales and adversely impact our net income.
We depend on a few significant customers for a large proportion of our net sales. This concentration has become more pronounced with the trend toward consolidation in the retail grocery store industry. Sales to our largest customer, Wal-Mart Stores, Inc. (which includes sales to both Sam’s Club and Wal-Mart), represented approximately 17%, 16% and 16% of our total net sales in fiscal 2015, 2014, and 2013, respectively. The success of our business is dependent on our ability to successfully manage relationships with these customers, or any other significant customer. Further, there is a continuing trend towards retail trade consolidation, which can create significant cost and margin pressure on our business and also put existing business relationships at risk. The loss of any major customers, or any other significant customer, or a material decrease in their purchases from us (whether as a result of customer inventory practices, a decrease in such customer’s business, a response to a price increase or otherwise), could result in decreased sales and adversely impact our net income.
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
If we fail to compete effectively with other manufacturers or with retailer brands, our business and results of operations could be negatively impacted.
Our branded products face competition from private label products (retailer brands) that may be sold at lower price points. The impact of price gaps between our products and private label products may result in share erosion and harm our business. A number of our competitors have broader product lines, substantially greater financial and other resources and/or lower fixed costs than we have. Our competitors may succeed in developing new or enhanced products that are more attractive to customers or consumers than ours or may sell branded products at lower price points. These competitors may also prove to be more successful in marketing and selling their products than we are; and may be better able to increase prices to reflect cost pressures. We may not compete successfully with these other companies or maintain or grow the distribution of our products. We cannot predict the pricing, commodity costs, or promotional activities of our competitors or whether they will have a negative effect on us. Many of our competitors engage in aggressive pricing and promotional activities. There are competitive pressures and other factors which could cause our products to lose market share, decline in sales, or result in significant price or margin erosion, which would have a material effect on our business, financial condition and results of operations.
A material impairment in the carrying value of acquired goodwill, other intangible assets or tangible assets could negatively affect our consolidated operating results and net worth.
A significant portion of our assets are goodwill and other intangible assets, the majority of which are not amortized but are reviewed at least annually for impairment. If the carrying value of these assets exceeds the current fair value, the asset is considered impaired and is reduced to fair value resulting in a non-cash charge to earnings. Events and conditions that could result in impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. To the extent our market capitalization (increased by a reasonable control premium) results in a fair value of our common stock that is below our net book value, or if other indicators of potential impairment are present, then we will be required to take further steps to determine if an impairment of goodwill and other intangible assets has occurred and to calculate an impairment loss. If there are future changes in our stock price, or significant changes in the business climate or operating results of our reporting units, we may incur impairment charges related to our intangible assets and goodwill which would negatively impact our consolidated operating results and further reduce our stock price. At July 31, 2015, the carrying value of goodwill and other intangible assets totaled approximately $779.0 million, compared to total assets of approximately $1,212.7 million and total shareholders’ equity of approximately $308.6 million. At July 31, 2014, the carrying value of goodwill and other intangible assets totaled approximately $803.1 million, compared to total assets of approximately $1,192.8 million and total shareholders’ equity of approximately $283.8 million.
Our proprietary brands and packaging designs are essential to the value of our business, and the inability to protect our intellectual property, and costs associated with that protection, could harm the value of our brands and adversely affect our business and results of operations
Our success depends significantly on our know-how and other intellectual property. We rely on a combination of trademarks, service marks, trade secrets, patents, copyrights and similar rights to protect our intellectual property. Our success also depends in large part on our continued ability to use existing trademarks and service marks in order to maintain and increase brand awareness and further develop our brands.
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
The success of our business depends substantially upon our ability to maintain satisfactory relations with our employees. Our production workforce in one of our facilities is covered by a collective bargaining agreement which expires in March 2018. Strikes or work stoppages and interruptions could occur if we are unable to renew this agreement on satisfactory terms or if there are efforts to unionize our workforce in other locations. If a work stoppage or slow down were to occur, it could adversely affect our business and disrupt our operations. The terms and conditions of existing or renegotiated agreements, or new agreements (if we are required to recognize a union in a new location), also could increase our costs or otherwise affect our ability to fully implement future operational changes to our business.
Unauthorized access to confidential information and data on our information technology systems, security and data breaches, and inappropriate use of or negative exposure through social media could materially adversely affect our business, financial condition and operating results.
As part of our operations, we rely on our computer systems, some of which are managed by third parties, to manage inventory, process transactions, and process, transmit and store electronic information, communicate with our suppliers and other third parties, and on continued and unimpeded access to secure network connections to use our computer systems. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all of our systems and processes, including those managed by third parties, are free from vulnerability to security breaches (through cyber attacks, which are evolving and becoming increasingly sophisticated, physical breach or other means) or inadvertent data disclosure by third parties or by us. A significant data security breach, including misappropriation of customer, consumer, distributor or employee confidential information, or other technology breakdown could cause us to incur significant costs, which may include potential cost of investigations, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation, remediation and litigation, substantial repair or replacement costs. Furthermore, if a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and business harm. We could also experience data losses either by us, or the third parties we rely on to manage certain computer systems, that would impair our ability to manage inventories or process transactions and the negative impact on our reputation and loss of confidence of our customers, distributors, suppliers and others, any of which could have a material adverse impact on our business, financial condition and operating results.
The inappropriate use of certain media vehicles could cause brand damage or information leakage. Negative posts or comments about the Company or its brands on any social networking web site could seriously damage our reputation or the reputation of our brands. In addition, the disclosure of non-public information through external media vehicles could lead to information loss and other issues. Identifying new points of entry as social media, and our use of social media, continues to expand presents new challenges. Any business interruptions, information loss or damage to our or our brands’ reputation could adversely impact our business, financial condition and operating results.
We are in the process of upgrading our information technology infrastructure, including implementing a new enterprise resource planning system, and problems with the transition, design or implementation of this upgrade could interfere with our business and operations and adversely affect our financial condition.
We are in the process of upgrading our information technology infrastructure, including plans to implement a new enterprise resource planning (ERP) system and other complementary information technology systems. We have invested, and will continue to invest, significant capital and human resources in the upgrade, including but not limited to the transition, design and implementation of a new ERP system, which may be disruptive to our underlying business. Any disruptions, delays or deficiencies in the transition, design and implementation of the upgrade and new ERP system, particularly any disruptions, delays or deficiencies that impact our operations, could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new upgraded systems and processes including loss of data, ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, generally conduct financial reporting and file SEC reports in a timely manner and otherwise run our business. We may also experience decreases in productivity as our personnel implement and become familiar with new systems, increased costs and lost revenues. In addition, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be materially and adversely affected if our information technology infrastructure does not allow us to transmit accurate information, even for a short period of time. Even if we do not encounter these adverse effects, the transition, design and implementation of the upgrade and new ERP system may be much more costly than we anticipated. If we are unable to successfully design and implement the upgrade and new ERP system as planned, our financial position, results of operations and cash flows could be adversely impacted.

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
The trading price of our common stock is volatile and subject to fluctuations in price in response to various factors, many of which are beyond our control, including:

•	our operating performance and the performance of other similar companies;

•	changes in our revenues, earnings, prospects or recommendations of securities analysts who follow our stock or our industry;

•	publication of research reports about us or our industry by any securities analysts who follow our stock or our industry;

•	speculation in the press, investment community or social media;

•	terrorist acts; and

•	general market conditions, including economic factors unrelated to our performance
In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation against us could result in substantial costs and divert our management’s attention and resources from our core business.
We issued a substantial number of shares pursuant to the exercise of an outstanding warrant issued to an entity managed by Oaktree, and the trading of those shares in the open market could cause the market price of our common stock to decline.
On February 19, 2014 an entity managed by Oaktree Capital Management, L.P. (“Oaktree”) exercised a warrant to purchase 4.42 million shares of our common stock, representing approximately 14% of our common stock. The volatility in the trading price of our common stock may increase if and when Oaktree decides to sell shares.
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
If our capital resources are not sufficient to satisfy our liquidity needs, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. With the exception of the ABL Facility, we have not made arrangements to obtain additional financing and lenders are not obligated to fund the “accordion” feature in our Term Loan Facility. We may not be able to obtain additional financing, if required, in amounts or on terms acceptable to us, or at all.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease office space in San Francisco, California, which serves as the principal administrative headquarters, and we own approximately 1,000,000 square foot facility located on 70 acres in Stockton, California, consisting of production, storage and office. Both properties are used by both our Nuts and Snacks segments and Stockton serves as our Nuts segment production facility. We also own four additional production facilities that are used by our Snacks segment: Salem, Oregon; Norwich, England; Beloit, Wisconsin; and Van Buren, Indiana. The Van Buren, Indiana facility is located on leased land at a co-packer’s manufacturing campus, and in that facility the co-packer manufactures certain of our popcorn products. In July 2015, we opened a new research and development facility that is located adjacent to our production facility in Salem, Oregon and is used by both our Nuts and Snacks segments. Our owned real properties in Stockton, California, Salem, Oregon and Beloit, Wisconsin are subject to first lien mortgages and second lien mortgages in favor of the lenders under our senior secured term loan facility and our senior secured asset-based revolving credit facility, respectively. Finally, we lease warehousing facilities in Salem, Oregon; Beloit, Wisconsin; and Snetterton, England that are used by our Snacks segment.
We believe that our owned and leased real properties are generally well maintained and are in good operating condition, and will be adequate for our needs for the foreseeable future.
Item 3. Legal Proceeding
In re Diamond Foods Inc., Shareholder Derivative Litigation
In fiscal 2012, putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond and naming certain executive officers and the members of our board of directors as individual defendants. These lawsuits, which related principally to our accounting for certain payments to walnut growers in fiscal 2010 and 2011, were subsequently consolidated as In re Diamond Foods Inc., Shareholder Derivative Litigation which purports to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement. Following mediation efforts, the parties agreed to terms of a proposed settlement and the court entered an order granting final approval of the settlement on August 19, 2013. On September 23, 2013, a Notice of Appeal from the order granting final approval was filed by a single stockholder. No date for this hearing on this appeal has been scheduled. Depending on the ultimate outcome of the appeal, this matter could have a material adverse effect on our business, financial condition and results of operations.
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

Diamond denies all allegations in these cases. Following mediation and settlement discussions among plaintiffs’ counsel in Klacko, Surzyn and Hall, the parties entered into a settlement agreement, and it is expected that this settlement will resolve all claims on a nationwide basis and include: Diamond to take certain injunctive relief measures to confirm labeling compliance matters; establishment of a $3.0 million common fund for claims made available to the class and for the payment of class administration and attorneys’ fees; and any funds unclaimed by the class to be provided cy pres to a charity as a food donation. We recognized the related settlement charges within the consolidated financial statements for fiscal 2014. On October 30, 2014, the court granted preliminary approval of the settlement and on July 20, 2015 the court granted final approval of the settlement.
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
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades under the symbol “DMND” as a Global Select security on the NASDAQ Stock Market LLC. The following table sets forth for the periods indicated the high and low sales prices of our common stock on the NASDAQ Stock Market and quarterly cash dividends declared on our common stock:

	High	Low	Dividends Declared
Year Ended July 31, 2015
Fourth Quarter	$33.48	$27.09	$—
Third Quarter	$33.72	$25.10	$—
Second Quarter	$31.10	$24.57	$—
First Quarter	$30.30	$25.15	$—

Year Ended July 31, 2014
Fourth Quarter	$33.55	$25.13	$—
Third Quarter	$35.58	$23.17	$—
Second Quarter	$26.68	$23.16	$—
First Quarter	$25.32	$19.01	$—
Certain of our credit agreements specify limitations on dividends that may be declared or paid in a fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
As of September 25, 2015, we had approximately 2,690 holders of record of our common stock, although we believe that there are a larger number of beneficial owners. As of September 25, 2015, there were 31,492,522 shares of common stock outstanding.
During the three months ended July 31, 2015, we repurchased shares of our common stock as follows:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
May 1 — May 31, 2015	10,564	$27.59	—	$—
June 1 — June 30, 2015	4,575	$31.10	—	$—
July 1— July 31, 2015	612	$31.90	—	$—
Total	15,751	$28.78	—	$—

(1)
All of the shares in the table above were originally granted to employees as restricted stock awards and restricted stock units pursuant to our 2005 Equity Incentive Plan (“EIP”). Pursuant to the EIP, all of the shares reflected above were relinquished by employees in exchange for Diamond’s agreement to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases reflected above were not made pursuant to a publicly announced plan.

Item 6. Selected Financial Data
The following tables set forth selected financial data for each of the fiscal years in the five year period ended July 31, 2015:

	2015	2014	2013	2012	2011
	(In thousands, except per share information)
Net sales	$864,165	$865,207	$864,012	$981,418	$966,688
Cost of sales	636,171	656,961	658,489	801,697	750,209
Gross profit	227,994	208,246	205,523	179,721	216,479
Operating expenses:
Selling, general and administrative (1)	112,599	151,315	233,373	130,599	97,506
Advertising	39,421	43,336	41,528	37,933	45,035
Acquisition and integration related expenses	—	—	—	41,334	20,350
Loss on warrant liability (2)	—	25,933	11,326	10,360	—
Warrant exercise fee (3)	—	15,000	—	—	—
Asset impairments (4)	—	—	37,560	10,132	—
Total operating expenses	152,020	235,584	323,787	230,358	162,891
Income (loss) from operations	75,974	(27,338)	(118,264)	(50,637)	53,588
Loss on debt extinguishment (5)	—	83,004	—	—	—
Interest expense, net (6)	40,757	51,969	57,925	33,976	23,918
Other income	41	—	—	—	—
Income (loss) before income taxes	35,258	(162,311)	(176,189)	(84,613)	29,670
Income taxes (benefit)	2,228	2,391	(16,278)	1,723	3,103
Net income (loss)	$33,030	$(164,702)	$(159,911)	$(86,336)	$26,567

Earnings (loss) per share
Basic	$1.05	$(6.33)	$(7.33)	$(3.98)	$1.21
Diluted	1.04	(6.33)	(7.33)	(3.98)	1.17
Shares used to compute earnings (loss) per share
Basic (7)	31,138	26,033	21,813	21,692	21,577
Diluted	31,570	26,033	21,813	21,692	22,233
Dividends declared per share (8)	$—	$—	$—	$0.09	$0.18

(1)
In fiscal 2014, we obtained preliminary approval to settle the action In re Diamond Foods, Inc., Securities Litigation (“Securities Litigation”). Therefore in fiscal 2015, Selling, general and administrative expenses decreased primarily because we no longer recorded charges related to the fair value of the stock portion of the Securities Litigation settlement. In fiscal 2014, we recorded a loss of $38.1 million as a result of changes in the fair value of the stock portion of the Securities Litigation settlement and in fiscal 2013 we recorded $96.1 million. Selling, general and administrative expenses decreased in fiscal 2014 compared to fiscal 2013 because, although we recorded $5.0 million in SEC investigation expenses and had an increase in stock compensation expense in fiscal 2014 no costs were incurred in fiscal 2014 related to the audit committee investigation and related legal expenses and we incurred lower audit and consulting fees compared to fiscal 2013. We also recognized a $1.6 million gain relating to the shareholder derivative settlement in the first quarter of fiscal 2014.

(2)
A warrant was exercised in the third quarter of fiscal 2014 in connection with our February 19, 2014 debt refinancing. Accordingly, as of July 31, 2015, we no longer have a liability or the related fair value adjustments associated with the warrant.

(3)	The warrant exercise fee represents a contractual modification inducement fee paid to Oaktree Capital Management, L.P. (“Oaktree”) as a result of our February 19, 2014 debt refinancing.

(4)
In fiscal 2013, we recorded asset impairment charges of $36.0 million related to brand intangibles and $1.6 million related to customer contracts and related relationships. In fiscal 2012, we recorded asset impairment charges of $10.1 million associated with Fishers equipment.

(5)
In fiscal 2014, we refinanced our debt capital structure. We used the net proceeds of our debt refinancing transaction including proceeds from Oaktree’s warrant exercise to (1) repay approximately $348.0 million of indebtedness outstanding under, and terminate the Secured Credit Facility, (2) repay approximately $276.0 million of indebtedness outstanding under, and terminate the Oaktree Senior Notes, (3) pay approximately $32.3 million of prepayment premiums to the holders of the Oaktree Senior Notes resulting in a debt extinguishment loss of approximately $83.0 million.

(6)
Interest expense, net decreased for fiscal 2015 compared to fiscal 2014 primarily due to our refinanced debt structure which yields lower interest rates than our previously held debt obligations. On February 19, 2014 we refinanced our debt which resulted in lower interest expense in fiscal 2014 compared to fiscal 2013. Interest expense, net was also higher in fiscal 2012 as we incurred $225.0 million in indebtedness at an interest rate of 12% and our interest rate on our secured credit facility increased. These amounts also include third party costs related to the debt and our secured credit agreement.

(7)
On February 21, 2014, we issued 4.45 million shares of our common stock to a settlement fund pursuant to the terms of the approved Securities Litigation settlement. On February 19, 2014, we entered into the Warrant Exercise Agreement, pursuant to which Oaktree agreed to exercise in full its warrant to purchase an aggregate of 4,420,859 shares. These shares were included in the computation of basic and diluted loss per share calculation starting in fiscal 2014.

(8)	Since March 2012, we have ceased making dividend payments to stockholders.

	2015	2014	2013	2012	2011
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$12,758	$5,318	$5,885	$3,291	$3,112
Working capital	146,478	110,322	(59,540)	61,587	52,446
Total assets	1,212,692	1,192,834	1,172,315	1,299,349	1,322,907
Total debt, including short-term debt	642,327	647,415	590,937	605,047	531,701
Total stockholders’ equity	308,577	283,800	169,969	324,794	420,495

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary
We are a snack food and culinary nut company focused on making innovative, convenient and delicious snacks as well as culinary nuts true to our 100-year plus heritage. We sell our products under five different widely-recognized brand names: Diamond of California, Kettle Brand and KETTLE Chips, Emerald and Pop Secret. In 2004, we complemented our strong heritage in the culinary nut market under the Diamond of California brand by launching a line of snack nuts under the Emerald brand. In 2008, we acquired the Pop Secret brand of microwave popcorn products, which provided us with increased scale in the snack market. In 2010, we acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, adding the complementary premium Kettle Brand and KETTLE Chips brands to our portfolio.
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
Our business is seasonal. In sourcing walnuts, we typically contract directly with growers for their walnut crop for the contracted acres. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the fiscal year in accordance with our walnut purchase agreements with the growers. We typically receive in-shell pecans during the period from October to March and shelled pecans are received throughout the fiscal year. The pecans are paid for over those periods based on the various vendor terms. As a result of this seasonality, our personnel, working capital requirements and walnut inventories peak during the last four months of each calendar year. We experience seasonality in capacity utilization at our Stockton, California facility associated with the annual walnut harvest and seasonal in-shell and culinary product demand. Generally, we receive and pay for approximately 50% of the corn for our popcorn products in October, and approximately 50% in April. We contract for potatoes and oil annually and from time to time throughout the year and receive and pay for this supply throughout the year.

Diamond reports its operating results on the basis of a fiscal year that starts August 1 and ends July 31. Diamond refers to the fiscal years ended July 31, 2015, 2014, 2013, 2012 and 2011 as “fiscal 2015,” “fiscal 2014,” “fiscal 2013,” “fiscal 2012” and “2011,” respectively.
Financial Highlights

•
Net sales for fiscal 2015 were essentially flat at $864.2 million compared to $865.2 million in fiscal 2014. Volume declines in Nuts, primarily due to exiting high-volume, low-margin SKUs, as well as a decrease in Kettle UK’s net price realization, the adverse impact of foreign exchange rates in the U.K. and Canada and costs related to the Emerald transition from canisters to stand up bags were largely offset by a price increase in the Nuts segment and Kettle US and higher volumes throughout the Snacks portfolio.

•
Gross profit as a percentage of net sales was 26.4% for fiscal 2015 compared to 24.1% for fiscal 2014. This increase was primarily driven by increased net price realization in the Nuts segment and the Kettle US brand, lower Snacks segment ingredient costs and favorable walnut costs. These increases were partially offset by a decrease in Kettle UK and Pop Secret’s net price realization, higher other tree nut costs and adverse foreign exchange rates.

Results of Operations
The following table sets forth certain financial data as percentage of net sales for fiscal 2015, 2014 and 2013:

	July 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.6%	75.9%	76.2%
Gross profit	26.4%	24.1%	23.8%
Operating expenses:
Selling, general and administrative	13.0%	17.5%	27.0%
Advertising	4.6%	5.0%	4.8%
Loss on warrant liability	—%	3.0%	1.3%
Warrant exercise fee	—%	1.7%	—%
Asset impairments	—%	—%	4.3%
Total operating expenses	17.6%	27.2%	37.4%
Income (loss) from operations	8.8%	(3.1)%	(13.6)%
Loss on debt extinguishment	—%	9.6%	—%
Interest expense, net	4.7%	6.0%	6.7%
Other income	—%	—%	—%
Income (loss) before income taxes	4.1%	(18.7)%	(20.3)%
Income taxes (benefit)	0.3%	0.3%	(1.9)%
Net income (loss)	3.8%	(19.0)%	(18.4)%
We aggregate our operating segments into two reportable segments, which are Snacks and Nuts. The Snacks reportable segment reports results related primarily to products sold under the Kettle Brand, KETTLE Chips, and Pop Secret trade names. The Nuts reportable segment reports results related primarily to products sold under the Emerald and Diamond of California brands.
We evaluate the performance of our segments based on net sales and gross profit for each segment. Gross profit is calculated as net sales less all cost of sales.
Fiscal 2015 Compared to Fiscal 2014
Total net sales were essentially flat at $864.2 million and $865.2 million for fiscal 2015 and fiscal 2014, respectively. This reflects lower sales of Nuts segment products, largely offset by higher sales of our Snacks segment products.

Net sales and gross profit by segment were as follows (in thousands):

	Year Ended July 31,		% Change from 2015 to 2014
	2015	2014
Net sales
Snacks	$480,738	$473,736	1.5%
Nuts	383,427	391,471	(2.1)%
Total	$864,165	$865,207	(0.1)%
Gross profit
Snacks	$172,843	$168,568	2.5%
Nuts	55,151	39,678	39.0%
Total	$227,994	$208,246	9.5%
Snacks segment net sales increased to $480.7 million in fiscal 2015 from $473.7 million in fiscal 2014 primarily due to volume increases throughout the Snacks portfolio and improved net price realization for Kettle Brand products in the U.S. This increase was partially offset by the negative impact of the competitive retail environment for Kettle UK and Pop Secret and unfavorable foreign exchange rates, primarily the British pound and the Canadian dollar, which adversely impacted net sales by approximately $8.9 million.
Nuts segment net sales decreased to $383.4 million in fiscal 2015 from $391.5 million in fiscal 2014, driven by a volume decline due in part to the fiscal 2015 decision to exit certain high-volume, low-margin SKUs that contributed approximately $26.0 million of sales in fiscal 2014. In addition, net sales were adversely impacted by fiscal 2015 expenses associated with the Emerald packaging transition of approximately $2.5 million. There were no transition efforts in fiscal 2014, and thus we did not incur such expenses. This year over year decline in net sales was partially offset by price increases taken in the Diamond of California and Emerald brands to cover increases in tree nut costs. The decision to exit some high-volume, low-margin SKUs is expected to impact the comparability of fiscal 2016 net sales to fiscal 2015 net sales, as fiscal 2015 net sales included $22.4 million in sales of high-volume, low-margin SKUs that are not expected to be sold in fiscal 2016.
Gross margin. Snacks segment gross profit as a percentage of Snacks net sales was 36.0% and 35.6% for fiscal 2015 and 2014, respectively. The gross margin increase is primarily due to favorable ingredient costs and increased pricing taken in the Kettle US brand, partially offset by a decrease in Kettle UK and Pop Secret’s net price realization as a response to competitive retail environments, and adverse foreign exchange rates.
Nuts segment gross profit as a percentage of Nuts net sales was 14.4% and 10.1% for fiscal 2015 and 2014, respectively. The gross margin increase was primarily due to price increases and lower walnut costs, partially offset by higher other tree nut costs and manufacturing expenses. As discussed in Item 1A. Risk factors, our commodity costs are subject to fluctuations in availability and price. Such fluctuations could adversely or favorably impact our business and financial results.
Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $112.6 million and $151.3 million, and 13.0% and 17.5% of net sales, for fiscal 2015 and 2014, respectively. Selling, general and administrative expenses included $3.3 million and $5.9 million for fiscal 2015 and 2014, respectively, associated with legal expenses related to matters stemming from our audit committee investigation and restatement. In addition, for fiscal 2015, selling, general and administrative included $1.2 million related to the Fishers plant closure and related costs, $0.9 million related to acquisition related transaction costs and $0.7 million of U.K. workforce reduction expenses. For fiscal 2014, we did not incur costs relating to these matters.
In fiscal 2014, we obtained preliminary approval to settle the litigation titled In re Diamond Foods, Inc., Securities Litigation (“Securities Litigation”). As a result, we recorded $38.1 million of loss associated the change in fair value of the stock portion of the settlement of the Securities Litigation in fiscal 2014. Additionally, for fiscal 2014, we recorded a $5.0 million expense associated with the resolution of a SEC investigation. Selling, general and administrative expenses decreased for fiscal 2015 as a result of no longer incurring these costs. This decrease in Selling, general and administrative expenses was partially offset by additional finance and information technology department expenses related to improving operational and reporting processes, as well as our investment in upgrading our company-wide information technology infrastructure.
Advertising. Advertising expenses were $39.4 million and $43.3 million, and 4.6% and 5.0% of net sales, for fiscal 2015 and 2014, respectively. The decrease in advertising expenses for fiscal 2015 primarily reflected a strategic decision to shift funds to promotional spending from advertising for Kettle U.K. and Pop Secret and to delay advertising until our Emerald packaging transition was complete. This decrease was partially offset by increased spending on Kettle in the U.S.

Loss on warrant liability. The warrant liability was not outstanding for fiscal 2015. Loss on warrant liability in fiscal 2014 was $25.9 million and 3.0% of net sales due to the change in the fair value of the warrant liability associated with a warrant issued to an entity managed by Oaktree Capital Management, L.P. (“Oaktree”) in May 2012. The warrant was exercised in February 2014 in connection with our refinancing.
Warrant exercise fee. Warrant exercise fee was nil for fiscal 2015 and $15.0 million and 1.7% of net sales for fiscal 2014. The $15.0 million warrant exercise fee represents the contractual modification inducement fee paid to Oaktree. See further discussion in the Liquidity and Capital Resources section.
Loss on debt extinguishment. Loss on debt extinguishment and other related charges was nil for fiscal 2015 and $83.0 million and 9.6% of net sales for fiscal 2014. We recorded certain expenses in accordance with ASC 470-50-40-2: Debt Modifications and Extinguishments including the differential between the reacquisition price and carrying value of the senior notes (“Oaktree Senior Notes”) held by an entity managed by Oaktree, a call premium associated with senior notes held by Oaktree, write-offs of unamortized debt issuance and transaction costs related to our five-year $600 million secured credit facility (“Secured Credit Facility”) and Oaktree debt obligations and write-offs of unamortized debt issuance costs associated with the new refinancing. For additional description of our debt, see Note 10 to the Consolidated Financial Statements.
Interest expense, net. Net interest expense was $40.8 million and $52.0 million, and 4.7% and 6.0% of net sales, for fiscal 2015 and 2014, respectively. For fiscal 2015 and 2014, approximately $6.0 million and $6.5 million, respectively, of interest expense represented non-cash amortization of deferred charges incurred as a result of debt refinancing. Interest expense, net decreased for fiscal 2015 primarily due to our refinanced debt structure which yields lower interest rates than our previously held debt obligations which included the payment-in-kind interest on the Oaktree Senior Notes.
Other income. Other income represents our share of income from equity method investment. Other income was $41 thousand and nil for fiscal 2015 and 2014, respectively. On February 3, 2015, we purchased 51% of the outstanding shares of Yellow Chips Holding B.V. (“Yellow Chips”), which produces vegetable chips and organic potato chips primarily for the Dutch and other European markets. The transaction primarily was undertaken to secure manufacturing of vegetable chips for the European and U.K. markets. The investment is accounted for under the equity method because we exercise significant influence over, but do not control, Yellow Chips.
Income taxes. Our effective tax rates for fiscal 2015 and 2014 were 6.32% and (1.47)%, respectively. The difference between the effective tax rate and the federal statutory rate of 35%, in these periods, is primarily due to benefits of a decrease in the valuation allowance, which was provided to reduce United States and state deferred tax assets to amounts considered recoverable and United States and state deferred taxes from Diamond’s long-lived intangibles’ amortization, and income generated in the United Kingdom at lower tax rates. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and tax basis of assets and liabilities as well as net operating loss and tax credit carryovers.
In accordance with generally accepted accounting principles, we regularly evaluate the need for a valuation allowance for our deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making this assessment, significant weight was given to evidence that could be objectively verified such as recent operating results and less consideration was given to less objective indicators such as future earnings projections. As a result of our most recent evaluation and after consideration of positive and negative evidence, including the recent history of losses in the current fiscal year, we evaluated our valuation allowance for fiscal 2015 and decreased the revised valuation allowance by $7.0 million to $143.8 million as of July 31, 2015 from $150.8 million as of July 31, 2014.
Fiscal 2014 Compared to Fiscal 2013
Net sales were $865.2 million and $864.0 million for fiscal 2014 and fiscal 2013, respectively. The slight increase in total net sales was primarily due to an increase in Snacks sales, which was largely offset by a decrease in Nuts sales.

Net sales and gross profit by segment were as follows (in thousands):

	Year Ended July 31,		% Change from 2014 to 2013
	2014	2013
Net sales
Snacks	$473,736	$437,955	8.2%
Nuts	391,471	426,057	(8.1)%
Total	$865,207	$864,012	0.1%
Gross profit
Snacks	$168,568	$152,133	10.8%
Nuts	39,678	53,390	(25.7)%
Total	$208,246	$205,523	1.3%
Snacks segment net sales increased to $473.7 million in fiscal 2014 from $438.0 million in fiscal 2013 primarily due to an increase in volume of 8.1%.
Nuts segment net sales decreased to $391.5 million in fiscal 2014 from $426.1 million in fiscal 2013 primarily driven by a decrease in volume of 12.5%. The decrease in volume was partially offset by product mix in our Emerald brand, and increases in pricing in our Diamond of California brand.
Gross profit. Snacks segment gross profit as a percentage of snacks net sales was 35.6% and 34.7% for fiscal 2014 and fiscal 2013, respectively. The increase in gross profit as a percentage of net sales is largely driven by increases in volume, product mix and a reduction in certain ingredient costs for fiscal 2014 compared to fiscal 2013.
Nuts segment gross profit as a percentage of net sales was 10.1% and 12.5% for fiscal 2014 and 2013, respectively. The decrease in gross profit as a percentage of net sales was driven by decreases in volume and increases in tree nut costs for the Diamond of California and Emerald brands. As discussed in Item 1A. Risk factors, our commodity costs are subject to fluctuations in availability and price. Such fluctuations could adversely or favorably impact our business and financial results.
Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $151.3 million and $233.4 million, and 17.5% and 27.0% of net sales, for fiscal 2014 and fiscal 2013, respectively. Selling, general and administrative expenses decreased from fiscal 2013 primarily due to the settlement of the Securities Litigation. In fiscal 2014, we recorded a loss of $38.1 million as a result of changes in the fair value of the stock portion of the settlement compared to the aggregate settlement expense of $96.1 million we recorded in fiscal 2013. We also recognized a $1.6 million gain relating to the shareholder derivative settlement in the first quarter of fiscal 2014. Additionally, no costs were incurred related to the Audit Committee investigation and related legal expenses and we incurred lower audit and consulting fees compared to the prior year. These decreases were partially offset by the $5.0 million we recorded related to the SEC investigation and an increase in stock compensation expense and research and development expense in fiscal 2014.
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
Warrant exercise fee. Warrant exercise fee was $15.0 million and 1.7% of net sales for fiscal 2014 and nil for fiscal 2013. The $15.0 million warrant exercise fee represents the contractual modification inducement fee paid to Oaktree. See further discussion in the Liquidity and Capital Resources section.
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

Loss on debt extinguishment. Loss on debt extinguishment and other related charges was $83.0 million and 9.6% of net sales for fiscal 2014 and nil for fiscal 2013. We recorded certain expenses in accordance with Accounting Standards Codification (“ASC”) Section 470-50-40-2 – Debt – Modifications and Extinguishments including the differential between the repayment amount and carrying value of the Oaktree Senior Notes, a call premium associated with senior notes held by Oaktree, write-offs of unamortized debt issuance and transaction costs related to our five-year $600 million Secured Credit Facility and Oaktree Senior Notes and new debt issuance costs associated with the new refinancing that was expensed as incurred. For additional description of our debt, see Note 10 to the Consolidated Financial Statements.
Interest expense, net. Interest expense, net was $52.0 million and $57.9 million, and 6.0% and 6.7% of net sales, for fiscal 2014 and fiscal 2013, respectively. Interest expense, net decreased for fiscal 2014 primarily due to our refinanced capital debt structure which yields lower interest rates than our previously held debt obligations which included the election of the payment-in-kind interest on the Oaktree Senior Notes.
Income taxes. Our effective tax rates for fiscal 2014 and fiscal 2013 were (1.47)% and 9.2%, respectively. The difference between the effective tax rate and the federal statutory rate of 35%, in these periods, is primarily due to the valuation allowance which was provided to reduce United States and state deferred tax assets to amounts considered recoverable and United States, and state deferred taxes from Diamond’s long-lived intangibles’ amortization. This impact was offset by the tax benefit of income generated in the United Kingdom subject to a lower tax rate and the release of liabilities for uncertain tax positions in the United States. Our fiscal 2013 effective tax rate was also impacted by the impairment of the Kettle U.S. trade name.
In accordance with generally accepted accounting principles, we regularly evaluate the need for a valuation allowance for our deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making this assessment, significant weight was given to evidence that could be objectively verified such as recent operating results and less consideration was given to less objective indicators such as future earnings projections. As a result of our evaluation and after consideration of positive and negative evidence, including the recent history of losses, we evaluated our valuation allowance for fiscal 2014 and increased the valuation allowance by $51.5 million to $150.8 million as of July 31, 2014 from $99.3 million as of July 31, 2013.

Liquidity and Capital Resources
Our liquidity is dependent upon funds generated from operations and external sources of financing, including our ABL Facility discussed below.
Working capital and stockholders’ equity were $146.5 million and $308.6 million at July 31, 2015, compared to $110.3 million and $283.8 million at July 31, 2014. The increase in working capital was primarily due to increased cash on hand, increased inventories and increased prepaid expenses and other current assets which was partially offset by decreased prepaid income taxes and increased growers payable. Capitalized expenditures were $27.4 million for fiscal 2015 and $19.4 million for fiscal 2014. The largest capitalized expenditure is our investment in upgrading our company-wide information technology infrastructure expected to be implemented in fiscal 2016.
We believe our cash and cash equivalents, cash generated from operations and borrowings available under our ABL Facility will be sufficient to fund our contractual commitments, repay obligations and fund our operational requirements over the next twelve months.
Cash Flows
Cash provided by operating activities was $48.0 million during fiscal 2015 compared to cash used in operating activities of $102.3 million during fiscal 2014. The increase in cash provided by operating activities was primarily due to improved operating results and the positive cash flow impact of changes in certain working capital items, primarily an increase in payable to growers, offset by an increase in inventories. The increase was also due to the settlement associated with the Oaktree Senior Notes as part of the debt refinancing transaction in fiscal 2014. Cash used in investing activities was $30.1 million during fiscal 2015 compared to $19.1 million for fiscal 2014. The increase in cash used in investing activities primarily related to machinery and equipment additions associated with our standard business operations in the U.S. and U.K., capitalizable costs associated with our investment in upgrading our company-wide information technology infrastructure expected to be implemented in fiscal 2016, and an equity method investment in Yellow Chips and an associated loan. Capital spending for fiscal 2016 is expected to approximate $35.0 million to $40.0 million and is expected to be funded by cash on hand and cash generated by operating activities. The largest capital spending is expected to be related to investment in production and equipment related to the Kettle U.S. business. In addition, cash used in financing activities was $10.1 million during fiscal 2015, compared to $120.5 million of cash provided by financing activities during fiscal 2014. The increase in cash used in financing activities is primarily due to net repayments under our existing revolving line of credit during fiscal 2015 versus receipt of cash funds from refinanced debt associated with our February 2014 debt refinancing and the Oaktree warrant exercise in fiscal 2014.
Cash used in operating activities was $102.3 million during fiscal 2014 compared to cash provided by operating activities of $44.3 million during fiscal 2013. The change in cash provided by operating activities to cash used in operating activities is primarily due to the repayment of the Oaktree original issue discount of approximately $50.0 million and the repayment of payment-in-kind interest on debt of approximately $44.1 million as a result of our third quarter refinancing. This cash change is also due to an increase in working capital primarily as a result of the extinguishment of the warrant liability and Securities Litigation liability in fiscal 2014. The working capital increase is also attributable to a decrease in accounts payable and accrued liabilities and an increase in inventories, specifically an increase of raw materials on hand as of the balance sheet date. Cash used in investing activities was $19.1 million during fiscal 2014 compared to $1.9 million during fiscal 2013. The increase in cash used in investing activities primarily related to machinery and equipment additions associated with our standard business operations in the U.S. and U.K. and capitalizable costs associated with our investment in upgrading our company-wide information technology infrastructure expected to be implemented in fiscal 2016. Cash provided by financing activities was $120.5 million during fiscal 2014 compared to $40.9 million cash used in financing activities during fiscal 2013. The change to cash provided by financing activities from cash used in financing activities is due to proceeds received from refinanced debt and the Oaktree warrant exercise in fiscal 2014.
At July 31, 2015, we had a total of $12.8 million in cash and cash equivalents. Of this balance, $2.6 million was held outside the United States in the United Kingdom in foreign currencies. Because we expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments, and in order to ensure sufficient working capital and expand operations in the United Kingdom, it is our intention to indefinitely reinvest all current and future foreign earnings at these locations. Applicable U.S. income taxes have not been provided on approximately $75.6 million of undistributed earnings of certain foreign subsidiaries as of July 31, 2015, because these earnings are considered indefinitely reinvested. The net federal income tax liability that would arise if these earnings were not indefinitely reinvested is approximately $26.4 million. Applicable U.S. income taxes are provided on these earnings in the periods in which they are no longer considered indefinitely reinvested. In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.

Refinancing
On February 19, 2014, we refinanced our debt capital structure and entered into a warrant exercise transaction described below. We entered into a 4.5 year senior secured term loan facility (the “the Term Loan Facility”) in an aggregate principal amount of $415.0 million, entered into a 4.5 year senior secured asset-based revolving credit facility (the “ABL Facility”) in an aggregate principal amount of $125.0 million, and issued $230.0 million in 7.000% Senior Notes due March 2019 (the “Notes”). Pursuant to a warrant agreement dated February 9, 2014 (the “Warrant Exercise Agreement”), OCM PF/FF Adamantine Holdings, Ltd. (a subsidiary of Oaktree) exercised its warrant to purchase 4,420,859 shares of our common stock at the $10.00 exercise price per share for $44.2 million, less a warrant cash exercise and contractual modification inducement fee of $15.0 million (the “Warrant Exercise Transaction”). The Warrant Exercise Transaction and the refinancing transactions closed concurrently on February 19, 2014 and we derecognized the warrant liability of approximately $84.1 million on that date.
We used the net proceeds of the Term Loan Facility, the Notes and the Warrant Exercise Transaction to (1) prepay approximately $348.0 million of indebtedness outstanding under, and terminate the Secured Credit Facility, (2) prepay approximately $276.0 million of indebtedness outstanding under, and terminate, the Oaktree Senior Notes, (3) pay approximately $32.3 million of prepayment premiums to the holders of the Oaktree Senior Notes, and (4) pay fees related to the preparation, negotiation, execution and delivery of the definitive documentation for the Term Loan Facility, the Notes and the ABL Facility. In accordance with ASC 835-30-45-3 Imputation of Interest — Other Presentation Matters, we recorded $14.5 million of new debt issuance costs associated with the February 2014 debt refinancing as deferred financing charges. Certain debt issuance costs incurred were expensed to Loss on debt extinguishment based on the portion of the refinancing that was considered a debt modification that arose from certain lenders continued participation in our refinanced debt structure. Debt issuance costs largely included arrangement fees paid to underwriters, legal fees, accounting fees, consulting fees, and printing fees. We recorded the current portion of these costs in Prepaid expenses and other current assets and the non-current portion was recorded in Other long-term assets in our Consolidated Balance Sheets. These amounts will be amortized over the life of the respective new debt agreements.
We recorded a loss on debt extinguishment of $83.0 million in the third quarter of fiscal 2014. Of the $83.0 million, we recorded approximately $70.3 million associated with the Oaktree Senior Notes, non-cash charges of $10.6 million resulting from the write-off of unamortized transaction costs and fees, and $2.1 million in new third party debt issuance costs associated with certain lenders that continued participation in the debt arrangements both prior to and subsequent to the refinancing transaction.
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
Guaranteed Loan
In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $6.0 million was outstanding as of July 31, 2015. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for the Beloit, Wisconsin plant expansion. The Guaranteed Loan provides for customary affirmative and negative covenants related to financial reporting and operations.

Term Loan Facility and ABL Facility
The Term Loan Facility matures on August 20, 2018 and is amortized in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loan Facility with the balance payable on the maturity date of the Term Loan Facility. The Term Loan Facility currently permits us to increase the term loans, or add a separate tranche of term loans, by an amount not to exceed $100.0 million plus the maximum amount of additional term loans that we could incur without its senior secured leverage ratio exceeding 4.50 to 1.00 on a pro forma basis after giving effect to such increase or addition. Amounts outstanding bear interest at a rate per annum equal to: (i) the Eurodollar Rate (as defined in the Term Loan Facility and subject to a “floor” of 1.00%) plus the applicable margin or (ii) the Base Rate (as defined in the Term Loan Facility), which is the greatest of (a) Credit Suisse’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the Eurodollar Rate for an interest period of one month plus 1.00%, plus, in each case, the applicable margin to be agreed with the lenders party thereto.
Loans under the ABL facility are available up to a maximum amount outstanding at any one time equal to the lesser of (a) $125.0 million and (b) the amount of the Borrowing Base, in each case, less customary reserves. Under the ABL Facility, we have a $20.0 million sublimit for the issuance of letters of credit, and a Swing Line Facility of up to $12.5 million for same day borrowings. Borrowing Base is defined as (a) 85% of the amount of the Company’s eligible accounts receivable; plus (b) the lesser of (i) 70% of the book value of eligible inventory in the US and (ii) 85% times the net orderly liquidation value of our eligible inventory in the U.S.; less (c) in each case, customary reserves. During fiscal 2015, we had average borrowing of $1.2 million under the ABL Facility with amount borrowed at any one time during the fiscal year ranging from zero to $11.0 million. As of July 31, 2015, we had $5.0 million in loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $6.2 million and the net availability under the ABL Facility was $103.0 million.
Under the ABL Facility, we may elect that the loans bear interest at a rate per annum equal to: (i) the LIBOR Rate plus the applicable margin; or (ii) the Base rate plus applicable margin. “Base Rate” means the greatest of (a) the Federal Funds Rate plus 0.5%, (b) the LIBOR Rate (which rate shall be calculated based upon an interest period of one month and shall be determined on a daily basis), plus 1.00%, and (c) the rate of interest announced, from time to time, by Wells Fargo at its principal office in San Francisco as its “prime rate”. The LIBOR Rate shall be available for interest periods of one week or, one, two, three or six months and, if all lenders agree, twelve months.
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
Notes
The Notes mature on March 15, 2019. Interest on the Notes is payable on March 15 and September 15 of each year, commencing September 15, 2014. On or after March 15, 2016, we may redeem all or a part of the Notes at a price equal to 103.500% of the principal amount of the Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.750% on and after March 15, 2017 and 100.000% on and after March 15, 2018. Before March 15, 2016, we may redeem some or all of the Notes at a price equal to 100.000% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date and the make-whole premium. Before March 15, 2016, we may redeem up to 35% of the Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 107.000% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption. If we experience a change of control, Diamond must offer to purchase for cash all or any part of each holder’s Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any. The indenture pursuant to which the Notes were issued contains customary covenants that, among other things, limit our ability and our restricted subsidiaries’ ability to incur additional indebtedness, make restricted payments, enter into transactions with affiliates, create liens, pay dividends on or repurchase stock, make specified types of investments, and sell all or substantially all of their assets or merge with other companies. Each of the covenants is subject to a number of important exceptions and qualifications.
For fiscal 2015, 2014, and 2013 and the blended interest rate for our long-term borrowings, excluding the Oaktree Senior Notes, was 5.29%, 5.43%, and 6.73% respectively. For fiscal 2015, 2014, and 2013 the blended interest rate for our short-term borrowings, excluding the Oaktree Senior Notes, was 1.65%, 6.07%, and 6.69% respectively. As of July 31, 2015, the Company was compliant with all of its financial and reporting covenants under its refinanced debt structure.
Contractual Obligations and Commitments
Contractual obligations and commitments at July 31, 2015 were as follows (in millions). For obligations under our pension and other post-retirement benefit plans, refer to Note 13 to our Consolidated Financial Statements.

	Payments Due by Period
	Total	FY 2016	FY 2017 - FY 2018	FY 2019 - FY 2020	Thereafter
ABL Facility	$5.0	$5.0	$—	$—	$—
Long-term obligations	644.8	6.6	11.9	626.3	—
Interest on long-term obligations (1)	113.8	34.0	67.6	12.2	—
Capital leases	8.1	2.9	3.8	1.4	—
Interest on capital leases	0.9	0.4	0.4	0.1	—
Operating leases	34.5	4.6	9.2	8.6	12.1
Purchase commitments (2)	88.1	72.0	7.3	8.5	0.3
Other long-term liabilities (3)	4.9	1.2	2.5	1.2	—
Total (4)	$900.1	$126.7	$102.7	$658.3	$12.4

(1)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of July 31, 2015.

(2)	Amounts represent primarily commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity.

(3)
Excludes $0.4 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($1.1 million at July 31, 2015, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

(4)
In the above table, we did not include either the €0.5 million of deferred cash contingent consideration or the call and put options on the remaining 49% of Yellow Chips outstanding equity. See Note 3 to the Consolidated Financial Statements.

Off-balance Sheet Arrangements
As of July 31, 2015, we did not have any material off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.
Effects of Inflation
The most significant inflationary factor affecting our net sales and cost of sales is the change in market prices for purchased nuts, corn, potatoes, oils and other ingredients. The prices of these commodities are affected by U.S. and world market conditions and are volatile in response to supply and demand, as well as political, economic and weather events. The price fluctuations of these commodities do not necessarily correlate with the general inflation rate. However, in the event of inflation, operating costs such as labor, energy and materials are likely to increase.
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
Revenue Recognition and Accounts Receivable. We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the buyer, price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, introductory or slotting payments, coupons, promotion and marketing allowances. The amount we accrue for promotions is based on an estimate of the level of performance of the trade promotion, and is based upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation and sales and payment trends with similar previously offered programs. Customers have the right to return certain products. Product returns are estimated based upon historical results and are reflected as a reduction in sales. Evaluating these estimates requires management judgment, and changes in our assumptions could impact the amount recorded for our sales, cost of sales and net income.
Inventories. All inventories are accounted for on a lower of cost or market basis, with cost historically determined using a combination of first-in first-out (“FIFO”) and weighted average cost. Beginning in the first fiscal quarter of 2015, we changed the inventory valuation method from FIFO to weighted average cost for certain inventories. The effect of this change was not material to the Company's Consolidated Financial Statements for fiscal 2014 and 2013. We have entered into walnut purchase agreements with growers, under which they deliver their walnut crop from the contracted acres to us during the fall harvest season, and pursuant to our walnut purchase agreements, we determine the price for this inventory after receipt and by the end of the fiscal year. This purchase price is determined by us based on our discretion provided in the agreements, taking into account market conditions, crop size, and quality and nut varieties, among other relevant factors. Since the ultimate purchase price to be paid will be determined subsequent to receiving the walnut crop from the contracted acres, we estimate the final purchase price for our interim financial statements. Those interim estimates may subsequently change due to changes in the factors described above, and the effect of the change could be significant. Any such changes in estimates are accounted for in the period of change by adjusting inventory on hand or cost of goods sold if the inventory is sold through. Changes in estimates may affect the ending inventory balances, as well as gross profit.
Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of assets ranging from 30 to 39 years for buildings, ranging from 3 to 15 years for machinery, equipment and software, and the shorter of lease terms or estimated useful lives for building and leasehold improvements.
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
Valuation of Long-lived and Intangible Assets and Goodwill. We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” Identifiable intangible assets with finite lives are amortized over their estimated useful lives of 20 years. Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, “Intangibles — Goodwill and Other,” or more often if there are indications of possible impairment. Beginning in fiscal 2015, the Company changed the date of its annual impairment testing of goodwill and indefinite lived intangibles from June 30 to May 1. The Company believes this change in the method of applying an accounting principle, is preferable as it will provide additional time for the Company to quantify the fair value of its reporting units and better align the strategic planning process as well as the resources used in the testing. It is not intended to nor does it delay, accelerate, or avoid an impairment charge.
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
For brand intangible assets not subject to amortization, we test for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing brand intangibles for impairment, we compare the fair value with the carrying value. The determination of fair value is based on the relief from royalty method, which models the cash flows from the brand intangibles assuming royalties were received under a licensing arrangement. This discounted cash flow analysis uses inputs such as forecasted future revenues attributable to the brand, assumed royalty rates and a risk-adjusted discount rate. If we were to experience a decrease in forecasted future revenues attributable to the brands, this could indicate a potential impairment. If the carrying value exceeds the estimated fair value, the brand intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of the brand intangible asset. We performed our annual intangible asset impairment analysis as of May 1, 2015 and determined that we did not have any impairment. The fair values of the brand intangible assets were substantially in excess of their carrying values except for Kettle U.K. The fair value of the Kettle U.K. brand intangible asset exceeds its carrying value by 14%. Changes in our results, assumptions or estimates could affect the estimation of the fair value and potentially lead to impairment.
We perform our annual goodwill impairment test as required by ASC 350 as of May 1 of each year. For both fiscal 2015 and 2014, we elected to perform a quantitative goodwill impairment analysis rather than a qualitative analysis. In addition, goodwill impairment is tested at the reporting units, which are the same as our operating segments. The fair value of each reporting unit is calculated using a blend of the income and the market approach. Goodwill impairment is indicated if the book value of the reporting unit exceeds its fair value, in which case the goodwill is written down to its estimated fair value. Major assumptions applied in an income approach, using a discounted cash flow analysis, include (i) forecasted sales growth rates and (ii) forecasted profitability, both of which are estimated based on consideration of historical performance and management’s estimate of future performance, and (iii) discount rates that are used to calculate the present value of future cash flows, which rates are derived based on our estimated weighted average cost of capital. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The major assumptions in the market approach include the selected multiples applied to certain operating statistics, such as revenues and income, as well as an estimated control premium. Considerable management judgment is necessary to evaluate the impact of operating changes and business initiatives in order to estimate future growth rates and profitability which is used to estimate future cash flows and multiples. For example, a significant change in promotional strategy, a shortfall in contracted walnut supply or an increase in tree nut commodity costs could have a direct impact on revenue growth and operating costs, which could have a direct impact on the profitability of the reporting units. Future business results could significantly impact the evaluation of our goodwill which could have a material impact on the determination of whether a potential impairment existed, and the size of any such impairment. At July 31, 2015, the carrying value of goodwill and other intangible assets totaled approximately $779.0 million, compared to total assets of approximately $1,212.7 million and total shareholders’ equity of approximately $308.6 million. At July 31, 2014, the carrying value of goodwill and other intangible assets totaled approximately $803.1 million, compared to total assets of approximately $1,192.8 million and total shareholders’ equity of approximately $283.8 million. We performed our annual goodwill impairment analysis as of May 1, 2015 using discount rates ranging from 8.2% to 10.2% and goodwill was determined not to be impaired.
We cannot guarantee that we will not record a material impairment charge in the future. The margin by which the fair values of the Emerald reporting units exceed carrying values is as low as 20% making the impairment assessment especially sensitive to changes in forecasted revenue and margins. As a result, changes in our results, assumptions or estimates could materially affect the estimation of the fair value of a reporting unit and, therefore, could reduce the excess of fair value over the carrying value of a reporting unit entirely and could result in goodwill impairment. Events and conditions that could indicate impairment include a sustained drop in the market price of our common stock, increased competition or loss of market share, increases in our tree nut commodity costs, lack of product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over a period of time. For example, an expected decline in long-term forecasted cash flow projections, such as net sales for a reporting unit, could indicate a fair value which is lower than carrying value. To the extent calculated fair values decline to a level lower than reporting unit carrying values, or if other indicators of potential impairment are present, we will be required to take further steps to determine if an impairment of goodwill has occurred and to calculate an impairment loss.
Employee Benefits. We incur various employment-related benefit costs with respect to qualified pension and deferred compensation plans. Assumptions are made related to discount rates used to value certain liabilities, assumed rates of return on assets in the plans, compensation increases, employee turnover and mortality rates. We review our assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate. The effect of any modification is generally recorded and amortized over future periods. Changes in the underlying assumptions could also result in the recognition of differing amounts of expense and an increase or decrease to the amount of the liability. For example, a 1% increase or decrease on the discount rate could impact the projected benefit obligation by ($3.6) million and $4.5 million, respectively.
Income Taxes. We account for income taxes in accordance with ASC 740, “Income Taxes.” This guidance requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the financial statement and tax basis of recorded assets and liabilities at currently enacted tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both our historical and anticipated earnings levels and is reviewed periodically to determine if additional valuation allowances are required if it is determined it is more likely than not that deferred tax asset will not be recovered. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease respectively in the period such determination is made.
We evaluated our valuation allowance for fiscal 2015 and decreased the valuation allowance to $143.8 million as of July 31, 2015 from $150.8 million as of July 31, 2014.
There are inherent uncertainties related to the interpretations of tax laws and regulations in the jurisdictions in which we operate. We may take tax positions that management believes are supportable, but are potentially subject to successful challenge by taxing authorities. We strive to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While we have accrued for matters we believe are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is more or less than the amount reflected in the consolidated financial statements. Furthermore, we may later decide to challenge any assessments, and may exercise our right to appeal. Uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations, or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from these uncertain tax positions.
Accounting for Stock-Based Compensation. We account for stock-based compensation arrangements, including stock option grants, performance stock units and restricted stock awards, in accordance with the provisions of ASC 718, “Compensation — Stock Compensation.” Under this guidance, compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility and forfeiture rates that determine the stock options’ fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to increase or decrease compensation expense, which could be material to our results of operations. We use the Monte-Carlo option pricing model to determine the fair value of performance stock unit awards at the date of grant. The Monte-Carlo option-pricing model uses similar input assumptions as the Black-Scholes model; however, it further incorporates into the fair-value determination the possibility that the performance based market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is ultimately satisfied. Compensation cost is not reversed if the achievement of the market condition does not occur. The fair value of restricted stock awards and the fair value of restricted stock units are based on the closing market value of our common stock at the date of grant.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for information on recent accounting pronouncements.

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
Interest Rate Risk. We have established a formal investment policy to help minimize the exposure to our cash equivalents for changes to interest rates, which are primarily affected by credit quality and the type of cash equivalents we hold. These guidelines focus on managing liquidity and preserving principal. Our cash equivalents are primarily held for liquidity purposes and are comprised of high quality investments with maturities of three months or less when purchased. With such a short maturity, our portfolio’s market value is relatively insensitive to interest rate changes.
The sensitivity of our cash and cash equivalent portfolio as of July 31, 2015 to a 100 basis point increase or decrease in interest rates would not be significant.

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
The Notes bear fixed rate interest of 7.000% per annum. Interest payments on the Notes are due semi-annually each March 15 and September 15. The maturity date of the Notes is March 15, 2019.
A hypothetical 100 basis point increase or decrease on our variable interest rates would increase or decrease our interest expense by $4.2 million over the next fiscal year.
Foreign Currency Exchange Risk. We have operations outside the U.S. with foreign currency denominated assets and liabilities, primarily in the United Kingdom. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates.
For the years ended July 31, 2015 and July 31, 2014 due to fluctuations in the British pound, there was a significant impact on the foreign currency translation adjustment associated with the goodwill and other intangible assets allocated to Kettle U.K.
The foreign currency balance sheet exposures as of July 31, 2015 are not expected to result in a significant impact on future earnings or cash flows.
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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Diamond Foods, Inc. and its subsidiaries at July 31, 2015 and July 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/PricewaterhouseCoopers LLP
San Francisco, California
October 1, 2015

DIAMOND FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)

	July 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$12,758	$5,318
Trade receivables, net	95,005	95,505
Inventories, net	158,805	124,273
Deferred income taxes	4,133	4,154
Prepaid income taxes	458	5,196
Prepaid expenses and other current assets	12,070	9,425
Total current assets	283,229	243,871
Equity method investment	1,855	—
Property, plant and equipment, net	137,065	131,891
Goodwill	403,535	410,720
Other intangible assets, net	375,489	392,358
Other long-term assets	11,519	13,994
Total assets	$1,212,692	$1,192,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$9,193	$10,088
Accounts payable and accrued liabilities	117,181	117,677
Payable to growers	10,377	5,784
Total current liabilities	136,751	133,549
Long-term obligations, net	633,134	637,327
Deferred income taxes	114,715	115,902
Other liabilities	19,515	22,256
Total liabilities	904,115	909,034
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 32,004,979 and 31,824,701 shares issued, 31,490,671 and 31,380,758 shares outstanding at July 31, 2015 and 2014, respectively	31	31
Treasury stock, at cost: 514,308 and 443,943 shares at July 31, 2015 and 2014	(14,427)	(12,418)
Additional paid-in capital	606,174	594,608
Accumulated other comprehensive income	5,823	23,633
Accumulated deficit	(289,024)	(322,054)
Total stockholders’ equity	308,577	283,800
Total liabilities and stockholders’ equity	$1,212,692	$1,192,834
See notes to consolidated financial statements.

DIAMOND FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)

	Year Ended July 31,
	2015	2014	2013
Net sales	$864,165	$865,207	$864,012
Cost of sales	636,171	656,961	658,489
Gross profit	227,994	208,246	205,523
Operating expenses:
Selling, general and administrative	112,599	151,315	233,373
Advertising	39,421	43,336	41,528
Loss on warrant liability	—	25,933	11,326
Warrant exercise fee	—	15,000	—
Asset impairments	—	—	37,560
Total operating expenses	152,020	235,584	323,787
Income (loss) from operations	75,974	(27,338)	(118,264)
Loss on debt extinguishment	—	83,004	—
Interest expense, net	40,757	51,969	57,925
Other income	41	—	—
Income (loss) before income taxes	35,258	(162,311)	(176,189)
Income taxes (benefit)	2,228	2,391	(16,278)
Net income (loss)	$33,030	$(164,702)	$(159,911)

Earnings (loss) per share:
Basic	$1.05	$(6.33)	$(7.33)
Diluted	$1.04	$(6.33)	$(7.33)
Shares used to compute earnings (loss) per share:
Basic	31,138	26,033	21,813
Diluted	31,570	26,033	21,813
See notes to consolidated financial statements.

DIAMOND FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended July 31,
	2015	2014	2013
Net income (loss)	$33,030	$(164,702)	$(159,911)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (1)	(16,828)	22,116	(5,878)
Change in pension liabilities, net of tax (2)
Net gain/(loss) arising during period	(944)	(2,122)	5,310
Less: amortization of prior (gain)/loss included in net periodic pension cost	(38)	(368)	531
Other comprehensive income (loss), net of tax	(17,810)	19,626	(37)
Comprehensive income (loss)	$15,220	$(145,076)	$(159,948)

(1)	Net of tax effect of $1.0 million, $0.2 million, and nil for fiscal 2015, 2014 and 2013, respectively.

(2)	Net of tax effect of nil for fiscal 2015, 2014 and 2013.
See notes to the consolidated financial statements

DIAMOND FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share information)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, July 31, 2012	22,114,241	$22	$(9,815)	$327,984	$2,559	$4,044	$324,794
Shares issued upon stock option exercises	125,231			2,097			2,097
Issuance of common stock under equity incentive plans	209,011						—
Stock compensation expense		1		4,229			4,230
Treasury stock repurchased	(72,077)		(1,204)				(1,204)
Other	—	—		—			—
Net loss					(159,911)		(159,911)
Other comprehensive loss, net of tax						(37)	(37)
Balance, July 31, 2013	22,376,406	$23	$(11,019)	$334,310	$(157,352)	$4,007	$169,969
Shares issued upon stock option exercises	72,837			1,268			1,268
Issuance of common stock under equity incentive plans	114,246						—
Stock compensation expense				7,484			7,484
Treasury stock repurchased	(53,590)		(1,399)				(1,399)
Other (1)	8,870,859	8		251,546			251,554
Net loss					(164,702)		(164,702)
Other comprehensive income, net of tax						19,626	19,626
Balance, July 31, 2014	31,380,758	$31	$(12,418)	$594,608	$(322,054)	$23,633	$283,800
Shares issued upon stock option exercises	117,064			1,990			1,990
Issuance of common stock under equity incentive plans	63,214						—
Stock compensation expense				9,576			9,576
Treasury stock repurchased	(70,365)		(2,009)				(2,009)
Other	—	—		—			—
Net income					33,030		33,030
Other comprehensive loss, net of tax						(17,810)	(17,810)
Balance, July 31, 2015	31,490,671	$31	$(14,427)	$606,174	$(289,024)	$5,823	$308,577

(1)
Activity represents issuance of 4.45 million shares in connection with our securities litigation settlement and the issuance of approximately 4.4 million shares as a result of the Oaktree warrant exercise in the third quarter of fiscal 2014. Refer to Note 10 to the Consolidated Financial Statements for further discussion.

See notes to consolidated financial statements.

DIAMOND FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended July 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33,030	$(164,702)	$(159,911)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,857	31,506	33,525
Deferred income taxes	1,579	2,024	(14,733)
Stock-based compensation	9,576	7,484	4,229
Loss on warrant liability	—	25,933	11,326
Loss on securities settlement	—	38,136	96,129
Loss on debt extinguishment	—	52,295	—
Repayment payment-in-kind interest on debt	—	(44,110)	—
Gain on separation and clawback agreement	—	—	(3,173)
Oaktree debt prepayment penalty	—	(3,600)	—
Repayment of Oaktree original issued discount and related amortization	—	(50,016)	—
Original issue discount amortization, Term Loan Facility	1,604	2,284	—
Debt issuance costs amortization	4,356	3,403	3,393
Payment-in-kind interest on debt	—	16,906	24,526
Impairment of intangible asset	—	—	37,560
Equity in earnings of investee, net of cash distributions	(41)	—	—
Other, net	194	203	1,869
Changes in assets and liabilities:
Trade receivables, net	(2,147)	5,126	(13,077)
Inventories, net	(35,047)	(8,268)	50,123
Prepaid expenses and other current assets and income taxes	2,024	(1,888)	7,929
Other assets	38	5,627	2,821
Accounts payable and accrued liabilities	393	(19,343)	(10,091)
Payable to growers	4,593	(312)	(27,620)
Other liabilities	(971)	(948)	(564)
Net cash provided by (used in) operating activities	48,038	(102,260)	44,261
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,389)	(19,381)	(9,352)
Investment in equity method investee	(1,923)	—	—
Loan to equity investee	(1,253)	—	—
Proceeds from sale of property, plant and equipment	233	186	1,254
Proceeds from restricted cash	—	—	6,091
Other, net	237	140	137
Net cash used in investing activities	(30,095)	(19,055)	(1,870)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) of revolving line of credit under the ABL Facility, net	(1,000)	6,000	—
Borrowings (repayment) of revolving line of credit under the Secured Credit Facility, net	—	(154,000)	(28,300)
Payments on long-term debt and notes payable	(9,115)	(8,519)	(11,755)
Repayment of Oaktree Senior Notes	—	(181,789)	—
Repayment on long-term debt and notes payable	—	(213,636)	—
Proceeds from Term Loan Facility, net of original issue discount	—	412,925	—
Proceeds from Notes issuance	—	230,000	—
Debt issuance costs	—	(14,499)	—
Proceeds from warrant exercise	—	44,209	—
Purchase of treasury stock	(2,009)	(1,399)	(1,115)
Other, net	1,990	1,230	289
Net cash (used in) provided by financing activities	(10,134)	120,522	(40,881)
Effect of exchange rate changes on cash	(369)	226	1,084
Net increase (decrease) in cash and cash equivalents	7,440	(567)	2,594
Cash and cash equivalents:
Beginning of period	5,318	5,885	3,291
End of period	$12,758	$5,318	$5,885
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$36,610	$21,327	$28,789
Income taxes	(4,560)	627	(5,863)
Non-cash investing activities:
Accrued capital expenditures	1,277	1,413	653
Capital lease	345	112	4,441
See notes to consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015, 2014 and 2013
(In thousands, except share and per share information unless otherwise noted)
(1) Description of Business
Diamond Foods, Inc. (the “Company” or “Diamond”) is a snack food and culinary nut company focused on making innovative, convenient and delicious snacks as well as culinary nuts true to our 100-year plus heritage. Diamond specializes in processing, marketing and distributing snack products and culinary, in-shell and ingredient nuts. In 2004, Diamond complemented its strong heritage in the culinary nut market under the Diamond of California brand by launching a line of snack nuts under the Emerald brand. In 2008, Diamond acquired the Pop Secret brand of microwave popcorn products, which provided the Company with increased scale in the snack market, significant supply chain economies of scale and cross promotional opportunities with its existing brands. In March 2010, Diamond acquired Kettle Foods, a leading premium potato chip company in the two largest potato chip markets in the world, the United States and the United Kingdom, which added the premium Kettle Brand and KETTLE Chips brands to Diamond’s existing portfolio of leading brands in the snack industry. Diamond sells its products to global, national, regional and independent grocery, drug and convenience store chains, as well as to mass merchandisers, club stores, other retail channels and non-retail channels.
Diamond reports its operating results on the basis of a fiscal year that starts August 1 and ends July 31. Diamond refers to the fiscal years ended July 31, 2015, 2014 and 2013, as “fiscal 2015,” “fiscal 2014” and “fiscal 2013,” respectively.
(2) Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company uses the equity method to account for investments in which the Company exercises significant influence over but does not control. Certain prior period amounts have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates.
On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition and accounts receivables, inventories, useful lives of property, plant and equipment, valuation of long-lived assets, intangible assets and goodwill, and employee benefits, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for management’s judgments about the carrying values of assets and liabilities.
Certain Risks and Concentrations
The Company’s revenues are principally derived from the sale of snack products and culinary, in-shell and ingredient nuts. Significant changes in customer buying behavior could adversely affect the Company’s operating results. Sales to the Company’s largest customer accounted for approximately 17%, 16% and 16% of total net sales in fiscal 2015, 2014 and 2013, respectively. No other single customer accounted for more than 10% of our total net sales for fiscal 2015, 2014 or 2013.
Foreign Currency Translation
The functional currency of the Company’s foreign operations is the applicable local currency, the British pound and Euro. The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date and for revenue and expense accounts using an average exchange rate in effect during the applicable period. The translation adjustments are deferred as a separate component of Stockholders’ equity in Accumulated other comprehensive income (loss). Translation adjustments, net of tax, recognized in accumulated other comprehensive income (loss) were $(16.8) million, $22.1 million and $(5.9) million for fiscal 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents
Cash and cash equivalents include investment of surplus cash in securities (primarily money market funds) with original maturities of three months or less. Cash equivalents are recognized at fair value. At July 31, 2015 and 2014, we had a total of $12.8 million and $5.3 million, respectively, in cash and cash equivalents. Of this balance, $2.6 million and $3.9 million, was held in the United Kingdom in foreign currencies as of July 31, 2015 and 2014, respectively. It is the Company’s intention and ability to indefinitely reinvest all current and future foreign earnings at these locations in order to ensure sufficient working capital and expand operations.
Inventories
All inventories are accounted for on a lower of cost or market basis, with cost historically determined using a combination of first-in first-out ("FIFO") and weighted average cost. Beginning in the first fiscal quarter of 2015, the Company changed the inventory valuation method from FIFO to weighted average cost for certain inventories. The effect of this change was not material to the Company's Consolidated Financial Statements for fiscal 2014 and 2013. The Company has entered into walnut purchase agreements with growers, under which they deliver their walnut crop from the contracted acres to the Company during the fall harvest season, and pursuant to the walnut purchase agreements, the Company determines the price for this inventory after delivery and by the end of the fiscal year. This purchase price is determined by the Company based on the Company’s discretion provided in the agreements, taking into account market conditions, crop size, and quality and nut varieties, among other relevant factors. Since the ultimate purchase price to be paid will be determined subsequent to receiving the walnut crop from the contracted acres, the Company estimates the final purchase price for the Company’s interim financial statements. Those interim estimates may subsequently change due to changes in the factors described above and the effect of the change could be significant. Any such changes in estimates are accounted for in the period of change by adjusting inventory on hand or cost of goods sold if the inventory is sold through.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of assets ranging from 30 to 39 years for buildings, ranging from 3 to 15 years for machinery, equipment and software, and the shorter of lease terms or estimated useful lives for building and leasehold improvements.
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
Research and Development Costs
The Company expenses research and development costs as incurred. Such costs include materials, equipment, facilities, personnel, contract services and other indirect costs that are related to research and development activities. In fiscal 2015 and 2014, we recorded approximately $4.9 million and $4.0 million, respectively, of research and development costs within Selling, general and administrative expenses in the Consolidated Statement of Operations.
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
Beginning in fiscal 2015, the Company changed the date of its annual impairment testing of goodwill and indefinite lived intangibles from June 30 to May 1. The Company believes this change in the method of applying an accounting principle is preferable as it will provide additional time for the Company to quantify the fair value of its reporting units and better align the strategic planning process as well as the resources used in the testing. It is not intended to nor does it delay, accelerate, or avoid an impairment charge. Goodwill impairment is tested at the reporting units, which are the same as the operating segments (See Note 17 to the Consolidated Financial Statements for further detail regarding the Company’s reportable segments). The fair value of each reporting unit is calculated using a blend of the income and market approach. Goodwill impairment is indicated if the book value of the reporting unit exceeds its fair value, in which case the goodwill is written down to its estimated fair value. Major assumptions applied in an income approach, using a discounted cash flow analysis, include (i) forecasted growth rates and (ii) forecasted profitability, both of which are estimated based on consideration of historical performance and management’s estimate of future performance, and (iii) discount rates that are used to calculate the present value of future cash flows, which rates are derived based on our estimated weighted average cost of capital. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The major assumptions in the market approach include the selected multiples applied to certain operating statistics, such as revenues and income, as well as an estimated control premium. Considerable management judgment is necessary to evaluate the impact of operating changes and business initiatives in order to estimate future growth rates and profitability which is used to estimate future cash flows and multiples. For example, a significant change in promotional strategy or a shortfall in contracted walnut supply would have a direct impact on revenue growth and operating costs, which would have a direct impact on the profitability of the reporting units. Future business results could significantly impact the evaluation of our goodwill which could have a material impact on the determination of whether a potential impairment existed, and the size of any such impairment.
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
Revenue Recognition
The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the buyer, price is fixed, delivery occurs and collection is reasonably assured. Revenues are recorded net of rebates, introductory or slotting payments, coupons, promotion and marketing allowances. The amount the Company accrues for promotions is based on an estimate of the level of performance of the trade promotion, which is dependent upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation and sales and payment trends with similar previously offered programs. Customers have the right to return certain products. Product returns are estimated based upon historical results and are reflected as a reduction in sales.
Promotion and Advertising Costs
Promotional allowances, customer rebates, coupons and marketing allowances are recorded at the time the related revenue is recognized and are reflected as reductions of sales. Annual volume rebates, promotion and marketing allowances are recorded based upon the terms of the arrangements. For more information regarding the Company’s accrual process for promotions, refer to the revenue recognition policy above. Coupon incentives are recorded at the time of distribution in amounts based on estimated redemption rates. The Company expenses advertising costs as incurred. Payments to reimburse customers for cooperative advertising programs are recorded in accordance with ASC 605-50, “Revenue Recognition —

Customer Payments and Incentives.” Advertising expenses were $39.4 million, $43.3 million and $41.5 million in fiscal 2015, 2014 and 2013, respectively. Cooperative advertising expenses recorded within advertising expenses were $3.0 million, $3.1 million and $3.5 million for fiscal 2015, 2014 and 2013, respectively.
Shipping and Handling Costs
Amounts billed to customers for shipping and handling costs are included in net sales. Shipping and handling costs are charged to cost of sales as incurred.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the tax effect of temporary differences between the consolidated financial statement and tax basis of recorded assets and liabilities at currently enacted tax rates. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The recoverability of deferred tax assets is based on both the historical and anticipated earnings levels and is reviewed periodically to determine if any additional valuation allowance is necessary if it is determined it is more likely than not that amounts will not be recovered. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the Company’s provision for income taxes will increase or decrease respectively in the period such determination is made.
There are inherent uncertainties related to the interpretations of tax laws and regulations in the jurisdictions in which the Company operates. The Company may take tax positions that management believes are supportable, but are potentially subject to successful challenge by taxing authorities. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for matters that the Company believes are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is more or less than the amount reflected in the consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, and may exercise a right to appeal. Uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations, or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from these uncertain tax positions.
Derivative Financial Instruments
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
Stock-Based Compensation
The Company accounts for stock-based compensation arrangements, including stock option grants, restricted stock awards, restricted stock units and performance stock units in accordance with ASC 718, “Compensation — Stock Compensation.” Under this guidance, compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized on a straight-line basis over the vesting period. For stock option grants, the Company uses the Black-Scholes option pricing model to determine the fair value of stock options. This model requires the Company to make assumptions such as expected term, dividends, volatility and forfeiture rates that determine the stock options fair value. These key assumptions are based on historical information and judgment regarding market factors and trends. If actual results are not consistent with the Company’s assumptions and judgments used in estimating these factors, the Company may be required to increase or decrease compensation expense, which could be material to its results of operations. For performance stock unit (“PSUs”) awards, the Company uses the Monte-Carlo option pricing model to determine the fair value of PSUs at the date of grant. The Monte-Carlo option-pricing model uses similar input assumptions as the Black-Scholes model; however, it further incorporates into the fair-value determination the possibility that the performance based market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is ultimately satisfied. Compensation cost is not reversed if the achievement of the market condition does not occur. For restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), the fair value of awards is based on the closing market value of our common stock at the date of grant.
Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an entity.” The new guidance provides new criteria for reporting discontinued operations and specifically indicates a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results. The new guidance also requires expanded disclosures for discontinued operations. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2014. Early adoption is permitted. The Company adopted this guidance in fiscal 2015 and the adoption did not have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance also requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” to defer for one year the effective date of the new revenue standard and allow early adoption as of the original effective date which is for annual reports beginning after December 15, 2016. The Company does not expect to early adopt this guidance and is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.” This guidance requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance simplifies presentation of debt issuance costs but does not address presentation or subsequent measurement of debt issue costs related to line of credit arrangements. In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which indicates the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect to early adopt this guidance and believes that the adoption of this guidance may have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” The new guidance requires most inventory to be measured at the lower of cost and net realizable value, thereby simplifying the previous guidance under which an entity must measure inventory at the lower of cost or market. Market is defined as replacement cost, net realizable value (“NRV”), or NRV less a normal profit margin. The ASU will not apply to inventory that is measured using either the last-in, first-out method or the retail inventory method. The standard will be effective prospectively for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Benefit Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965),” a three-part update with the objective of simplifying benefit plan reporting to make the information presented more useful to the reader. Part I designates contract value as the only required measure for fully benefit-responsive investment contracts (“FBRIC”). A FBRIC is a guaranteed investment contract between the plan and an issuer in which the issuer agrees to pay a predetermined interest rate and principal for a set amount deposited with the issuer. Part II simplifies the investment disclosure requirements for employee benefits plans. Part III provides an alternative measurement date for fiscal periods that do not coincide with a month-end date. This guidance is effective for fiscal years beginning after December 15, 2015. The amendments in Parts I and II of this standard are effective retrospectively. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.
(3) Investment in Unconsolidated Subsidiary
On February 3, 2015, the Company purchased 51% of the outstanding shares of Yellow Chips Holding B.V. (“Yellow Chips”), which produces vegetable chips and organic potato chips primarily for the Dutch and other European markets. The transaction was undertaken primarily to secure manufacturing of vegetable chips for the European and U.K. markets. The investment is accounted for under the equity method and had a carrying value at July 31, 2015 of $1.9 million. The Company also had a loan receivable outstanding with Yellow Chips of $1.3 million at July 31, 2015. The Company’s share of income from Yellow Chips was $41 thousand for fiscal 2015 and is included in “Other income” on the Consolidated Statements of Operations.
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
(4) Financial Instruments
In January 2015, the Company purchased 175 corn call option commodity derivatives with a total notional amount of approximately $0.3 million. These purchases were in accordance with Company policy to mitigate the market price risk associated with the anticipated raw material purchase requirements, specifically future corn purchases expected to be made by the Company. The Company accounts for commodity derivatives as non-hedging derivatives. During the fourth quarter of fiscal 2015, the Company sold 32 corn call option commodity derivatives resulting in an immaterial loss. As of July 31, 2015, the Company had 143 corn call option commodity derivatives outstanding.
The fair values of the Company’s derivative instruments as of July 31, 2015 and 2014 were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		2015	2014
Derivatives not designated as hedging instruments:
Commodity contracts	Prepaid and other current assets	$117	$11
Total		$117	$11
Commodity derivative gains and losses were not material to the Consolidated Statements of Operations for the years ended July 31, 2015, 2014 and 2013.

A warrant was exercised in the third quarter of fiscal 2014, as a result of the Warrant Exercise Transaction, as described in Note 10 to the Consolidated Financial Statements and accordingly for fiscal 2015, there were no effects of the Company's warrant liability on the Consolidated Statements of Operations. For fiscal 2014 and 2013, the Company recognized a loss of $25.9 million and $11.3 million, respectively, associated with the warrants in Loss on warrant liability on the Consolidated Statements of Operations.
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
The Company performed a final re-measurement of its warrant liability on February 18, 2014. The warrant liability measured at fair value on a recurring basis was $84.1 million as of February 18, 2014. The Company had elected to use the income approach to value the warrant liability and used the Black-Scholes option valuation model. This valuation was considered Level 3 due to the use of certain unobservable inputs. Inputs into the Black-Scholes model include: remaining term, stock price, strike price, maturity date, risk-free rate, and expected volatility. The significant Level 3 unobservable inputs previously used in the valuation were expected volatility and the probability to exchange $75.0 million of the senior notes for convertible preferred stock upon achievement of certain profitability targets (the “Special Redemption”). The expected volatility used to measure the warrant liability at fair value was 45.0% as of February 18, 2014. As provided in certain agreements between Diamond and an entity managed by Oaktree Capital Management, L.P. (“Oaktree”), described in Note 10 to the Consolidated Financial Statements, based on the Company’s operating results for the six months ended January 31, 2013, the Special Redemption did not occur. As such, the probability of Special Redemption was not applicable for the warrant liability valuation performed as of February 18, 2014.
Assets and Liabilities Disclosed at Fair Value
The fair value of certain financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate the amounts recorded in the balance sheet because of the relatively short term nature of these financial instruments. The fair value of notes payable and long-term obligations at the end of each fiscal period approximates the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar financial instruments, except for the 7.000% Senior Notes (the "Notes") issued during the third quarter of fiscal 2014. The Company measured the $230.0 million Notes based on Level 3 inputs, and determined the fair value was $238.4 million as of July 31, 2015, and $228.8 million as of July 31, 2014. The fair value of the Notes was not materially different than the carrying value as of July 31, 2015. The fair value was estimated using a discounted cash flow methodology with unobservable inputs including the market yield and redemption rate. The discounted cash flow used a risk adjusted yield to present value the contractual cash flows. Refer to Note 10 to the Consolidated Financial Statements for further discussion on the Notes.
(5) Equity Offering and Stock-Based Compensation
The Company uses a broad based equity incentive plan to help align employee and director incentives with stockholders’ interests. The 2005 Equity Incentive Plan (the “2005 Plan”) was approved in March 2005 and provided for the awarding of options, restricted stock, stock bonuses, restricted stock units, and stock appreciation rights. The Compensation Committee of the Board of Directors administers the 2005 Plan. A total of 2,500,000 shares of common stock were initially reserved for issuance under the Plan. As of January 13, 2015, the effective date of the 2015 Equity Incentive Plan (the “2015 Plan”), the Company suspended the 2005 Plan and no additional awards may be granted under the 2005 Plan. Any shares of common stock covered by awards granted under the 2005 Plan that terminate after the effective date of the 2015 Plan by expiration, forfeiture, cancellation or other means without the issuance of such shares are added to the 2015 Plan reserve.
In November 2014, the Company’s Board of Directors approved the 2015 Plan, which was approved by the Company’s stockholders and became effective in January 2015. The 2015 Plan provides for the awarding of options, restricted stock awards (“RSAs”), stock bonus awards, restricted stock units (“RSUs”), stock appreciation rights, and performance awards. Employees, consultants, independent contractors, advisors and members of the Board are eligible to participate in the 2015 Plan. The Compensation Committee of the Board of Directors administers the 2015 Plan. A total of 1,000,000 shares, plus certain shares of common stock that were available for issuance under the 2005 Plan (as described above) as of the effective date of the 2015 Plan, are reserved and available for grant and issuance pursuant to the 2015 Plan. As of July 31, 2015, the Company had 1,019,772 shares available for future grant under the 2015 Plan. The 2015 Plan will terminate on November 20, 2024, unless terminated earlier.
Stock options expire in ten years and generally vest over three, four or five years. RSAs generally vest over three, four or five year periods. RSUs generally vest over four or five year periods. Performance stock units (“PSUs”) generally cliff vest after three years based on the achievement of a performance based market condition, except that 40% of the October 2014 awards will vest after two years if the performance based market condition is achieved. The number of shares of common stock ultimately issued in connection with these PSUs is based on a measurement of the comparative performance of the Company’s common stock against the total shareholder return of a selected group of peer companies. The number of shares of common stock ultimately issued will range from zero to two hundred percent of the granted PSUs.
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
The Company recorded the following stock-based compensation expense by award types for fiscal 2015, 2014 and 2013:

	2015	2014	2013
Stock options	$3,148	$3,340	$2,223
Restricted stock	2,340	2,602	652
Restricted stock units	2,893	1,542	1,354
Performance share units	1,195	—	—
Total	$9,576	$7,484	$4,229
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
Assumptions used in the Black-Scholes model are presented below:

	2015	2014	2013
Average expected life, in years	5.50	5.50 - 6.06	5.50 - 6.06
Expected volatility	53.16%	54.53% - 55.84%	52.99% - 55.48%
Risk-free interest rate	1.82%	1.69% - 2.04%	0.83% - 1.69%
Dividend rate	0.00%	0.00%	0.00%

The following table summarizes stock option activity during fiscal 2015:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at August 1, 2014	1,496	$24.79
Granted	10	30.11
Exercised	(117)	16.99
Canceled/Forfeited	(68)	44.39
Outstanding at July 31, 2015	1,321	$24.52	6.7	$15,504

Exercisable at July 31, 2015	1,009	$26.18	6.4	$11,003
Vested and expected to vest at July 31, 2015	1,321	$24.52	6.7	$15,504
The weighted average grant date fair value of options granted during fiscal 2015, 2014 and 2013 was $14.86, $12.29 and $7.81, respectively. The total intrinsic value of options exercised during fiscal 2015, 2014 and 2013 was $1.5 million, $0.6 million and $0.3 million, respectively. The total fair value of options vested during fiscal 2015, 2014 and 2013 was $4.0 million, $3.6 million and $5.4 million, respectively.
As of July 31, 2015, there was $2.6 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.5 years. Cash received from option exercises was $2.0 million, $1.3 million and $2.0 million for fiscal 2015, 2014 and 2013, respectively.
Restricted Stock Awards and Restricted Stock Units: RSA and RSU activities during fiscal 2015 are summarized as follows:

	RSAs		RSUs
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 31, 2014	366	$20.47	310	$19.72
Granted	—	—	234	28.64
Vested	(109)	24.18	(84)	19.44
Canceled/Forfeited	(20)	20.38	(44)	22.53
Nonvested at July 31, 2015	237	$18.78	416	$24.49
The weighted average grant date fair value of RSAs granted during fiscal 2015, 2014 and 2013 was nil, $21.19 and $14.81, respectively. The total fair value of RSAs vested during fiscal 2015, 2014 and 2013 was $3.1 million, $2.7 million and $3.0 million, respectively.
The weighted average grant date fair value of RSUs granted during fiscal 2015, 2014 and 2013 was $28.64, $21.63 and $14.78, respectively. The total fair value of RSUs vested during fiscal 2015, 2014 and 2013 was $2.4 million, $1.3 million and $47.5 thousand.
As of July 31, 2015, there was $2.7 million of unrecognized compensation cost related to non-vested RSAs, which is expected to be recognized over a weighted average period of 1.5 years. As of July 31, 2015, there was $7.2 million of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 2.5 years. Cash received to settle RSA and RSU awards was not material for fiscal 2015, 2014 and 2013.

Performance Stock Units: In the first quarter of fiscal 2015, the Company began granting PSUs under the 2005 Equity Incentive Plan. Each PSU represents one equivalent share of the Company’s common stock. Compensation expense related to these PSUs that are classified as market condition awards under GAAP is determined based on the grant-date fair value times the number of shares issuable pursuant to the award and is recognized over the vesting period. The fair value of each PSU at the grant date was measured using the Monte-Carlo model. The Monte-Carlo option-pricing model uses similar input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the performance based market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is ultimately satisfied. Compensation cost is not reversed if the achievement of the market condition does not occur.
Assumptions used in the Monte-Carlo model are presented below. Since the Company does not currently pay dividends, the dividend rate variable is zero. No PSUs were granted in fiscal 2014 and 2013.

2015
Expected term, in years	2.81
Expected volatility	52.76%
Risk-free interest rate	0.89%
Dividend rate	0.00%
The following table summarizes PSUs activity during fiscal 2015:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 31, 2014	$—	$—
Granted	123	32.44
Vested	—	—
Canceled/Forfeited	(3)	32.44
Nonvested at July 31, 2015	$120	32.44
As of July 31, 2015, there was $2.6 million of unrecognized compensation expense related to nonvested PSUs, which is expected to be recognized over a weighted average period of 2.2 years.
(6) Earnings Per Share
ASC 260, “Earnings Per Share,” impacts the determination and reporting of earnings (loss) per share by requiring the inclusion of participating securities, which have the right to share in dividends, if declared, equally with common shareholders. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). ASC 260 also impacts the determination and reporting of earnings (loss) per share by requiring inclusion of the impact of changes in fair value of warrant liabilities, such as the Oaktree warrant liability described in Note 4 to the Consolidated Financial Statements. Including these participating securities and changes in warrant liability in the Company’s earnings per share calculation has the effect of reducing earnings and increasing losses on both basic and diluted earnings (loss) per share.

The computations for basic and diluted earnings per share are as follows:

	Year Ended July 31,
	2015	2014	2013
Numerator:
Net income (loss)	$33,030	$(164,702)	$(159,911)
Less: income allocated to participating securities	(317)	—	—
Income (loss) attributable to common shareholders — basic	32,713	(164,702)	(159,911)
Add: undistributed income attributable to participating securities	317	—	—
Less: undistributed income reallocated to participating securities	(313)	—	—
Income (loss) attributable to common shareholders — diluted	$32,717	$(164,702)	$(159,911)
Denominator:
Weighted average shares outstanding — basic	31,138	26,033	21,813
Dilutive shares — stock options, RSUs, PSUs	432	—	—
Weighted average shares outstanding — diluted	31,570	26,033	21,813
Income (loss) per share attributable to common shareholders (1):
Basic	$1.05	$(6.33)	$(7.33)
Diluted	$1.04	$(6.33)	$(7.33)

(1)	Computations may reflect rounding adjustments.
The Company was in an income position for the fiscal year ended July 31, 2015 and included stock options, RSUs and PSUs in the diluted earnings per share calculation to the extent their effect was dilutive. Options to purchase 208,037 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock of $29.11 for fiscal 2015 and therefore their effect would be antidilutive. For fiscal 2014 and 2013, the Company was in a loss position and, therefore, 407,409 and 978,024 potential shares related to stock options and RSUs, respectively, were excluded in the computation of diluted loss per share because their effect was antidilutive. Additionally, as the Company was in a loss position and the change in the fair value of the warrant liability resulted in a loss for fiscal 2014 and 2013, a numerator adjustment was not made to the diluted loss per share calculation. On January 21, 2014, the court issued an order granting final approval of the Securities Settlement and the appeal period expired on February 20, 2014, at which time the Securities Settlement became effective. On February 21, 2014, the Company issued the 4.45 million shares of common stock to a settlement fund pursuant to the terms of the approved Securities Settlement. Accordingly, the 4.45 million shares were included in the computation of basic and diluted loss per share calculation beginning in the third quarter of fiscal 2014.

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
(7) Balance Sheet Items
Inventories, net consisted of the following as of July 31:

	2015	2014
Raw materials and supplies	$51,200	$39,726
Work in process	42,707	24,946
Finished goods	64,898	59,601
Inventories, net	$158,805	$124,273
All inventories are accounted for on a lower of cost or market basis, with cost historically determined using a combination of first-in first-out ("FIFO") and weighted average cost. Beginning in the first fiscal quarter of 2015, the Company changed the inventory valuation method from FIFO to weighted average cost for certain inventories. The effect of this change was not material to the Company's Consolidated Financial Statements for fiscal 2014 and 2013.

Accounts payable and accrued liabilities consisted of the following as of July 31:

	2015	2014
Accounts payable	$59,636	$64,673
Accrued salaries and benefits	13,720	13,364
Accrued promotions	28,065	22,638
Accrued taxes	3,690	4,706
Accrued interest	6,176	7,336
Accrued current lease obligations (1)	2,853	2,620
Other	3,041	2,340
Total	$117,181	$117,677

(1)	Long-term portion of capital lease obligations are reflected in Other liabilities on the Consolidated Balance Sheets.
(8) Property, Plant and Equipment
Property, plant and equipment consisted of the following as of July 31:

	2015	2014
Land and improvements	$11,059	$11,622
Buildings and improvements	60,052	59,260
Machinery, equipment and software	221,323	217,159
Construction in progress	29,872	16,368
Capital leases (1)	16,684	16,678
Total	338,990	321,087
Less accumulated depreciation	(193,841)	(184,088)
Less accumulated amortization	(8,084)	(5,108)
Property, plant and equipment, net	$137,065	$131,891

(1)	Gross amounts of assets recorded under capital leases represent machinery, equipment and software as of July 31, 2015 and July 31, 2014.
Depreciation and amortization expense, excluding amortization expense for intangible assets, was $21.0 million, $23.4 million and $25.6 million for fiscal 2015, 2014 and 2013, respectively. For amortization expense of Other intangible assets, net, see Note 9 to the Consolidated Financial Statements.
(9) Goodwill and Intangible Assets
The changes in the carrying amount of goodwill were as follows:

	Snacks	Nuts	Total
Goodwill at July 31, 2013	$328,490	$72,635	$401,125
Impairment losses	—	—	—
Translation adjustments	9,595	—	9,595
Goodwill at July 31, 2014	338,085	72,635	410,720
Impairment losses	—	—	—
Translation adjustments	(7,185)	—	(7,185)
Goodwill at July 31, 2015	$330,900	$72,635	$403,535

Other intangible assets consisted of the following at July 31:

	2015	2014
Brand intangibles (not subject to amortization):	$262,840	$266,603
Intangible assets subject to amortization:
Customer contracts and related relationships	158,355	163,600
Total other intangible assets, gross (1)	421,195	430,203
Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(45,706)	(37,845)
Less asset impairments:
Brand intangibles	—	—
Customer contracts and related relationships	—	—
Total other intangible assets, net	$375,489	$392,358
(1)The change in the carrying amount of other intangible assets is the result of foreign currency translation adjustments.
For fiscal 2015, 2014 and 2013, the amortization period for identifiable intangible assets was approximately 20.0 years with amortization expense of approximately $7.9 million, $8.1 million and $8.0 million recognized, respectively. Identifiable intangible asset amortization expense in each of the five succeeding years is expected to amount to approximately $7.8 million.
The Company also performed its 2015 annual impairment test of goodwill and non-amortizing intangible assets required by ASC 350. Beginning in fiscal 2015, the Company changed the date of its annual impairment testing of goodwill and indefinite lived intangibles from June 30 to May 1. The Company believes this change in the method of applying an accounting principle is preferable as it will provide additional time for the Company to quantify the fair value of its reporting units and better align the strategic planning process as well as the resources used in the testing. It is not intended to nor does it delay, accelerate, or avoid an impairment charge. There was no goodwill impaired during fiscal 2015, 2014 and 2013.
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

(10) Notes Payable and Long-Term Obligations
Total debt outstanding as of July 31:

	2015	2014
Guaranteed Loan	$5,997	$8,333
ABL Facility	5,000	6,000
Notes	230,000	230,000
Term Loan Facility	408,775	412,925
Total outstanding obligations	649,772	657,258
Less: Unamortized deferred financing costs and debt discounts	(7,445)	(9,843)
Total outstanding obligations, net of deferred financing costs and debt discounts	642,327	647,415
Less: current portion of long-term obligations, net	(9,193)	(10,088)
Total long-term obligations, net	$633,134	$637,327
On February 19, 2014, the Company refinanced its debt capital structure. The Company entered into a 4.5 year senior secured term loan facility (the "Term Loan Facility") in an aggregate principal amount of $415.0 million, entered into a 4.5 year senior secured asset-based revolving credit facility (the “ABL Facility”) in an aggregate principal amount of $125.0 million, and issued $230.0 million in 7.000% Senior Notes due March 2019. Pursuant to a warrant exercise agreement dated February 9, 2014 (the “Warrant Exercise Agreement”), OCM PF/FF Adamantine Holdings, Ltd. (a subsidiary of Oaktree) exercised its warrant to purchase 4,420,859 shares of Diamond’s common stock at the $10.00 exercise price per share for $44.2 million, less a warrant cash exercise and contractual modification inducement fee of $15.0 million. The Warrant Exercise Transaction and the refinancing transaction closed concurrently on February 19, 2014, and the Company derecognized the warrant liability of approximately $84.1 million on that date.
In accordance with ASC 470-50-40-2 - Debt - Modifications and Extinguishments, the Company recorded a loss on debt extinguishment of $83.0 million in the Consolidated Statement of Operations in the third quarter of fiscal 2014. Of the $83.0 million, approximately $70.3 million related to the extinguishment of the senior notes (“Oaktree Senior Notes”) held by Oaktree, $10.6 million related to non-cash charges resulting from write-offs of unamortized transaction costs and fees, and $2.1 million related to new third party debt issuance costs.
The $70.3 million included $28.7 million related to the prepayment premium associated with the extinguished debt that the Company paid to the holders of the Oaktree Senior Notes and approximately $41.6 million related to the difference between the net carrying value and the repayment price of the Oaktree Senior Notes. The Company also paid a total call premium of $32.3 million to Oaktree of which $3.6 million related to the portion of the refinancing that was considered a debt modification and accordingly the Company recorded a contra-debt liability on its Consolidated Balance Sheets. As of July 31, 2015, the associated unamortized amount was $2.5 million.
Loss on debt extinguishment for fiscal 2014 is summarized as follows:

2014
Call premium — Oaktree Senior Notes	$28,660
Difference between reacquisition price and carrying value — Oaktree Senior Notes	41,631
Unamortized transaction costs — Oaktree	8,635
Unamortized transaction costs — Secured Credit Facility	2,011
New transaction costs — Term Loan, ABL, High Yield Notes	2,067
Loss on debt extinguishment	$83,004
As part of the debt refinancing described above, the Company recorded approximately $2.0 million for the Term Loan Facility’s stated original issue discount as a contra-debt liability. As of July 31, 2015, this unamortized discount was $1.4 million. In addition, approximately $5.2 million related to the Company’s previous original issue discount on the Oaktree Senior Notes was also determined to be associated with the modified debt (Term Loan Facility) and recorded as a contra-debt liability. As of July 31, 2015, this unamortized discount was $3.6 million. These contra-debt liabilities are amortized within Interest expense, net on the Company’s Consolidated Statement of Operations over the term of the Term Loan Facility.

For fiscal 2015, 2014, and 2013 the blended interest rate for the Company’s long-term borrowings, excluding the Oaktree Senior Notes, was 5.29%, 5.43% and 6.73%, respectively. For fiscal 2015, 2014 and 2013, the blended interest rate for the Company’s short-term borrowings, excluding the Oaktree Senior Notes, was 1.65%, 6.07% and 6.69%, respectively. As of July 31, 2015, the Company was compliant with financial and reporting covenants under its refinanced debt structure.
Net interest expense for fiscal 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Secured Credit Facility	$—	$12,577	$26,468
Oaktree Debt	—	16,485	24,530
Guaranteed Loan	360	473	721
ABL Facility	643	276	—
Notes	16,051	7,245	—
Term Loan Facility	17,844	7,976	—
Interest income	(33)	(3)	(11)
Capitalized interest	(1,030)	(114)	(423)
Amortization of deferred financing costs and debt discounts (1)	5,960	6,468	5,188
Other	962	586	1,452
Interest expense, net	$40,757	$51,969	$57,925
(1)Represents non-cash amortization of deferred charges incurred as a result of debt refinancing.
Guaranteed Loan
In December 2010, Kettle Foods obtained, and Diamond guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $6.0 million was outstanding as of July 31, 2015. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan was being used to purchase equipment for the Beloit, Wisconsin plant expansion. The Guaranteed Loan provides for customary affirmative and negative covenants related to financial reporting and operations.
Term Loan Facility and ABL Facility
The Term Loan Facility matures on August 20, 2018 and is amortized in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loan Facility with the balance payable on the maturity date of the Term Loan Facility. The Term Loan Facility currently permits the Company to increase the term loans, or add a separate tranche of term loans, by an amount not to exceed $100.0 million plus the maximum amount of additional term loans that the Company could incur without its senior secured leverage ratio exceeding 4.50 to 1.00 on a pro forma basis after giving effect to such increase or addition. Amounts outstanding bear interest at a rate per annum equal to: (i) the Eurodollar Rate (as defined in the Term Loan Facility and subject to a “floor” of 1.00%) plus the applicable margin or (ii) the Base Rate (as defined in the Term Loan Facility), which is the greatest of (a) Credit Suisse’s prime rate, (b) the federal funds effective rate plus 0.50% and (c) the Eurodollar Rate for an interest period of one month plus 1.00%, plus, in each case, the applicable margin to be agreed with the lenders party thereto.
Loans under the ABL facility are available up to a maximum amount outstanding at any one time equal to the lesser of (a) $125.0 million and (b) the amount of the Borrowing Base, in each case, less customary reserves. Under the ABL Facility, the Company has a $20.0 million sublimit for the issuance of letters of credit, and a Swing Line Facility of up to $12.5 million for same day borrowings. Borrowing Base is defined as (a) 85% of the amount of the Company’s eligible accounts receivable; plus (b) the lesser of (i) 70% of the book value of eligible inventory in the US and (ii) 85% times the net orderly liquidation value of Diamond’s eligible inventory in the U.S.; less (c) in each case, customary reserves. At July 31, 2015, the Company had $6.2 million of letters of credit outstanding related to normal business transactions.
Under the ABL Facility, Diamond may elect that the loans bear interest at a rate per annum equal to: (i) the LIBOR Rate plus the applicable margin; or (ii) the Base rate plus applicable margin. “LIBOR Rate” means the rate per annum equal to (i) the Intercontinental Exchange Benchmark Administration Ltd. LIBOR Rate (“ICE LIBOR”), at approximately 11:00 a.m., London time, two Business Days prior to the commencement of the requested Interest Period. “Base Rate” means the greatest of (a) the Federal Funds Rate plus 0.5%, (b) the LIBOR Rate (which rate shall be calculated based upon an interest period of one month and shall be determined on a daily basis), plus 1.00%, and (c) the rate of interest announced, from time to time, by Wells Fargo at its principal office in San Francisco as its “prime rate.” The LIBOR Rate shall be available for interest periods of one week or, one, two, three or six months and, if all lenders agree, twelve months. “Applicable Margin” means, as of any date of determination and with respect to Base Rate Loans or LIBOR Rate Loans, as applicable, the applicable margin set forth in the following table that corresponds to the Average Daily Net Availability of Borrower for the most recently completed fiscal quarter period.
The Term Loan Facility and ABL Facility provide for customary affirmative and negative covenants. The Term Loan Facility has customary cross default provisions and the ABL Facility contains cross-acceleration provisions, in each case that may be triggered if Diamond fails to comply with obligations under its other credit facilities or indebtedness. The Term Loan Facility has a first priority perfected lien on substantially all property, plant and equipment, capital stock, intangibles and second priority lien on the ABL Priority Collateral, subject to customary exceptions. The ABL Facility requires Diamond to maintain a minimum fixed charge coverage ratio of 1.1:1 if at any time excess availability is less than 10% of maximum availability; and requires Diamond to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if excess availability falls below 12.5% of maximum availability for a period of five consecutive business days. The ABL Facility is secured by a first-priority lien on accounts receivable, inventory, cash and deposit accounts and a second-priority lien on all real estate, equipment and equity interests of the Company under, and guarantors of, the ABL Facility. Under the Term Loan Facility and ABL Facility, the ability to declare or make dividend payments is permitted so long as no default or event of default shall have occurred and be continuing at the time the dividend is declared or paid.
Notes
The Notes, which mature on March 15, 2019, were offered only to (i) qualified institutional buyers in reliance on Rule 144A of the Securities Act of 1933, as amended (“Securities Act”), and (ii) to certain non-U.S. persons in offshore transactions in reliance on Regulation S of the Securities Act. The initial issuance and sale of the Notes were not registered under the Securities Act, and the Notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and the registration or qualification requirements of other applicable securities laws. The terms of the Notes do not provide for registration rights. Interest on the Notes is payable on March 15 and September 15 of each year, commencing September 15, 2014. On or after March 15, 2016, Diamond may redeem all or a part of the Notes at a price equal to 103.500% of the principal amount of the Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.750% on and after March 15, 2017 and 100.000% on and after March 15, 2018. Before March 15, 2016, Diamond may redeem some or all of the Notes at a price equal to 100.000% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date and the make-whole premium. Before March 15, 2016, Diamond may redeem up to 35% of the Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 107.000% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption. If Diamond experiences a change of control, Diamond must offer to purchase for cash all or any part of each holder’s Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any. The indenture pursuant to which the Notes were issued contains customary covenants that, among other things, limit Diamond’s ability and Diamond’s restricted subsidiaries’ ability to incur additional indebtedness, make restricted payments, enter into transactions with affiliates, create liens, pay dividends on or repurchase stock, make specified types of investments, and sell all or substantially all of their assets or merge with other companies. Each of the covenants is subject to a number of important exceptions and qualifications. Under the Notes, the ability to declare or make dividend payments is permitted so long as no default or event of default shall have occurred and be continuing at the time the dividend is declared or paid.
Annual maturities of debt as of July 31, 2015 are as follows:

2016	$11,604
2017	6,729
2018	5,114
2019	626,325
2020	—
Thereafter	—
Total (1)	$649,772
(1)Balance represents principal maturities and does not include contra-debt liabilities associated with the Term Loan Facility.

(11) Income Taxes
The components of income (loss) before income taxes, by tax jurisdiction, are as follows for the fiscal years ended July 31:

	2015	2014	2013
United States	$64,452	$(142,026)	$(152,337)
Foreign	(29,194)	(20,285)	(23,852)
Total	$35,258	$(162,311)	$(176,189)
Income tax expense (benefit) consisted of the following for the fiscal years ended July 31:

	2015	2014	2013
Current
Federal	$659	$5	$(1,379)
State	48	(54)	(4)
Foreign	(58)	416	(162)
Total current	649	367	(1,545)
Deferred
Federal	2,320	2,843	(9,231)
State	445	439	(740)
Foreign	(1,186)	(1,258)	(4,762)
Total deferred	1,579	2,024	(14,733)
Total tax provision	$2,228	$2,391	$(16,278)
A reconciliation of the statutory federal income tax rate of 35% to Diamond’s effective income tax rate is as follows for the fiscal years ended July 31:

	2015	2014	2013
Federal tax at statutory rate	$12,340	$(56,809)	$(61,666)
State tax, net of federal benefit	300	221	(530)
Net tax benefit of earnings at lower rates	(8,908)	(9,756)	(9,106)
Accrual for uncertain tax positions	(2)	7	(1,458)
Compensation	401	730	(428)
Acquisition transaction costs	250	—	—
Litigation settlement - paid with stock	—	1,729	—
Financing related	4,854	17,955	7,610
Impact of tax law changes	21	(40)	(3,321)
Changes in estimates	(216)	(57)	191
Changes in valuation allowance	(7,418)	47,682	52,124
Other	606	729	306
Income taxes (benefit)	$2,228	$2,391	$(16,278)
Applicable U.S. income taxes have not been provided on approximately $75.6 million of undistributed earnings of certain foreign subsidiaries at July 31, 2015, because these earnings are considered indefinitely reinvested. The net federal income tax liability that would arise if these earnings were not indefinitely reinvested is approximately $26.4 million. Applicable U.S. income taxes are provided on these earnings in the periods in which they are no longer considered indefinitely reinvested. In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional tax expense upon such repatriation.
With respect to the Company’s stock option plans, realized tax benefits in excess of tax benefits recognized in net earnings are recorded as increases to additional paid-in capital. Excess tax benefits realized and recorded to additional paid-in capital was nil for fiscal 2015 and 2014. The Company has unrecorded excess stock option tax benefits of $2.2 million as of July 31, 2015, which will be credited to additional paid-in-capital when such amounts reduce cash taxes payable.

The tax effect of temporary differences and net operating losses which give rise to deferred tax assets and liabilities consist of the following as of July 31:

	2015	2014
Deferred tax assets:
Inventories	$2,976	$2,103
Receivables	131	224
Accruals	5,330	5,053
Compensation	3,250	2,629
State tax	57	58
Retirement benefits	2,415	2,381
Stock-based compensation costs	7,610	5,934
Other comprehensive income	1,898	1,563
State tax credits	12,504	7,865
Net operating losses	130,093	148,401
Other	2,624	1,914
Total gross deferred tax assets	168,888	178,125
Less: Valuation allowance	(143,821)	(150,845)
Deferred tax assets, net of valuation allowance	$25,067	$27,280
Deferred tax liabilities:
Debt transaction costs	$(2,016)	$(2,875)
Intangible assets	(117,056)	(116,867)
Unremitted foreign earnings	(7,854)	(8,822)
Property, plant and equipment	(8,173)	(9,337)
Other	(1,009)	(1,630)
Total deferred tax liabilities	(136,108)	(139,531)
Total net deferred tax liabilities	$(111,041)	$(112,251)
Current
Federal deferred tax assets	$24,384	$20,467
Valuation allowance	(20,251)	(16,313)
Total current net deferred tax assets	$4,133	$4,154
State deferred tax assets	$2,388	$1,947
Valuation allowance	(2,847)	(2,451)
Total current net deferred tax liability	$(459)	$(504)
Long-term
Net deferred tax assets	$6,008	$16,179
Valuation allowance	(120,723)	(132,081)
Total long-term net deferred tax liability	$(114,715)	$(115,902)
Valuation allowances have been provided to reduce deferred tax assets to amounts considered recoverable. The Company’s valuation allowance was $143.8 million and $150.8 million as of July 31, 2015 and 2014, respectively. In third quarter of fiscal 2012, as a result of cumulative losses, the Company concluded that a valuation allowance was required on certain U.S. and state deferred tax assets (principally NOL’s and California Enterprise Zone credits) because it was management’s assessment that it was no longer more likely than not that those assets could be realized. The valuation allowances may be reversed in a future period when facts and circumstances indicate that it is more likely than not that the particular deferred tax asset can be realized.
As of July 31, 2015, the Company had $348.3 million of cumulative federal tax loss carryforwards and $290.0 million of cumulative state tax loss carryforwards. Portions of federal loss carryforward will expire beginning fiscal 2032 if not used prior to that time. The state tax loss carryforwards will expire beginning fiscal 2017 through fiscal 2034. As a result of certain realization requirements of ASC 718, the table of deferred tax asset and deferred tax liabilities shown above does not include certain deferred tax assets as of July 31, 2015 and 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Stockholders’ equity will be increased by $2.2 million if and when such deferred tax assets are ultimately realized. The Company uses tax ordering rules for purposes of determining when excess tax benefits have been realized.
Additionally, at July 31, 2015, the Company had state tax credit carryforwards consisting of $13.1 million of California Enterprise Zone Credits which begin to expire in fiscal 2023, and $0.1 million of California Research and Development Credits, which have no expiration date.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	2015	2014	2013
Balance, beginning of year	$2,960	$3,544	$3,927
Tax position related to current year:
Additions	466	438	884
Tax positions related to prior years:
Additions	1,252	58	1,125
Reductions	(950)	(1,080)	(2,392)
Settlements	—	—	—
Statute of limitations closures	—	—	—
Balance, end of year	$3,728	$2,960	$3,544
Included in the balance of unrecognized tax benefits at July 31, 2015, 2014 and 2013 are potential benefits of $0.5 million, $0.6 million, and $0.7 million, respectively, which if recognized, would affect the effective tax rate on earnings.
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company recognized $0.1 million, $0.1 million, and $(0.1) million, net of federal benefit, in interest and $2 thousand, in penalties associated with uncertain tax positions for each fiscal year 2015, 2014 and 2013. The Company has accrued approximately $0.3 million, $0.2 million, and $0.2 million in interest and $0.1 million, $0.1 million, and $0.1 million in penalties for each fiscal year 2015, 2014 and 2013.
In the twelve months following July 31, 2015, audit resolutions, expirations of statute of limitations, and filing the amended returns could potentially reduce total unrecognized tax benefits by up to $1.8 million.
The Company files income tax returns in the U.S. federal and various states, local and foreign jurisdictions, primarily in the United Kingdom. The Company’s U.S. federal and state income tax returns for fiscal 2009 through fiscal 2014 and the Company’s United Kingdom tax returns for fiscal 2012 through 2014 remain open to examination.
(12) Valuation Reserves and Qualifying Accounts

	Beginning of Period	Additions charged to Costs and Expenses	Deductions from Reserves (1)	End of Period
Allowance for Doubtful Accounts
Year ended July 31, 2015	$436	$169	$(67)	$538
Year ended July 31, 2014	429	51	(44)	436
Year ended July 31, 2013	477	—	(48)	429
Inventory Reserves
Year ended July 31, 2015	$2,380	$4,760	$(4,174)	$2,966
Year ended July 31, 2014	2,080	2,740	(2,440)	2,380
Year ended July 31, 2013	3,349	3,320	(4,589)	2,080
Deferred Tax Asset Valuation Allowance
Year ended July 31, 2015	$150,845	$—	$(7,024)	$143,821
Year ended July 31, 2014	99,306	51,539	—	150,845
Year ended July 31, 2013	44,632	54,674	—	99,306

(1)	Deductions from reserves include asset write-offs and/or recoveries.

(13) Retirement Plans
Diamond provides retiree medical benefits and sponsors one defined benefit pension plan. The defined benefit pension plan is a qualified plan covering all bargaining unit employees. Plan assets are held in trust and primarily include mutual funds and money market accounts. Employees who joined the Company after January 15, 1999 are not entitled to retiree medical benefits. The Company’s previous nonqualified pension plan was terminated in fiscal 2013 and all benefits were distributed in December 2012. There are no remaining obligations under the nonqualified pension plan as of July 31, 2015 and 2014. Diamond uses a July 31 measurement date for its plans.
In March 2010, the Company determined that the defined benefit pension plan for the bargaining unit employees would be frozen at July 31, 2010 in conjunction with the execution of a new union contract. This amendment was accounted for in accordance with ASC 715, “Compensation — Retirement Benefits.”
The changes in the benefit obligation and the fair value of assets and the funded status at July 31 were:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$24,147	$21,203	$1,922	$1,758
Service cost	—	—	43	39
Interest cost	1,022	985	69	67
Plan participants’ contributions	—	—	20	18
Actuarial loss (gain)	391	2,590	(199)	110
Benefits paid	(617)	(631)	(57)	(70)
Benefit obligation at end of year	$24,943	$24,147	$1,798	$1,922

Change in Plan Assets
Fair value of plan assets at beginning of year	$16,817	$15,787	$—	$—
Actual return on plan assets	415	1,661	—	—
Employer contribution	455	—	37	52
Plan participants’ contributions	—	—	20	18
Benefits paid	(617)	(631)	(57)	(70)
Fair value of plan assets at end of year	$17,070	$16,817	$—	$—

Funded status at end of year	$(7,873)	$(7,330)	$(1,798)	$(1,922)
Assets (liabilities) recognized in the consolidated balance sheet at July 31 consisted of:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Current liabilities	$—	$—	$(140)	$(136)
Noncurrent liabilities	(7,873)	(7,330)	(1,658)	(1,786)
Total	$(7,873)	$(7,330)	$(1,798)	$(1,922)
Amounts recognized in accumulated other comprehensive income (pre-tax) as of July 31 consisted of:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Net loss (gain)	$8,099	$7,444	$(3,127)	$(3,454)
Prior service cost	—	—	—	—
Total	$8,099	$7,444	$(3,127)	$(3,454)

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of July 31 was as follow:

	2015	2014
Projected benefit obligation	$24,943	$24,147
Accumulated benefit obligation	24,943	24,147
Fair value of plan assets	17,070	16,817
Components of net periodic benefit cost (income) for the fiscal years ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Service cost	$—	$—	$—	$43	$39	$63
Interest cost	1,022	985	908	69	67	62
Expected return on plan assets	(1,167)	(1,082)	(1,006)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of net (gain) loss	488	338	723	(526)	(706)	(712)
Settlement cost	—	—	520	—	—	—
Net periodic benefit cost (income)	$343	$241	$1,145	$(414)	$(600)	$(587)
The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.6 million and nil, respectively. The estimated net actuarial gain and prior service cost for the other defined benefit post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.5 million and nil, respectively.
For calculation of retiree medical benefit cost, prior service cost is amortized on a straight-line basis over the average remaining years of service to full eligibility for benefits of the active plan participants. For calculation of net periodic pension cost, prior service cost is amortized on a straight-line basis over the average remaining years of service of the active plan participants.
Assumptions
Weighted-average assumptions used to determine benefit obligations at July 31 were as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	4.20%	4.30%	3.70%	3.70%
Weighted-average assumptions used to determine net periodic benefit cost for the fiscal years ended July 31 were as follows:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.30%	4.70%	3.09%	3.70%	4.00%	3.20%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	NA	N/A	N/A	N/A
The expected long-term rate of return on plan assets is based on the established asset allocation. Assumed trend rates for medical plans were as follows:

	2015	2014	2013
Health care cost trend rate assumed for next year	8.00%	8.25%	8.50%
Rate to which the cost trend rate assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year the rate reaches ultimate trend rate	2028	2028	2028
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$15	$(13)
Effect on post-retirement benefit obligation	176	(153)
Plan Assets
The fair values of the Company’s pension plan assets by asset category were as follows (refer to Note 4 to the Consolidated Financial Statements for description of levels):

	Fair Value Measurements at July 31, 2015
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$460	$—	$460	$—
Mutual funds — equity:
Domestic	6,136	6,136	—	—
International	2,192	2,192	—	—
Mutual funds — debt:
Government	—	—	—	—
Corporate	7,786	7,786	—	—
Other	496	496	—	—
Total	$17,070	$16,610	$460	$—

	Fair Value Measurements at July 31, 2014
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash and cash equivalents	$298	$—	$298	$—
Mutual funds — equity:
Domestic	6,632	6,632	—	—
International	2,516	2,516	—	—
Mutual funds — debt:
Government	1,699	1,699	—	—
Corporate	5,159	5,159	—	—
Other	513	513	—	—
Total	$16,817	$16,519	$298	$—
Pension obligations and expenses are most sensitive to the expected return on pension plan assets and discount rate assumptions. Other post-retirement benefit obligations and expenses are most sensitive to discount rate assumptions and health care cost trend rate.

Diamond selects the discount rate(s) by determining the present value of expected cash outflows using an appropriate corporate bond yield curve, and then using a single rate that produces the same present value. The fiscal 2015 discount rates changed due to changes in bond yields year-over-year and changes in the pattern of expected benefit payments.
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
The investment objectives for the Diamond plans are to maximize total returns within reasonable and prudent levels of risk. The plan asset allocation is a key element in achieving the expected investment returns on plan assets. The current asset allocation strategy targets an allocation of 50% for equity securities and 50% for debt securities with adequate liquidity to meet expected cash flow needs. Actual asset allocation may fluctuate within acceptable ranges due to market value variability. If fluctuations cause an asset class to fall outside its strategic asset allocation range, the portfolio will be rebalanced as appropriate.
Cash Flows
The Company expects to contribute nil to its pension plan and $0.1 million to its other postretirement benefit plan in fiscal 2016. Estimated future benefit payments, which reflect expected future service, as appropriate, expected to be paid for the next ten years are as follows:

	Pension Benefits	Other Benefits
2016	$762	$140
2017	790	104
2018	831	111
2019	886	111
2020	945	122
2021 — 2025	5,686	768
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
Defined Contribution Plan
The Company also recognized defined contribution plan expenses of $1.5 million, $1.1 million and $1.8 million for the fiscal 2015, 2014 and 2013, respectively.

(14) Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) attributable to the Company are foreign currency translation adjustments and changes in pension liabilities. Approximately $38.0 thousand gain, $0.4 million gain and $(0.5) million loss were reclassified out of accumulated other comprehensive income (loss) and into income for fiscal 2015, 2014 and 2013, respectively. These amounts were reclassified into Selling, general and administrative expenses and Costs of goods sold in the Consolidated Statement of Operations.
Changes in accumulated other comprehensive income by component, net of tax, for fiscal 2015 and 2014 were as follows:

	2015
	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total
Balance as of July 31, 2014	$(1,968)	$25,601	$23,633
Other comprehensive income (loss) before reclassifications	(944)	(16,828)	(17,772)
Amounts reclassified from accumulated other comprehensive income:
Amortization of prior gain included in net periodic pension cost	(38)	—	(38)
Net other comprehensive income (loss)	(982)	(16,828)	(17,810)
Balance as of July 31, 2015	$(2,950)	$8,773	$5,823

	2014
	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total
Balance as of July 31, 2013	$522	$3,485	$4,007
Other comprehensive income (loss) before reclassifications	(2,122)	22,116	19,994
Amounts reclassified from accumulated other comprehensive income:
Amortization of prior gain included in net periodic pension cost	(368)	—	(368)
Net other comprehensive income (loss)	(2,490)	22,116	19,626
Balance as of July 31, 2014	$(1,968)	$25,601	$23,633
(15) Related Party Transactions
In fiscal 2015, 2014 and 2013, two, three and three members of the Diamond Board of Directors, respectively, were growers or affiliates of growers from whom Diamond purchased walnuts in the ordinary course of business. In fiscal 2015, 2014 and 2013, costs associated with the acquisition of walnuts from these related parties were approximately $16.4 million for the 2014 crop, $18.7 million for the 2013 crop and $15.5 million for the 2012 crop, respectively, of which $5.8 million and $3.5 million were included in payables as of July 31, 2015 and 2014, respectively. For transactions with Yellow Chips, an unconsolidated subsidiary of the Company, refer to Note 3 to the Consolidated Financial Statements.
(16) Commitments and Contingencies
In re Diamond Foods Inc., Shareholder Derivative Litigation
In fiscal 2012, putative shareholder derivative lawsuits were filed in the Superior Court for the State of California, San Francisco County, purportedly on behalf of Diamond and naming certain executive officers and the members of Diamond’s board of directors as individual defendants. These lawsuits, which related principally to the Company’s accounting for certain payments to walnut growers in fiscal 2010 and 2011, were subsequently consolidated as In re Diamond Foods Inc., Shareholder Derivative Litigation which purports to set forth claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement. Following mediation efforts, the parties agreed to terms of a proposed settlement and the court entered an order granting final approval of the settlement on August 19, 2013. On September 23, 2013, a Notice of Appeal from the order granting final approval was filed by a single stockholder. No date for this hearing on this appeal has been scheduled. Depending on the ultimate outcome of the appeal, this matter could have a material adverse effect on the Company’s business, financial condition and results of operations.

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
The Company denies all allegations in these cases. Following mediation and settlement discussions among plaintiffs’ counsel in Klacko, Surzyn and Hall, the parties entered into a settlement agreement, and it is expected that this settlement will resolve all claims on a nationwide basis and include: Diamond to take certain injunctive relief measures to confirm labeling compliance matters; establishment of a $3.0 million common fund for claims made available to the class and for the payment of class administration and attorneys’ fees; and any funds unclaimed by the class to be provided cy pres to a charity as a food donation. The Company recognized the related settlement charges within the consolidated financial statements for fiscal 2014. On October 30, 2014, the court granted preliminary approval of the settlement and on July 20, 2015 the court granted final approval of the settlement.
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
At July 31, 2015, the Company had $13.8 million of unused letters of credit outstanding.
Operating lease expense for the fiscal 2015, 2014 and 2013 were $5.6 million, $5.4 million and $5.3 million, respectively.
At July 31, 2015, future minimum payments under non-cancelable operating leases (primarily for real property) were as follows:

Operating Leases
2016	$4,629
2017	4,774
2018	4,455
2019	4,298
2020	4,292
Thereafter	12,028
Total	$34,476

At July 31, 2015, future minimum payments under non-cancelable capital leases (primarily for real property) were as follows:

Capital Leases
2016	$3,341
2017	2,623
2018	1,579
2019	804
2020	666
Thereafter	—
Total minimum payments	9,013
Less amount representing interest	(931)
Present value of capital lease obligations	$8,082
(17) Segment Reporting
The Company has five operating segments that it aggregates into two reportable segments based on similarities between: segment economic characteristics, nature of products, production process, type of customer, methods of distribution, and regulatory environment. The Company’s two reportable segments are Snacks and Nuts. The Snacks reportable segment reports results related primarily to products sold under Kettle Brand and KETTLE Chips and Pop Secret trade names. The Nuts reportable segment reports results related primarily to products sold under Emerald and Diamond of California brands.
The Company evaluates the performance of its segments based on net sales and gross profit. Gross profit is calculated as net sales less all cost of sales. The Company’s CODM does not receive or utilize asset information to evaluate performance of operating segments, accordingly, asset-related information has not been presented. The accounting policies of the Company’s segments are the same as those described in Note 2 to the Consolidated Financial Statements.
One of the Company’s customers accounted for approximately 17%, 16% and 16% of the consolidated net sales for the fiscal 2015, 2014 and 2013, respectively, which were related to both of the Company’s segments.

The Company’s net sales and gross profit by segment for fiscal 2015, 2014 and 2013 were as follows:

	Year Ended July 31,
	2015	2014	2013
Net sales
Snacks	$480,738	$473,736	$437,955
Nuts	383,427	391,471	426,057
Total	$864,165	$865,207	$864,012
Gross profit
Snacks	$172,843	$168,568	$152,133
Nuts	55,151	39,678	53,390
Total	$227,994	$208,246	$205,523
Net sales by channel/product were as follows for fiscal 2015, 2014 and 2013 were as follows:

	Year Ended July 31,
	2015	2014	2013
Snacks	$480,738	$473,736	$437,955
Retail Nuts	311,066	331,074	365,178
Total Retail	791,804	804,810	803,133
Non-Retail International Nuts	52,929	38,558	37,993
North American Ingredient Nuts/Food Service Nuts Other	19,432	21,839	22,886
Total Non-Retail	$72,361	$60,397	$60,879
Total Net Sales	$864,165	$865,207	$864,012
The geographic distributions of the Company’s net sales for the fiscal years ended July 31 were as follows:

	2015	2014	2013
United States	$648,645	$648,664	$659,110
Europe	139,854	150,767	134,557
Other	75,666	65,776	70,345
Total	$864,165	$865,207	$864,012
Europe sales primarily consist of sales of Kettle Brand chip products produced in the United Kingdom and also include export sales of Diamond of California brand products produced in the United States.
The geographic distributions of the Company’s long-lived assets as of July 31 were as follows:

	2015	2014
United States	$107,324	$99,677
United Kingdom	29,741	32,214
Total	$137,065	$131,891

(18) Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended July 31, 2015
Net sales	$246,621	$229,667	$186,067	$201,810
Gross profit	$59,390	$61,158	$52,957	$54,489
Operating expenses	$40,398	$39,512	$36,025	$36,085
Net income	$7,694	$11,177	$6,290	$7,869
Basic earnings per share	$0.25	$0.36	$0.20	$0.25
Basic shares (in thousands)	31,042	$31,127	31,184	31,224
Diluted earnings per share	$0.24	$0.35	$0.20	$0.25
Diluted shares (in thousands)	31,468	31,545	31,671	31,784

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended July 31, 2014
Net sales	$234,668	$220,577	$190,892	$219,070
Gross profit	$57,933	$55,928	$45,096	$49,289
Operating expenses (2)	$84,190	$53,913	$56,320	$41,161
Net loss (3)	$(42,153)	$(15,060)	$(105,633)	$(1,856)
Basic loss per share	$(1.92)	$(0.68)	$(3.63)	$(0.06)
Basic shares (in thousands)	21,954	$22,052	29,119	30,993
Diluted loss per share	$(1.92)	$(0.68)	$(3.63)	$(0.06)
Diluted shares (in thousands)	21,954	22,052	29,119	30,993

(1)
In the first quarter of fiscal 2014, the Company reached a proposed agreement preliminary approval of which was granted on September 26, 2013 to settle the private securities class action pending against the Company and two of the Company’s former officers. In the fourth quarter of fiscal 2013, the Company recognized an aggregate settlement liability of $96.1 million which included a cash settlement of $11.0 million and a stock settlement valued at $85.1 million at the close of the stock market on August 20, 2013. For fiscal 2014, the Company recorded a loss of $38.1 million as a result of the change in the fair value of the stock settlement in Selling, general and administrative expenses.

(2)
In the third quarter of fiscal 2014, the Company refinanced its debt capital structure. The Company used the net proceeds of debt refinancing transaction including proceeds from Oaktree’s warrant exercise to (1) prepay approximately $348.0 million of indebtedness outstanding under, and terminate, the Secured Credit Facility, (2) prepay approximately $276.0 million of indebtedness outstanding under, and terminate, the Oaktree Senior Notes, (3) pay approximately $32.3 million of prepayment premiums to the holders of the Oaktree Senior Notes resulting in a debt extinguishment loss of approximately $83.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers) as appropriate to allow timely decisions regarding required disclosure. The President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were effective as of July 31, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As described under “Remediation Efforts” below, there were changes in our internal control over financial reporting during the quarter ended January 31, 2015 to address our previously reported material weakness related to complex and non-routine transactions. As of July 31, 2015, we concluded that these efforts were effective in remediating our material weakness.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Company management is responsible for establishing and maintaining adequate internal control over financial reporting (as is defined in the Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. We used the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting as of July 31, 2015. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2015.
PricewaterhouseCoopers LLP our independent registered public accounting firm, audited our consolidated financial statements and has issued a report on the effectiveness of our internal control over financial reporting as of July 31, 2015, as stated in their report which appears under Item 8.
REMEDIATION EFFORTS
We previously identified and disclosed in our Annual Report on Form 10-K for the periods ended July 31, 2013 and July 31, 2014, respectively, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2015, a material weakness in our internal control over financial reporting relating to complex and non-routine transactions. We noted that we did not maintain effective controls over the accounting for complex and non-routine transactions. Specifically, we did not utilize sufficient technical accounting capabilities related to complex and non-routine transactions. As of January 31, 2015, we had implemented the following remediation steps to address the previously disclosed material weakness and to improve our internal control over financial reporting:
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

We tested the newly implemented controls and found them to be effective and have concluded as of July 31, 2015 that this material weakness has been remediated.

/s/ Brian J. Driscoll	/s/ Raymond P. Silcock
Brian J. Driscoll	Raymond P. Silcock
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Date: October 1, 2015
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of fiscal 2015.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of fiscal 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of fiscal 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of fiscal 2015.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of fiscal 2015.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report:
1. Financial Statements.
(a) Report of Independent Registered Public Accounting Firm
(b) Consolidated Balance Sheets at July 31, 2015 and 2014
(c) Consolidated Statements of Operations for the years ended July 31, 2015, 2014 and 2013
(d) Consolidated Statements of Comprehensive Income (Loss) for the years ended July 31, 2015, 2014 and 2013
(e) Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2015, 2014 and 2013
(f) Consolidated Statements of Cash Flows for the years ended July 31, 2015, 2014 and 2013
(g) Notes to Consolidated Financial Statements
2. Financial Statement Schedules.
All schedules are omitted because the required information is included with the Consolidated Financial Statements or notes thereto.
3. Exhibits required by Item 601 of Regulation S-K.
The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed
3.01	First Amended and Restated Certificate of Incorporation		3.02	S-1/A	333-123576	July 15, 2005
3.02	Certificate of Elimination of Series A Junior Participating Preferred Stock		3.01	8-K	000-51439	October 29, 2014
3.03	Amended and Restated Bylaws		3.02	8-K	000-51439	October 29, 2014
4.01	Form of certificate for common stock		4.01	S-1/A	333-123576	July 18, 2005
4.02	Rights Agreement, dated as of April 29, 2005, by and between Diamond Foods, Inc. and EquiServe Trust Company, N.A.		10.23	S-1/A	333-123576	May 3, 2005
4.03	Amendment No. 1 to Rights Agreement between Diamond Foods, Inc. and Computershare Trust Company, N.A., effective April 5, 2011		4.01	8-A/A	000-51439	April 5, 2011
4.04	Amendment No. 2 to Rights Agreement between Diamond Foods, Inc. and Computershare Trust Company, N.A., effective May 22, 2012		4.1	8-K	000-51439	May 23, 2012
4.05	Amendment No. 3 to Rights Agreement between Diamond Foods, Inc. and Computershare Trust Company, N.A., effective January 16, 2014		4.1	8-A/A	000-51439	January 27, 2014
4.06	Amendment No. 4 to Rights Agreement between Diamond Foods, Inc. and Computershare Trust Company, N.A., effective October 27, 2014		4.01	8-K	000-51439	October 29, 2014

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed
4.07	Indenture, dated February 19, 2014, between Diamond Foods, Inc., the Guarantors and U.S. Bank National Association (including Form of 7.000% Senior Note due 2019)		4.1	8-K	000-51439	February 19, 2014
10.01*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement		10.02	S-1	333-123576	March 25, 2005
10.02*	Form of Restricted Stock Unit Agreement (2005 Plan)		10.02	10-Q	000-51439	December 8, 2014
10.03*	Form of Performance Share Unit Agreement (2005 Plan)		10.03	10-Q	000-51439	December 8, 2014
10.04*	Form of Tax Withholding Agreement		99.01	8-K	000-51439	July 20, 2007
10.05*	Form of Stock Withholding Agreement		99.01	8-K	000-51439	January 10, 2007
10.06*	2015 Equity Incentive Plan		4.01	S-8	333-201477	January 13, 2015
10.07*	Form of Employee Restricted Stock Unit Agreement (2015 Plan) approved January 2015		10.03	10-Q	000-51439	March 5, 2015
10.08*	Form of Employee Restricted Stock Unit Agreement (2015 Plan) approved August 2015	X
10.09*	Form of Performance Share Unit Agreement (2015 Plan) approved August 2015	X
10.10*	Form of Board of Director RSU Agreement		4.02	S-8	333-201477	January 13, 2015
10.11*	Form of Board of Director Deferral Election	X
10.12*	Summary of Non-Employee Director Compensation Arrangements, effective Fiscal 2015	X
10.13*	Annual Incentive Plan	X
10.14*	Senior Executive Incentive Plan	X
10.15*	Form of Indemnity Agreement between Registrant and each of its directors and executive officers		10.6	10-Q	000-51439	June 9, 2014
10.16*	Change of Control and Retention Agreement, dated December 17, 2008, between Lloyd Johnson and Diamond Foods, Inc.	X
10.17*	Change of Control and Retention Agreement, dated August 9, 2009, between Linda Segre and Diamond Foods, Inc.	X
10.18*	Change of Control and Retention Agreement, dated June 11, 2013, between Ray Silcock and Diamond Foods, Inc.	X
10.19*	Change of Control and Retention Agreement, dated October 18, 2013, between David Colo and Diamond Foods, Inc.	X

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed
10.20*	Form of Amendment to Change of Control and Retention Agreement (applicable to executive officers other than the CEO)		10.04	10-Q	000-51439	December 8, 2014
10.21*	Change of Control Plan		10.01	10-Q	000-51439	June 5, 2015
10.22*	Compensation Recovery Policy	X
10.23*	Employment Agreement, dated May 4, 2012, between Diamond Foods, Inc. and Brian Driscoll		99.2	8-K	000-51439	May 7, 2012
10.24*	Amendment to Employment Agreement, dated September 24, 2015, between Brian Driscoll and Diamond Foods, Inc.	X
10.25*	Offer Letter, dated August 17, 2008, between Lloyd Johnson and Diamond Foods, Inc.		10.19	10-K	000-51439	September 25, 2008
10.26*	Amendment to Offer Letter, dated December 2008, between Lloyd Johnson and Diamond Foods, Inc.	X
10.27*	Amendment to Offer Letter, dated September 24, 2015, between Lloyd Johnson and Diamond Foods, Inc.	X
10.28*	Offer Letter, dated July 15, 2009, between Linda Segre and Diamond Foods, Inc.		10.20	10-K	000-51439	September 30, 2009
10.29*	Offer Letter, dated November 21, 2012, between David Colo and Diamond Foods, Inc.		10.02	10-Q	000-51439	December 17, 2012
10.30*	Amendment to Offer Letter, dated September 25, 2015, between David Colo and Diamond Foods, Inc.	X
10.31*	Offer Letter, dated June 7, 2013, between Raymond P. Silcock and Diamond Foods, Inc.		10.01	10-Q	000-51439	June 10, 2013
10.32*	Diamond Walnut Growers, Inc. Pension Plan, as restated		10.10	S-1	333-123576	March 25, 2005
10.33	Form of Walnut Purchase Agreement		10.21	S-1/A	333-123576	May 3, 2005
10.34	Form of Walnut Purchase Agreement introduced on May 18, 2012		99.1	8-K	000-51439	May 23, 2012
10.35	Registration Rights Agreement, dated May 29, 2012, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		4.4	8-K	000-51439	May 30, 2012
10.36	Securities Purchase Agreement, dated May 22, 2012, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		99.2	8-K	000-51439	May 23, 2012
10.37	Amendment to Securities Purchase Agreement, dated May 29, 2012, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		99.1	8-K	000-51439	May 30, 2012
10.38	Warrant Exercise Agreement, dated February 9, 2014, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		10.01	10-Q	000-51439	March 11, 2014
10.39	Purchase Agreement, dated February 13, 2014, between Diamond Foods, Inc. and the purchasers party thereto		1.1	8-K	000-51439	February 19, 2014

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed
10.40	Credit Agreement, dated February 19, 2014, by and among Diamond Foods, Inc., Wells Fargo Bank, National Association, Sun Trust Bank and the other lenders party thereto		10.1	8-K	000-51439	February 19, 2014
10.41	Amendment No. 1 to Credit Agreement, dated as of June 17, 2015, by and among Diamond Foods, Inc., the lenders party thereto and Wells Fargo Bank, National Association		99.1	8-K	000-51439	June 19, 2015
10.42	Credit Agreement, dated February 19, 2014, among Diamond Foods, Inc., Credit Suisse AG, Cayman Islands Branch and the other lenders party thereto		10.2	8-K	000-51439	February 19, 2014
10.43	Amendment No. 1 to the Credit Agreement, dated as of June 18, 2015, among Diamond Foods, Inc., Kettle Foods, Inc., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch		99.2	8-K	000-51439	June 19, 2015
21.01	List of Subsidiaries of Diamond Foods, Inc.	X
23.01	Consent of Independent Registered Public Accounting Firm	X
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxely Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates management contract or compensatory plan or arrangement.
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

DIAMOND FOODS, INC.

By:	/s/ Raymond P. Silcock
Raymond P. Silcock Executive Vice President and Chief Financial Officer
Date:	October 1, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Signature Date

/s/ Brian J. Driscoll	President and Chief Executive Officer and Director	October 1, 2015
Brian J. Driscoll	(Principal Executive Officer)

/s/ Raymond P. Silcock	Executive Vice President and Chief Financial Officer	October 1, 2015
Raymond P. Silcock	(Principal Financial and Accounting Officer)

/s/ Robert J. Zollars	Director	October 1, 2015
Robert J. Zollars

/s/ Edward A. Blechschmidt	Director	October 1, 2015
Edward A. Blechschmidt

/s/ Alison Davis	Director	October 1, 2015
Alison Davis

/s/ R. Dean Hollis	Director	October 1, 2015
R. Dean Hollis

/s/ Robert M. Lea	Director	October 1, 2015
Robert M. Lea

/s/ Nigel Rees	Director	October 1, 2015
Nigel Rees

/s/ Matthew C. Wilson	Director	October 1, 2015
Matthew C. Wilson

/s/ William L. Tos Jr.	Director	October 1, 2015
William L. Tos Jr.

/s/ Dr. Celeste A. Clark	Director	October 1, 2015
Dr. Celeste A. Clark

EXHIBIT INDEX

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed
3.01	First Amended and Restated Certificate of Incorporation		3.02	S-1/A	333-123576	July 15, 2005
3.02	Certificate of Elimination of Series A Junior Participating Preferred Stock		3.01	8-K	000-51439	October 29, 2014
3.03	Amended and Restated Bylaws		3.02	8-K	000-51439	October 29, 2014
4.01	Form of certificate for common stock		4.01	S-1/A	333-123576	July 18, 2005
4.02	Rights Agreement, dated as of April 29, 2005, by and between Diamond Foods, Inc. and EquiServe Trust Company, N.A.		10.23	S-1/A	333-123576	May 3, 2005
4.03	Amendment No. 1 to Rights Agreement between Diamond Foods, Inc. and Computershare Trust Company, N.A., effective April 5, 2011		4.01	8-A/A	000-51439	April 5, 2011
4.04	Amendment No. 2 to Rights Agreement between Diamond Foods, Inc. and Computershare Trust Company, N.A., effective May 22, 2012		4.1	8-K	000-51439	May 23, 2012
4.05	Amendment No. 3 to Rights Agreement between Diamond Foods, Inc. and Computershare Trust Company, N.A., effective January 16, 2014		4.1	8-A/A	000-51439	January 27, 2014
4.06	Amendment No. 4 to Rights Agreement between Diamond Foods, Inc. and Computershare Trust Company, N.A., effective October 27, 2014		4.01	8-K	000-51439	October 29, 2014
4.07	Indenture, dated February 19, 2014, between Diamond Foods, Inc., the Guarantors and U.S. Bank National Association (including Form of 7.000% Senior Note due 2019)		4.1	8-K	000-51439	February 19, 2014
10.01*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement		10.02	S-1	333-123576	March 25, 2005
10.02*	Form of Restricted Stock Unit Agreement (2005 Plan)		10.02	10-Q	000-51439	December 8, 2014
10.03*	Form of Performance Share Unit Agreement (2005 Plan)		10.03	10-Q	000-51439	December 8, 2014
10.04*	Form of Tax Withholding Agreement		99.01	8-K	000-51439	July 20, 2007
10.05*	Form of Stock Withholding Agreement		99.01	8-K	000-51439	January 10, 2007
10.06*	2015 Equity Incentive Plan		4.01	S-8	333-201477	January 13, 2015
10.07*	Form of Employee Restricted Stock Unit Agreement (2015 Plan) approved January 2015		10.03	10-Q	000-51439	March 5, 2015
10.08*	Form of Employee Restricted Stock Unit Agreement (2015 Plan) approved August 2015	X

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed
10.09*	Form of Performance Share Unit Agreement (2015 Plan) approved August 2015	X
10.10*	Form of Board of Director RSU Agreement		4.02	S-8	333-201477	January 13, 2015
10.11*	Form of Board of Director Deferral Election	X
10.12*	Summary of Non-Employee Director Compensation Arrangements, effective Fiscal 2015	X
10.13*	Annual Incentive Plan	X
10.14*	Senior Executive Incentive Plan	X
10.15*	Form of Indemnity Agreement between Registrant and each of its directors and executive officers		10.6	10-Q	000-51439	June 9, 2014
10.16*	Change of Control and Retention Agreement, dated December 17, 2008, between Lloyd Johnson and Diamond Foods, Inc.	X
10.17*	Change of Control and Retention Agreement, dated August 9, 2009, between Linda Segre and Diamond Foods, Inc.	X
10.18*	Change of Control and Retention Agreement, dated June 11, 2013, between Ray Silcock and Diamond Foods, Inc.	X
10.19*	Change of Control and Retention Agreement, dated October 18, 2013, between David Colo and Diamond Foods, Inc.	X
10.20*	Form of Amendment to Change of Control and Retention Agreement (applicable to executive officers other than the CEO)		10.04	10-Q	000-51439	December 8, 2014
10.21*	Change of Control Plan		10.01	10-Q	000-51439	June 5, 2015
10.22*	Compensation Recovery Policy	X
10.23*	Employment Agreement, dated May 4, 2012, between Diamond Foods, Inc. and Brian Driscoll		99.2	8-K	000-51439	May 7, 2012
10.24*	Amendment to Employment Agreement, dated September 24, 2015, between Brian Driscoll and Diamond Foods, Inc.	X
10.25*	Offer Letter, dated August 17, 2008, between Lloyd Johnson and Diamond Foods, Inc.		10.19	10-K	000-51439	September 25, 2008
10.26*	Amendment to Offer Letter, dated December 2008, between Lloyd Johnson and Diamond Foods, Inc.	X
10.27*	Amendment to Offer Letter, dated September 24, 2015, between Lloyd Johnson and Diamond Foods, Inc.	X

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed
10.28*	Offer Letter, dated July 15, 2009, between Linda Segre and Diamond Foods, Inc.		10.20	10-K	000-51439	September 30, 2009
10.29*	Offer Letter, dated November 21, 2012, between David Colo and Diamond Foods, Inc.		10.02	10-Q	000-51439	December 17, 2012
10.30*	Amendment to Offer Letter, dated September 25, 2015, between David Colo and Diamond Foods, Inc.	X
10.31*	Offer Letter, dated June 7, 2013, between Raymond P. Silcock and Diamond Foods, Inc.		10.01	10-Q	000-51439	June 10, 2013
10.32*	Diamond Walnut Growers, Inc. Pension Plan, as restated		10.10	S-1	333-123576	March 25, 2005
10.33	Form of Walnut Purchase Agreement		10.21	S-1/A	333-123576	May 3, 2005
10.34	Form of Walnut Purchase Agreement introduced on May 18, 2012		99.1	8-K	000-51439	May 23, 2012
10.35	Registration Rights Agreement, dated May 29, 2012, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		4.4	8-K	000-51439	May 30, 2012
10.36	Securities Purchase Agreement, dated May 22, 2012, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		99.2	8-K	000-51439	May 23, 2012
10.37	Amendment to Securities Purchase Agreement, dated May 29, 2012, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		99.1	8-K	000-51439	May 30, 2012
10.38	Warrant Exercise Agreement, dated February 9, 2014, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		10.01	10-Q	000-51439	March 11, 2014
10.39	Purchase Agreement, dated February 13, 2014, between Diamond Foods, Inc. and the purchasers party thereto		1.1	8-K	000-51439	February 19, 2014
10.40	Credit Agreement, dated February 19, 2014, by and among Diamond Foods, Inc., Wells Fargo Bank, National Association, Sun Trust Bank and the other lenders party thereto		10.1	8-K	000-51439	February 19, 2014
10.41	Amendment No. 1 to Credit Agreement, dated as of June 17, 2015, by and among Diamond Foods, Inc., the lenders party thereto and Wells Fargo Bank, National Association		99.1	8-K	000-51439	June 19, 2015
10.42	Credit Agreement, dated February 19, 2014, among Diamond Foods, Inc., Credit Suisse AG, Cayman Islands Branch and the other lenders party thereto		10.2	8-K	000-51439	February 19, 2014
10.43	Amendment No. 1 to the Credit Agreement, dated as of June 18, 2015, among Diamond Foods, Inc., Kettle Foods, Inc., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch		99.2	8-K	000-51439	June 19, 2015
21.01	List of Subsidiaries of Diamond Foods, Inc.	X

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed
23.01	Consent of Independent Registered Public Accounting Firm	X
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxely Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates management contract or compensatory plan or arrangement.
All other schedules, which are included in the applicable accounting regulations of the Securities and Exchange Commission, are not required here because they are not applicable.