Form 10-K/A
period 2015-07-31
Diamond Foods Inc
filed 2015-11-24
CIK 1320947

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of January 31, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $650,088,792 based on the closing sale price as reported on the NASDAQ Stock Market. As of November 16, 2015, there were 31,536,043 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (“Amendment”) to the Diamond Foods, Inc. Annual Report on Form 10-K for the fiscal year ended July 31, 2015 (“Original Report”) is being filed to include information required pursuant to Part III of Form 10-K to be filed as part of the Original Report as we will not be filing our definitive proxy statement within 120 days of the end of our fiscal year ended July 31, 2015. The reference on the cover of the Original Report to the incorporation by reference of Registrant’s definitive Proxy Statement into Part III of the Annual Report is hereby amended to delete that reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Diamond Board of Directors

Class II Directors (term to expire in 2016)

Name	Age	Principal Occupation	Director Since
Dr. Celeste A. Clark	62	Principal, Abraham Clark Consulting, LLC	2014
Robert M. Lea	72	Founder and Owner, Law Offices of Robert Lea	2005
William L. Tos, Jr.	57	Co-owner, Tos Farms, Inc.	2012
Matthew C. Wilson	40	Managing Director, Oaktree Capital Management, L.P.	2012

Dr. Celeste A. Clark is the principal of Abraham Clark Consulting, LLC and consults on nutrition/health policy, brand reputation, crisis communications, and leadership development. She is also an adjunct professor at Michigan State University in the Department of Food Science and Human Nutrition. Dr. Clark was in senior management positions at Kellogg Company, including Senior Vice President of Global Public Policy and External Affairs from 2010 to 2011, Chief Sustainability Officer from 2008 to 2011, and Senior Vice President, Global Nutrition and Corporate Affairs and President, Kellogg Corporate Citizenship Fund from 2003 forward. Dr. Clark serves on the board of Mead Johnson Nutrition Company and is a trustee of the W.K. Kellogg Foundation. She also serves on several local and state boards including the Auto Club of Michigan. Dr. Clark received a B.S. in Food and Nutrition from Southern University, a M.S. in Nutrition from Iowa State University and completed her Ph.D. in Food Science at Michigan State University. Dr. Clark brings to the Board extensive experience in the food and consumer packaged goods industries as well as an extensive background in food science, regulatory affairs, nutrition, and health policy. She also has experience in board governance, risk management and compliance.

Robert M. Lea served as a member of the board of directors of our predecessor company, Diamond Walnut Growers, from 1993 to 2005. Mr. Lea has practiced law as a solo practitioner with the Law Offices of Robert Lea, since 2004. From 1984 to 2003, Mr. Lea was a partner of the law firm Lea & Arruti. Mr. Lea holds a B.A. from the University of California, Davis and a J.D. from the University of California, Berkeley, School of Law (Boalt Hall). Mr. Lea brings to Diamond extensive legal experience handling complex civil cases, business experience generally, a long-term perspective on Diamond as a result of his service on the board of directors of Diamond Walnut Growers, and his insights on the walnut industry, tree-nut commodity markets and general economic conditions affecting Diamond.

William L. Tos, Jr. is a third-generation Northern California family farmer, co-owner of Tos Farms, Inc., Tos Land Co. Inc. and Tos Exports, Inc., and a partner with the Tos Farming Company, a farm management company. Tos Farms harvests peaches, plums, nectarines, cherries, table grapes, corn, alfalfa, walnuts and almonds. Mr. Tos presently serves as a member of the California Walnut Commission and as an alternate member of the Walnut Marketing Board. From 1991 to 2005 he served as a director of Diamond Walnut Growers, Inc., the co-operative predecessor to Diamond. Mr. Tos received a B.S. degree from California Polytechnic State University. Mr. Tos brings to Diamond deep experience in agribusiness and the walnut industry, and he has a long-term perspective on Diamond as a result of his service on the board of directors of Diamond Walnut Growers.

Matthew C. Wilson has been a Managing Director with Oaktree Capital Management, L.P., an investment management firm, since November 2007 and leads the firm’s principal investments in the consumer products, food and beverage and retail sectors. Mr. Wilson worked at H.I.G. Capital, LLC from 2003 to 2007, where Mr. Wilson was a founding member of Bayside Capital, Inc., a fund focused on special situations and credit oriented investments. From 1999 to 2001 he worked at J.H. Whitney & Co in their middle market buyout group. Mr. Wilson began his career in the Investment Banking division of Merrill Lynch & Co., where he worked from 1997 to 1999. He currently serves as Chairman of Agro Merchants Group, LLC and on the boards of Billabong International Ltd., The Bridge Direct, Inc., Glam Squad, Inc., and AdvancePierre Foods, for which he chairs the Compensation Committee and serves on the Audit Committee. He is also the Chairman of the Board of Trustees of The Children’s Bureau of Los Angeles. Mr. Wilson earned a B.A. degree in Economics and History from the University of Virginia and an M.B.A. from the Harvard Business School. Mr. Wilson is the Board designee for Oaktree Capital Management, which has the right to designate one member to the Board in connection with its investment in Diamond. Mr. Wilson brings to Diamond transactional and finance expertise as well as investment experience in consumer packaged goods companies.

Class III Directors (term to expire in 2017)

Name	Age	Principal Occupation	Director Since
Edward A. Blechschmidt	63	Retired; former Chief Executive Officer Novelis Corp. and current member of two public company boards	2008
R. Dean Hollis	55	Retired; former President and Chief Operating Officer, ConAgra Foods, Inc. Consumer Foods and International Division	2012
Robert J. Zollars	58	Chairman of Vocera Communications, Inc.	2005

Edward A. Blechschmidt is a retired corporate executive. He was Chief Executive Officer of Novelis Corp. from 2006 until its sale to the Birla Group in 2007. Mr. Blechschmidt was Chairman, Chief Executive Officer and President of Gentiva Health Services, Inc., a leading provider of specialty pharmaceutical and home health care services, from 2000 to 2002. From 1999 to 2000, Mr. Blechschmidt served as Chief Executive Officer and a director of Olsten Corporation, the conglomerate from which Gentiva Health Services was split off and taken public. He served as President of Olsten from 1998 to 1999. Mr. Blechschmidt also served as President and Chief Executive Officer of Siemens Nixdorf America and Siemens Pyramid Technologies from 1996 to 1998. Prior to Siemens, he spent more than 20 years with Unisys Corporation, including serving as its Chief Financial Officer. Mr. Blechschmidt serves as a member of the board of directors of Lionbridge Technologies, Inc. and VWR Corporation. In addition, he served on the board of directors of Healthsouth Corp. from 2004 to 2012 and Columbia Labs from 2004 to 2014. He has a B.S. in Business Administration from Arizona State University and is a National Association of Corporate Directors (NACD) Board Leadership Fellow. Mr. Blechschmidt brings to the Board his extensive background in executive management, mergers and acquisitions, and his financial and accounting expertise.

R. Dean Hollis is a retired corporate executive. He was President and Chief Operating Officer of the Consumer Foods and International Division of ConAgra Foods, Inc. and served in that role from 2005 to July 2008. Mr. Hollis had management responsibility for ConAgra’s consumer and customer branded businesses consisting of over 40 global brands in 110 countries. During Mr. Hollis’ 21 years with ConAgra, he had a broad array of responsibilities, including Executive Vice President, Retail Products; President, Frozen Foods; President, Grocery Foods; President, Specialty Foods; and President, Gilardi Foods. Currently, Mr. Hollis is a Senior Advisor for Oaktree Capital Management, L.P. He also serves on the board of directors for AdvancePierre Foods, an Oaktree portfolio company, for which he is Chairman of the board of directors, Boulder Brands, Inc., for which he serves as the non-executive chair and as a member of the Audit Committee and Brownwell Talbot College Preparatory School for which he serves as the Chair of the board. In addition, he served on the board of directors of Landec Corporation from October 2009 to October 2015 and the board of trustees of Stetson University from May 2000 to May 2015. Mr. Hollis is a graduate of Stetson University. With over 20 years of experience in the food industry, Mr. Hollis provides the Board with significant expertise in marketing and sales of packaged foods, overall strategy development for food products and in-depth general management expertise for investing in food companies.

Robert J. Zollars has served as Chairman of Vocera Communications, Inc., a provider of instant wireless communications solutions, since July 2014 and as an Operating Partner of Frazier Healthcare, a provider of growth equity and venture capital to emerging health care companies, since October 2014. From June 2013 to June 2014 he served as Executive Chairman of Vocera. From 2007 until June 2013, he served as Chairman and Chief Executive Officer of Vocera Communications. From 2006 to 2007, Mr. Zollars was President and Chief Executive Officer of Wound Care Solutions, LLC, a holding company that operates chronic wound care centers in partnership with hospitals in the U.S. From 1999 to 2006, Mr. Zollars was Chairman of the Board of Directors and Chief Executive Officer of Neoforma, Inc., a provider of supply chain management solutions for the healthcare industry. From 1997 to 1999, Mr. Zollars served as Executive Vice President and Group President of Cardinal Health, Inc., a healthcare products and services company. Earlier in his career, while employed at Baxter International, a healthcare products and services company, Mr. Zollars served as President of a dietary products joint venture between Baxter International and Kraft General Foods. In addition to serving as Chairman of Vocera Communications, Inc., Mr. Zollars also serves as a member of the board of directors of Five9, Inc. and VWR Corporation. Mr. Zollars holds a B.S. from Arizona State University and an M.B.A. from John F. Kennedy University. Mr. Zollars brings to the Board his experience in serving as the chief executive of public companies and running businesses from $100 million to over $5 billion in revenue, and his expertise in general management, corporate strategy, and mergers and acquisitions.

Class I Directors (term to expire in 2018)

Name	Age	Principal Occupation	Director Since
Alison Davis	54	Managing Partner, Fifth Era	2012
Brian J. Driscoll	56	President and Chief Executive Officer of Diamond Foods, Inc.	2012
Nigel A. Rees	69	Senior Vice President and Controller, McKesson Corporation	2012

Alison Davis is the Managing Partner of Fifth Era, which invests in and incubates early stage companies. She is the former Managing Partner of Belvedere Capital, a private equity firm and regulated bank holding company focused on investments in the financial services sector, where she worked from 2004 to December 2010. From 2000 to 2003, Ms. Davis was the Chief Financial Officer and a member of the Global Management Committee of Barclays Global Investors, an institutional asset manager with $1.5 trillion of assets under management. From 1984 to 2000, Ms. Davis worked as a strategy consultant and advisor to Fortune 500 CEOs, boards and executive teams with A.T. Kearney and McKinsey & Company. Ms. Davis has extensive experience serving on the boards of directors of public companies and currently serves on the boards of the Royal Bank of Scotland, Unisys, Fiserv, Inc. and Ooma. She also served on the board of City National Bank from June 2010 to July 2011, the board of LECG Corporation from October 2007 to March 2011 and the board of Xoom Corporation from March 2010 to November 2014. Ms. Davis received a B.A. degree and M.A. degree in Economics from Cambridge University and an M.B.A. from the Stanford Graduate School of Business. With her experience in global financial services and her roles as a senior executive and as a consultant, Ms. Davis brings valuable expertise in corporate strategy, governance and financial management to our Board and to the Audit and Compensation Committees.

Brian J. Driscoll has served as President and Chief Executive Officer of Diamond and as a member of our Board since May 2012. Prior to joining Diamond, Mr. Driscoll was Chief Executive Officer of Hostess Brands from June 2010 to March 2012, which filed for Chapter 11 bankruptcy protection in January 2012. From 2002 to June 2010, he held senior management positions at Kraft Foods, Inc., including as President, Sales, Customer Service and Logistics, Kraft North America from 2007 to June 2010. Mr. Driscoll joined Kraft Foods, Inc. as a result of Kraft’s acquisition of Nabisco Biscuits and Snacks, where he worked from 1995 to 2002, first as President of Sales and Integrated Logistics and later as the Senior Vice President, Biscuit Sales and Customer Service. Earlier in his career, Mr. Driscoll held sales and sales management positions of increasing responsibility at Nestlé USA and Procter & Gamble Company. Mr. Driscoll holds a B.S. degree from St. John’s University. Mr. Driscoll brings to the Board extensive experience is the food and consumer packaged goods industries as well as a background in general management, sales and logistics.

Nigel A. Rees joined McKesson Corporation, a healthcare services and technology company, in 2001 and he serves as its Senior Vice President and Controller. Prior to joining McKesson Corporation, Mr. Rees was Senior Vice President of Finance from 1998 to 2001 for Adecco, SA, a global staffing and professional services company. From 1995 to 1998, he served as Director of Internal Audit for Tandem Computers, Inc., from 1993 to 1994, he served as the Chief Financial Officer for International Microcomputer Software, Inc., and from 1991 to 1993, he served as Vice President of Finance and Administration for Challenge Dairy Products, Inc. Mr. Rees is a C.P.A. and began his career in public accounting with Deloitte & Touche LLP. He holds an M.B.A. from the University of Washington and a B.A. from Whitman College. Mr. Rees brings to Diamond deep expertise in financial reporting, accounting and compliance.

Board and Committee Independence; Committee Membership

The Board has determined that each of Mr. Blechschmidt, Ms. Davis, Mr. Hollis, Mr. Rees, Mr. Wilson, Mr. Zollars and Dr. Clark is an “independent director” under applicable NASDAQ rules, a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934 (“Exchange Act”), and an “outside director” as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986 (“IRC”). The non-independent Board members are Mr. Driscoll, our CEO, and two directors, Mr. Lea and Mr. Tos, who are affiliated with growers from whom we purchase walnuts.

The Board has three standing committees: Audit Committee, Compensation Committee, and Nominating and Governance Committee. The membership of each committee is described below:

Director	Independent Director	Audit	Compensation	Nominating & Governance
Edward A. Blechschmidt	X		X	Chair
Alison Davis	X	X	Chair
Brian J. Driscoll
R. Dean Hollis	X	X		X
Robert M. Lea
Nigel A. Rees	X	Chair
William L. Tos, Jr.
Matthew C. Wilson	X
Robert J. Zollars	X			X
Dr. Celeste A. Clark	X		X	X

The Board has determined that each of our Audit Committee members qualifies as an “audit committee financial expert” as defined by SEC rules.

Diamond Executive Officers

The following individuals are our executive officers:

Name	Age	Position
Brian J. Driscoll	56	President, Chief Executive Officer and Director
Raymond P. Silcock	65	EVP, Chief Financial Officer
Lloyd J. Johnson	53	EVP, Chief Sales Officer
David J. Colo	52	EVP, Chief Operating Officer
Linda B. Segre	55	EVP, Chief Strategy and People Officer
Isobel A. Jones	48	EVP, General Counsel and Secretary

Brian J. Driscoll has served as President and Chief Executive Officer of Diamond and as a member of our Board since May 2012. Prior to joining Diamond, Mr. Driscoll was Chief Executive Officer of Hostess Brands from June 2010 to March 2012, which filed for Chapter 11 bankruptcy protection in January 2012. From 2002 to June 2010, he held senior management positions at Kraft Foods, Inc., including as President, Sales, Customer Service and Logistics, Kraft North America from 2007 to June 2010. Mr. Driscoll joined Kraft Foods, Inc. as a result of Kraft’s acquisition of Nabisco Biscuits and Snacks, where he worked from 1995 to 2002, first as President of Sales and Integrated Logistics and later as the Senior Vice President, Biscuit Sales and Customer Service. Earlier in his career, Mr. Driscoll held sales and sales management positions of increasing responsibility at Nestlé USA and Procter & Gamble Company. Mr. Driscoll holds a B.S. degree from St. John’s University.

Raymond P. Silcock has served as our Executive Vice President and Chief Financial Officer since June 2013. Prior to joining Diamond, Mr. Silcock was Senior Vice President & Chief Financial Officer of the Great Atlantic & Pacific Tea Company (A&P) from its emergence from bankruptcy in March 2012 until February 2013 and previously was the Head of Finance from December 2011 to March 2012. He was an independent management consultant with clients including A&P and Palm Ventures LLC from December 2009 to December 2011 and from September 2009 to December 2009 was Executive Vice President & Chief Financial Officer of KB Home. Prior to that Mr. Silcock served as Senior Vice President & Chief Financial Officer of UST Inc. from July 2007 to April 2009 when it was acquired by Altria. Before joining UST he was Executive Vice President and Chief Financial Officer of Swift and Company from 2006 to 2007 when the company was sold. Prior to that he was Executive Vice President & Chief Financial Officer of Cott Corporation from 1998 until 2005, where he oversaw the restructuring and turnaround of that business. Earlier in his career, Mr. Silcock held a variety of progressively more responsible roles at Campbell Soup Company where he worked from 1979-1997. Mr. Silcock is a member of the Board of Directors of Pinnacle Foods Inc. and is an Advisory Partner for Alliance Consumer Growth, a private equity company. He holds an M.B.A. from the Wharton School of the University of Pennsylvania and is a Fellow of the Chartered Institute of Cost & Management Accountants (UK).

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

David J. Colo has served as Executive Vice President, Chief Operating Officer of Diamond since June 2013. From December 2012 until June 2013, Mr. Colo was our Executive Vice President, Global Operations and Supply Chain. From August 2009 to December 2012, Mr. Colo served as an independent industry consultant working on organizational optimization and strategic planning. From April 2005 through July 2009, Mr. Colo held leadership positions in ConAgra Foods, Inc.’s Consumer Products division, including as the Senior Vice President Operations (January 2007 to July 2009), Senior Vice President Enterprise Manufacturing (May 2006 to December 2006) and Senior Vice President Sales and Operations Planning (April 2005 to April 2006). From January 2003 to March 2005, Mr. Colo worked in ConAgra Foods’s Commercial Production division, with his last position in such division as President, ConAgra Food Ingredients. Earlier in his career, Mr. Colo held positions of increasing responsibility at Nestle-Purina, where he worked from 1986 to 2002. Mr. Colo is a member of the Board of Directors of MGP Ingredients, Inc. Mr. Colo holds a B.S. from Southern Illinois University.

Linda B. Segre has served as Executive Vice President and Chief Strategy and People Officer since March 2014. From October 2012 to March 2014, Ms. Segre served as Senior Vice President, Corporate Strategy and Human Resources. From August 2009 to October 2012, Ms. Segre served as Senior Vice President, Corporate Strategy. From 2006 until April 2009, Ms. Segre was a Managing Director at Google.org, the corporate philanthropy organization of Google Inc., where she oversaw the climate change and global development initiatives and managed all operational aspects of the organization. From 1995 until 2006, Ms. Segre was Vice President, Officer and Director at The Boston Consulting Group, a global management consulting firm, and served as the Managing Director of the San Francisco office from 2001 until 2005. She first joined The Boston Consulting Group in 1987 and worked in a number of roles with increasing responsibilities until she became a Vice President in 1995. During her tenure at Boston Consulting Group, she focused on serving clients in the consumer goods and financial services sectors. From 1981 until 1985, Ms. Segre was a touring golf professional in the United States, Europe and Asia. Ms. Segre is a member of the Board of Directors of Callaway Golf Company. Ms. Segre holds a B.A. from Stanford University and an M.B.A. from the Stanford Graduate School of Business.

Isobel A. Jones has served as our Executive Vice President, General Counsel and Secretary since October 2014. From April 2013 to May 2014, Ms. Jones served as General Counsel and Secretary of Annie’s, Inc., a natural and organic food company, where she was the first general counsel of the newly public company. She was responsible for all legal matters, including SEC reporting and compliance, corporate governance, litigation management, contracts, intellectual property, employment matters and M&A. From January 2012 to March 2013, Ms. Jones was Vice President, General Counsel and Secretary of Peet’s Coffee and Tea, Inc. where she handled the acquisition of Peet’s by private investors. Prior to this role, from 2003 to January 2012, Ms. Jones was Associate General Counsel at Del Monte Foods, where she was responsible for SEC reporting and compliance and other general corporate matters. Ms. Jones also spent ten years at Cooley Godward LLP. Ms. Jones holds a J.D. from Harvard Law School and an A.B. from Harvard University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and officers, and persons who own shares representing more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. The SEC regulations also require these persons to furnish us with a copy of all Section 16(a) forms they file. Based solely on our review of the copies of the forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2015.

Code of Ethics

We have adopted a code of conduct and ethics for our directors, officers and employees, known as the Diamond Code of Conduct. The Diamond Code of Conduct is available through the investor relations page at our website: www.diamondfoods.com. We will post on this website any updated versions of the Diamond Code of Conduct and, if applicable, any waivers under the Code granted to our Chief Executive Officer, Chief Financial Officer, principal accounting officer (if different), controller or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

In this Compensation Discussion and Analysis (“CD&A”), we explain and analyze the material elements of the fiscal 2015 compensation arrangements for the individuals who served as our named executive officers during the year. The purpose of this discussion is to provide the context for the presentation of the specific compensation paid to our named executive officers, as shown in the tables and narrative disclosure that follow. During fiscal 2015, our named executive officers were:

•	Brian J. Driscoll, President and Chief Executive Officer

•	Raymond P. Silcock, EVP and Chief Financial Officer

•	David J. Colo, EVP and Chief Operating Officer

•	Lloyd J. Johnson, EVP and Chief Sales Officer

•	Linda B. Segre, EVP, Chief Strategy and People Officer

This CD&A is organized into nine sections:

•	Executive Summary

•	Our Compensation Philosophy

•	Summary of Fiscal 2015 Compensation Matters

•	Compensation Decision Process

•	Components of Executive Compensation

•	Compensation Decisions for Fiscal 2015

•	Tax and Accounting Considerations

•	Compensation Recovery (“Clawback”) Policy and Other Matters

•	Reconciliation of Adjusted EBITDA

Executive Summary

Fiscal 2015 marked the first fiscal year of a more stabilized operating and financial environment for Diamond Foods after a turnaround period that began in late fiscal 2012. Fiscal 2015 was a strong year in terms of year-over-year gross profit and adjusted EBITDA growth, while net revenues were largely flat compared to the prior year. We made significant progress on our strategic initiatives, resulting in expansion in our consolidated gross margin, good momentum in the transition of our Emerald brand, improved net price realization on our Diamond of California brand and strong growth, market share gains and gross margin expansion in our Kettle Brand in North America. Our results also reflected our decision to discontinue three high-volume, low-margin nut items in fiscal 2015, significant competitive pressure in the U.K., the negative impact of foreign currency exchange rates and increases in tree nut commodity costs (principally almonds). Overall, the Company results included flat net sales, gross margin expansion of 230 basis points, gross profit increase of 9.5 percent and adjusted EBITDA increase of 17.7 percent over prior year. Diamond’s annual incentive plan compensation reflected this financial performance in the components of gross profit and adjusted EBITDA, both of which increased meaningfully year-over-year but were below the plan target levels set by the Board of Directors at the beginning of the fiscal year. Adjusted EBITDA is a non-GAAP financial measure. Please refer to “Reconciliation of Adjusted EBITDA” below for a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure prepared in accordance with GAAP.

Diamond made four significant changes to its executive compensation programs for fiscal 2015. We:

•	Revised our peer group to eliminate the two largest market cap companies and add three smaller companies to the group.

•	Implemented a performance share unit (PSU) program to replace option grants for executive officers and senior vice presidents beginning in fiscal 2015. In general, for senior management, PSUs (at target) represented 60% of the shares subject to fiscal 2015 annual equity awards, with restricted stock units (RSU) comprising the remaining 40%. Final PSUs earned are dependent on Relative Total Shareholder Return (RTSR) performance measured over a three-year performance period. For this initial year of the program, to bridge the change from options which had annual vesting installments, a portion of the PSUs may vest at the end of two years based on RTSR during such period.

•	Eliminated perquisite reimbursement for our executive officers in January 2015, replacing such reimbursements with a cash allowance paid on a bi-weekly basis.

•	Added equity compensation to the list of compensation that could be recovered under our clawback policy that was implemented in fiscal 2014.

Our Compensation Philosophy

The objective of our executive compensation program is to attract, retain and motivate executives who have the capability to provide strong leadership for Diamond and increase stockholder value. To that end, our executive compensation is designed to be competitive within our industry, taking into account performance and scope of responsibility, and to have a significant portion of each named executive officer’s total compensation “at-risk” through both near-term and long-term incentive compensation arrangements. We design these incentives to reward increases in stockholder value, accomplishment of corporate strategic objectives and accomplishment of individual goals.

Our philosophy is to analyze base salaries and equity grants in the context of the median of the peer group benchmarks, with consideration given to each individual’s historical compensation, skill set, performance, tenure, internal pay relationship to other executives and importance to the organization. This philosophy is intended to reflect the Committee’s view that all elements of compensation should be structurally in line with the relevant industry standards, with flexibility to recognize strong company and individual performance. With respect to cash incentives, our philosophy is to set target bonus amounts as a percentage of base salary in the context of the median of the peer group benchmarks, and to provide our executives upside opportunity aligned to performance as incentive to achieve our strategic initiatives in support of our growth targets. Market pay information for the peer group is one of the many factors considered in determining individual executive officer compensation levels in addition to tenure, performance, organizational impact and internal equity with other executives.

Summary of Fiscal 2015 Compensation Matters

Fiscal 2015 was the first fiscal year of a more normalized operating and financial environment for Diamond Foods after a turnaround period that began in late fiscal 2012. Fiscal 2015 was a strong year in terms of year-over-year gross profit and adjusted EBITDA growth, while net revenues were largely flat compared to the prior year. We continued to focus on expanding our gross margin through increasing net price realization and managing costs in order to enable investment in innovation and brand building. Despite year-over-year growth in gross profit of 9.5% and adjusted EBITDA of 17.7%, the Company’s financial performance was below the targets established by our Board. This performance was reflected in executive compensation in line with our compensation policies.

•	Base salaries: For fiscal 2015, our CEO did not receive an increase in base salary based on a comparison with our peer group and survey data. Our COO received a three percent increase, our CFO a two percent increase, our Chief Sales Officer a two and a half percent increase and our EVP, Chief Strategy and People Officer a two percent increase to their base salaries given their levels as compared to our peer group and survey data and based on their contributions to the Company.

•	Annual Cash Incentives: In fiscal 2015, Diamond did not meet its target adjusted EBITDA and gross profit metrics for bonus purposes, but did exceed the minimum performance threshold of 90% of target for each metric. Based on the Company’s adjusted EBITDA and gross profit performance, the bonus pool available for payment was funded at 82.2% of target. The fiscal 2015 bonus payments for our named executive officers were higher than in fiscal 2014, when the bonus pool was funded at 67.5% of target.

•	CEO Equity Grant: Mr. Driscoll received a $1.8 million annual equity grant for fiscal 2015 in the form of PSUs and RSUs in October 2014 in line with the 50th percentile of Diamond’s peer group data and general industry survey data for companies with revenue of $500 million to $2.0 billion.

•	Equity Grants to Other Officers: Annual grants made to the other named executive officers in October 2014 used the 50th percentile of peer group and general industry survey data for companies with revenues between $500 million and $2 billion; in addition, the Committee considered each named executive officer’s past contributions to Diamond, the importance of their positions and the effort required to execute on the Company’s strategic priorities.

Compensation Decision Processes

Role of the Compensation Committee. The Compensation Committee (which we refer to in this section as the “Committee”) of our Board approves all decisions about compensation of our named executive officers other than our Chief Executive Officer. In fiscal 2015, for decisions affecting the compensation of the Chief Executive Officer, the Board made the ultimate compensation decision, taking into account the Committee’s recommendations.

Role of Independent Consultant. We believe that utilizing an independent compensation consultant is important in developing executive compensation programs that are reasonable and consistent with our objectives. During fiscal 2015, the Committee continued to retain Exequity to serve as a third-party compensation consultant to assist in evaluating executive compensation programs and amounts of executive and director compensation. Exequity advised the Committee on the following during fiscal 2015:

•	peer group assessment methodology and composition;

•	trends and regulatory developments for executive compensation;

•	the size and structure of the components of our executive compensation program relative to our peer group;

•	design of long-term incentives and the cost and potential dilution to our stockholders of equity incentives relative to our peer group;

•	the risks attendant in our compensation program and ways to mitigate such risk;

•	disclosures about our executive compensation; and

•	director compensation.

In the course of fulfilling these responsibilities, a representative of Exequity met with management from time to time to gather relevant information and attended Committee meetings. The Committee’s executive compensation decisions, including the specific amounts paid to our executive officers, are made through the exercise of its own judgment and may reflect factors and considerations other than the information and recommendations provided by Exequity, including role and organizational impact, internal pay relationships and experience, tenure and sustained performance over time. During fiscal 2015, Exequity provided no other services to us and received no compensation other than with respect to the services described above.

Benchmark Data. During fiscal 2015, Exequity recommended to the Compensation Committee changes in the composition of the peer group of companies to be used as benchmarks for executive officer compensation. After discussion, the Committee dropped Monster Beverage Corporation and Church & Dwight Co. and added Boulder Brands, Inc., Chiquita Brands Inc., and Cott Corporation to better align the peer group with Diamond in terms of company size and market capitalization. The Committee also decided to drop National Beverage from the peer group because it does not directly employee its chief executive or financial officers, limiting the usefulness of National Beverage as a source of comparative data. These changes resulted in a peer group of fourteen companies with median annual revenue of $1.478 billion. For fiscal 2015, our total revenue was $864 million. While Diamond’s total revenue fell below the median of the peer group, there are a limited number of branded, public food and beverage companies similar enough to Diamond’s profile to serve as meaningful comparables, and as a result, we believe the peer group provided a sufficient basis for analyzing our named executive officers’ compensation.

Our fiscal 2015 peer group and trailing twelve-months revenue, as such information was provided by Exequity in connection with its recommendation regarding peer group composition, was as follows:

Peer Company	Trailing 12-months revenue ($MM)
B&G Foods, Inc.	$687
Boston Beer Co., Inc.	$687
Boulder Brands, Inc.	$449
Chiquita Brands Inc.	$3,047
Coca-Cola Bottling Company	$1,634
Cott Corporation	$2,130
Flowers Foods, Inc.	$3,657
Hain Celestial Group, Inc.	$1,852
J&J Snack Foods Corp.	$880
Lancaster Colony Corp.	$1,170
Seneca Foods Corp.	$1,321
Snyder’s-Lance, Inc.	$1,730
Tootsie Roll Industries, Inc.	$536
Treehouse Foods Inc.	$2,226

In addition to the peer group information, Exequity analyzed information from the AON Hewitt Executive Compensation Survey using companies with revenue greater than $500 million and less than or equal to $2.0 billion. To evaluate compensation levels for the CEO and CFO, those positions were matched to the comparable position in the peer group, with additional analytical support from the AON Hewitt Executive Compensation Survey data. In evaluating compensation levels for the other named executive officers, we primarily used the Executive Compensation Survey data given the limited number of proxy position matches in the peer group.

Role of the Chief Executive Officer. Our CEO, in consultation with each of the other named executive officers and the Committee, develops individual fiscal year goals for the named executive officers. Achievement of these goals, in conjunction with the Company’s achievement of the established financial goals, serves as a basis for bonuses under our annual incentive plan. After completion of the fiscal year, the CEO reviews executive officer performance relative to individual goals and makes recommendations to the Committee about the officer’s bonus achievement. Based on the analysis conducted by Exequity, the CEO also makes recommendations regarding possible increases in base salary. The Committee reviews the CEO’s recommendations for executives other than the CEO and makes determinations regarding annual incentive plan payments and base salary.

Consideration of Most Recent Say on Pay Vote. We provide our stockholders with the opportunity to cast an advisory vote to approve executive compensation (a “say-on-pay proposal”) at each annual meeting of stockholders. At the Company’s annual meeting of stockholders held in January 2015, approximately 97% of the votes cast on the say-on-pay proposal at the meeting were voted in favor of the proposal. The Committee believes this vote affirms the stockholders’ support of the

Company’s approach to executive compensation and did not make specific changes to our executive compensation program in response to the vote. The Committee, however, continues to review and refine the design and administration of our executive pay practices. The Committee also will continue to consider the outcome of any future say-on-pay votes when making future compensation decisions for the named executive officers.

Components of Executive Compensation

The material elements of compensation for our named executive officers are base salaries, annual cash incentives and long-term equity incentives. Named executive officers also receive cash payments in lieu of perquisites, are eligible for termination benefits and participate in other employee benefit programs.

Base Salary. Base salary establishes the minimum compensation levels for our executive officers. Salary increases can be awarded in recognition of superior performance, organizational advancement and increasing levels of responsibility. Base salaries for our named executive officers are based on the Committee’s subjective determination of appropriate salary levels, taking into consideration peer group and survey information, the Chief Executive Officer’s recommendations (for named executive officers other than himself), the individual executive officer’s role in the organization, his or her performance during the prior fiscal year, and the individual’s skill set relative to business needs.

Annual Cash Incentives. Annual cash incentive compensation helps us to attract and retain executive talent and to motivate our team to pursue strategic objectives by creating opportunities for additional compensation on an annual basis contingent on performance results. Annual cash incentives are intended to promote the achievement of our annual corporate financial goals, other corporate initiatives and individual goals under our annual incentive plan, which is administered by the Committee.

Our annual incentive plan applies to all eligible employees, including executive officers. Under the annual incentive plan, eligible employees are assigned a target bonus (“Target Bonus”) and a maximum bonus (“Maximum Bonus”), each consisting of a specified percentage of the employee’s base salary. Actual bonuses paid depend upon both the level at which the annual incentive plan is funded for a particular year, which is determined by our company’s financial performance, and the individual performance of each participant. The Board of Directors, upon recommendation of the Committee, selects one or more corporate financial objectives (“AIP Metrics”) and establishes the threshold, target and maximum levels of our performance with respect to those metrics that will apply to the annual incentive plan for that fiscal year. The AIP Metrics may be any one or more company-wide financial metrics, including without limitation revenue, gross margin, gross profit, operating margin, operating profit, earnings growth, EBITDA, and any per-share or non-GAAP calculations of any such metrics, as determined in the sole discretion of the Committee. The annual incentive plan will fund as follows:

•	The annual incentive plan will be funded at the target level (“Target Funding”) determined by the Committee if the Company achieves the target level of performance (“Target Performance”) against the AIP Metrics. The Target Funding represents the aggregate of all eligible employees’ Target Bonuses, and the amount of the Target Funding is established each year.

•	The annual incentive plan will fund at the threshold level (“Threshold Funding”) determined by the Committee only if the Company achieves the threshold level of performance (“Threshold Performance”) against the AIP Metrics. In the event the Company achieves the threshold level of performance for one of the AIP Metrics, but not the other, only the portion of the plan correlated to the achieved metric will fund.

•	The annual incentive plan will fund at the maximum level (“Maximum Funding”) determined by the Committee only if the Company achieves the maximum level of performance (“Maximum Performance”) against the AIP Metrics. The amount of the Maximum Funding is 200% of the Target Funding, and the determination of what constitutes Maximum Performance will be established each year.

•	For levels of performance between the Threshold, Target and Maximum Performance levels, the level of annual incentive plan funding is interpolated on a straight-line basis or on such other basis as may be established each year.

The individual objectives against which an eligible employee may be measured may include, without limitation, corporate goals (such as revenue, gross margin, gross profit, operating margin, earnings growth, earnings per share, and non-GAAP calculations of any such metrics), departmental goals (such as category business team or functional goals relating to accomplishment of our strategic initiatives, brand or category financial performance, market share, revenue, profitability, cost efficiency, products, brand equity, human capital or other goals) or individual goals as determined in conjunction with the eligible employee’s manager.

Annual incentive award potential is based on both corporate financial objectives, representing 80 percent of incentive potential, and individual objectives, representing 20 percent of incentive potential. Corporate and individual components of the award are not mutually dependent (although payout against achievement of individual objectives is scaled by the overall corporate performance level and individual performance below expectations can result in a reduction or elimination of the corporate component for that employee). Awards are capped at 200% of target. Target cash incentives for our named executive officers, as a percent of base salary, is linked to level in the organization. In fiscal 2015, target cash incentives as a percentage of base salary were as follows for our named executive officers:

•	Chief Executive Officer: 100%

•	Executive Vice President: 70%

Equity Incentives. The Committee believes that equity awards are a key component of our executive compensation program because they help us attract, motivate and retain executive talent. Our 2015 Equity Incentive Plan, which was approved by shareholders in January 2015 and replaced our 2005 Equity Incentive plan, enables us to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units and other equity awards, and to subject those awards to vesting to promote a long-term perspective. The Committee believes that equity-based incentives help to align the interests of our executives with those of other stockholders by making a portion of the executive’s compensation and net worth dependent upon the performance of our common stock. The grant of performance share units and restricted stock units creates general corporate performance incentives that are dependent on stock price performance, as the value of such units go up or down consistent with our stock value. Additionally, our performance share units vest based on relative total shareholder return as compared to a peer group of companies. Together, the equity incentive awards are designed to reward long-term sustained share price growth.

The Committee and Board make equity awards to named executive officers annually and may make additional equity awards for recruiting, retention or other purposes. In fiscal 2015, we employed the following process:

•	The CEO presents equity award recommendations for the other named executive officers to the Committee, based on recommendations of the Committee’s compensation consultant, the individual’s contributions during the prior fiscal year, importance to the organization and scope of responsibility.

•	The Committee considers the CEO recommendations and has discretion to determine whether or not to make any equity grant and the size of any grant.

•	The Committee takes into account the grant recommendations from the compensation consultant, the total value of the other elements of the compensation package for named executive officers, the related expense and the dilution costs associated with equity grants when making its determinations.

•	The Committee makes recommendations to the full Board as to any equity grant for the CEO, with reference to benchmark data and based on corporate financial performance and individual officer performance. The Board has the discretion to determine whether to make any equity grant to the CEO and if so, the size of such grant.

The Committee makes annual grants either at in-person meetings or by unanimous written consent. From time to time, the Committee has acted by unanimous written consent to approve new hire equity grants for newly-hired officers.

Retirement Plans. Our named executive officers participate in the same 401(k) plan on the same terms provided to all administrative employees. We make a contribution of 3% of base salary into 401(k) accounts, up to a maximum set by IRS limits each year—specifically, $7,950 in calendar year 2015 and $7,800 in calendar year 2014.

Perquisites. We provide executive officers with benefits provided to employees generally, such as payment of standard life and health insurance premiums, which we believe are consistent with our overall compensation program. Prior to January 1, 2015, we also reimbursed our named executive officers for certain perquisites, such as office parking, financial planning services and health club memberships. As part of its periodic review of perquisites, effective January 1, 2015, we replaced these perquisite reimbursements provided to our named executive officers with a flexible perquisite allowance paid with our regular bi-weekly payroll.

Compensation Decisions for Fiscal 2015

Annual Incentive Plan Funding

Under our annual incentive plan, a bonus pool for employees, including named executive offices, is funded to the extent the company achieves pre-determined financial metrics. For fiscal 2015, half the bonus pool opportunity was based on achievement against an adjusted EBITDA target and the other half was based on a gross profit target. To the extent the Company achieved adjusted EBITDA or gross profit of less than 90% of target, the pool would not fund with respect to such metric. The threshold, target and maximum funding targets for fiscal 2015 were as follows, with results interpolated in a straight line between Threshold and Target and in another straight line between Target and Maximum:

Adjusted EBITDA and Gross Profit Metrics

	Threshold	Target		Maximum
Adjusted EBITDA (in millions)	$111.9	$124.3		$142.9
% of target achieved	90%	100%		115%
Funding (% of target)	50%	100	%(1)	200%

Gross profit (in millions)	$219.9	$244.3		$280.9
% of target achieved	90%	100%		115%
Funding (% of target)	50%	100	%(1)	200%

(1)	The amount of target funding resulting from adjusted EBITDA achievement is 50% of the aggregate of the target bonus potential of all employees. Adjusted EBITDA is a non-GAAP financial measure. Please refer “Reconciliation of Adjusted EBITDA” below for a reconciliation of GAAP net income to adjusted EBITDA. The amount of target funding resulting from gross profit achievement is also 50% of the aggregate of the target bonus potential of all employees.

In fiscal 2015, Diamond reported $123.8 million in adjusted EBITDA and $228.0 million in gross profit. This reflected achievement of the adjusted EBITDA metric at 97.8% and achievement of the gross profit metric at 66.6%. Taking this performance into account, and based on the recommendation of the Committee, the Board of Directors approved funding of the annual incentive plan at 82.2% of target.

Fiscal 2015 Objectives Under the Annual Incentive Plan

For fiscal 2015, the bonus potential for all of our named executive officers, including Mr. Driscoll, under the annual incentive plan was based on two factors—achievement of the same adjusted EBITDA and gross profit metrics used for annual incentive plan funding and accomplishment against personal objectives. Together, the two financial metric components represented 80 percent of the bonus potential and personal objectives accounted for 20 percent of bonus potential.

Chief Executive Officer

Base Salary. In connection with his appointment as our President and CEO, Diamond entered into an employment agreement with Mr. Driscoll in May 2012, with an initial term of three years, pursuant to which we agreed to pay him a base salary of $825,000. For fiscal 2015, Mr. Driscoll’s base salary remained at $825,000.

Annual Cash Incentive. For fiscal 2015, Mr. Driscoll’s bonus was calculated as follows:

•	Company AIP Funding: The Company AIP funded at 82.2% of target based on Company financial results.

•	Company Financial Metrics: As a result of Diamond’s adjusted EBITDA and gross profit performance, Mr. Driscoll was awarded 82.2% of the target bonus potential tied to financial metrics.

•	Personal objectives. Mr. Driscoll was evaluated on personal goals set at the beginning of the fiscal year, including execution of profitable brand strategies; eliminating cost and complexity in the organization; identifying, and if beneficial to shareholders, closing and integrating an accretive acquisition; attracting, developing and retaining top talent; and providing exemplary leadership. The Board determined that Mr. Driscoll achieved these objectives at the 75% level and accordingly, due to the scaling based on overall plan funding, awarded Mr. Driscoll 78.1% of his target bonus potential tied to these personal goals.

As a result, Mr. Driscoll received a bonus for fiscal 2015 as follows:

Equity Grant. On October 1, 2014, the Board approved a fiscal 2015 equity grant to be made on October 7, 2014 for Mr. Driscoll with a face value of $1.8 million, with 60 percent of such amount (based on the closing price of our common stock on the grant date) to be in the form of performance share units and 40 percent in the form of restricted stock units. The amount reported in the Summary Compensation Table differs from the $1.8 million because the value of a performance share unit, as determined in accordance with generally accepted accounting principles, differs from the closing price of our common stock.

In December 2012, a Performance Based Restricted Share grant was issued to Mr. Driscoll subject to a four-year cliff vest schedule with 100% of the shares vesting on the fourth anniversary of the date of grant, provided that Mr. Driscoll remains in continuous service as an employee or consultant through such date. However, the grant could have vested earlier upon the Board’s determination that adjusted EBITDA performance exceeded targets after two or three years. The Committee believed that the four-year cliff vesting aspect of this grant (and similar grants made to the other then-employed named executive officers) were appropriate to help retain the executive team while still incenting performance through the possible acceleration of vesting as the Company reached its goals. The first accelerated vesting milestone evaluated adjusted EBITDA performance over the course of fiscal 2013 and fiscal 2014 and the second accelerated vesting milestone evaluated adjusted EBITDA performance over the course of fiscal 2013, 2014 and 2015. It was determined that EBITDA performance did not exceed the established targets for each of fiscal 2013, fiscal 2014 and fiscal 2015, with no accelerated vesting of this grant occurring as a result.

Other Named Executive Officers

Base Salary and Annual Cash Incentive Targets.

In September 2014, the Committee approved increases in the base salaries of Mr. Colo, Mr. Johnson, Ms. Segre and Mr. Silcock, based on salary information at comparable companies and survey data provided by Exequity as well as considering individual contributions. The new salaries were $463,500 for Mr. Colo, $437,186 for Mr. Johnson, $357,000 for Ms. Segre and $535,500 for Mr. Silcock. As executive vice presidents, all four executive officers had a target bonus potential for fiscal 2015 of 70% of base salary and a maximum bonus potential of 140% of base salary.

Fiscal 2015 Annual Cash Incentive Payments. As noted above in “Compensation Decisions for Fiscal 2015—Annual Cash Incentive Plan Funding,” the Board approved funding of the plan at 82.2% based on our performance against financial metrics. In accordance with our annual incentive plan, individuals are assigned an individual performance rating, which can impact the amount of the financial metric bonus and personal objective bonus received. A “Needs Improvement” individual performance rating will result in a 20% reduction in the financial metric bonus otherwise payable to the participant, while a lower rating will result in no payout. Set forth below for each of our named executive officers are the annual cash incentive payment amounts for fiscal 2015 attributable to financial metrics and personable objectives:

Mr. Silcock: Mr. Silcock received a financial metric bonus of $245,720, which represented 82.2% of the targeted amount. He also received $46,073 of bonus based on personal objectives, which represented 61.7% of his targeted amount, based on accomplishments related to eliminating cost and complexity in the organization through implementation of systems; identifying, and if beneficial to shareholders, closing and integrating an accretive acquisition; achieving growth; attracting, developing and retaining top talent; and providing exemplary leadership. This payment reflected achievement of personal objectives at the 75% level, scaled by 82.2% based on overall plan funding.

Mr. Colo: Mr. Colo received a financial metric bonus of $212,354, which represented 82.2% of the targeted amount. He also received $58,397 of bonus based on personal objectives, which represented 90.4% of his targeted amount, based on accomplishments relating to profitably growing the Company’s brands; expanding the portfolio through new product innovation; executing cost savings initiatives; attracting, developing and retaining top talent; and providing exemplary leadership. This payment reflected achievement of personal objectives at the 110% level, scaled by 82.2% based on overall plan funding.

Mr. Johnson: Mr. Johnson received a financial metric bonus of $200,452, which represented 82.2% of the targeted amount. He also received $50,113 of bonus based on personal objectives, which represented 82.2% of his targeted amount, based on accomplishments relating to meeting net sales, trade spend and SG&A objectives; developing and implementing a go-to-market plan for Canada and Mexico; and providing exemplary leadership. This payment reflected achievement of personal objectives at the 100% level, scaled by 82.2% based on overall plan funding.

Ms. Segre: Ms. Segre received a financial metric bonus of $163,814, which represented 82.2% of the targeted amount. She also received $45,049 of bonus based on personal objectives, which represented 90.4% of her targeted amount based on accomplishments relating to driving corporate strategy; identifying, and if beneficial to shareholders, closing and integrating an accretive acquisition; eliminating cost and complexity; attracting, developing and retaining top talent in the organization; and providing exemplary leadership. This payment reflected achievement of personal objectives at the 110% level, scaled by 82.2% based on overall plan funding.

Equity Awards. In September 2014, the Committee approved fiscal 2015 equity grants to be made on October 7, 2014 for each of our named executive officers (other than Mr. Driscoll, whose award was approved by the Board). The Committee approved awards with the face values set forth below, with 60 percent of such amount (based on the closing price of our common stock on the grant date) to be in the form of performance share units and 40 percent in the form of restricted stock units.

•	Mr. Silcock: $750,000

•	Mr. Colo: $750,000

•	Mr. Johnson: $750,000

•	Ms. Segre: $400,000

The Committee approved these grants using the 50th percentile for equity awards in Diamond’s peer group survey data for fiscal 2015 and general industry survey data for fiscal 2015 for companies with revenues between $500 million and $2.0 billion, and also taking into account each individual’s contributions over their tenure with Diamond, the importance of their positions and the effort required to execute on the company’s strategic initiatives.

In December 2012, a Performance Based Restricted Share grant was issued to each of Mr. Johnson and Ms. Segre subject to a four-year cliff vest schedule with 100% of the shares vesting on the fourth anniversary of the date of grant, provided that the executive remains in continuous service as an employee or consultant through such date. However, the grant could have vested earlier upon the Board’s determination that adjusted EBITDA performance exceeded targets after two or three years. The Committee believed that the four-year cliff vesting aspect of these grants were appropriate to help retain the executive team while still incenting performance through the possible acceleration of vesting as the Company reached its goals. The first accelerated vesting milestone evaluated adjusted EBITDA performance over the course of fiscal 2013 and fiscal 2014 and the second accelerated vesting milestone evaluated adjusted EBITDA performance over the course of fiscal 2013, 2014 and 2015. It was determined that EBITDA performance did not exceed the established targets for each of fiscal 2013, fiscal 2014 and fiscal 2015, with no accelerated vesting of this grant occurring as a result.

Tax and Accounting Considerations

In evaluating potential compensation alternatives, the Compensation Committee may consider the possible impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) of the Code places a limit of $1 million per individual on the amount of compensation that we may deduct as a business expense for tax purposes in any year with respect to certain of our most highly paid executive officers unless, among other things, such compensation is performance-based and has been approved by stockholders. Our time-based restricted stock unit grants were not designed to be, and may not be, deductible under Section 162(m) of the Code. Additionally, our performance share units granted under our 2005 Equity Incentive Plan may not be deductible under 162(m) of the Code. However, our 2015 Equity Incentive Plan, which has been approved by our stockholders, has enabled our Compensation Committee to design awards that could qualify as “performance-based”, and may be deductible under Section 162(m) of the Code. Since the approval of our 2015 Equity Incentive Plan in January 2015, we have attempted to design new awards of performance-based restricted stock unit grants to be deductible to the extent permitted by Section 162(m) of the Code. Similarly, since January 2015, we have attempted to design our new annual incentive plan opportunities so that related cash payments (if any) may be deductible to the extent permitted by Section 162(m) of the Code. However, subsequent events or decisions may affect deductibility, the Company may determine that any portion of any compensation to our named executive officers may not be deductible and there can be no assurance that awards originally designed to be deductible will actually be deductible.

Accounting considerations also play an important role in the design of our executive compensation program. Accounting rules require us to expense the grant date fair values of our equity awards. Because of this stock-based expensing and the impact of dilution to our stockholders, we closely monitor the number and the fair values of the equity awards that are granted each year.

Compensation Recovery (“Clawback”) Policy and Other Matters

The Compensation Recovery Policy provides for the recoupment of incentive-based cash compensation and equity compensation awarded to the Company’s executive officers. The policy provides that if an executive officer engaged in fraud or intentional misconduct that materially contributed to the need for an accounting restatement, the officer shall be required to reimburse the full amount of any incentive-based cash compensation and equity compensation that resulted during the period of the restatement.

Pursuant to our insider trading compliance policy, our CEO and CFO are required to pre-clear all market trading activity in Diamond securities with our Board Chair or Compensation Committee Chair. Furthermore, our executive officers and Board members may not purchase Diamond securities on margin, borrow against any account in which Diamond securities are held, or pledge Diamond securities as collateral for a loan without the express written consent of Diamond’s insider trading compliance officer, which may be provided in the compliance officer’s discretion.

Reconciliation of Adjusted EBITDA

Diamond’s management uses adjusted EBITDA as a measure of the Company’s operating performance and adjusted EBITDA was selected as one of the two financial measures of Company performance under our annual incentive plan for fiscal 2015. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a substitute for financial measures prepared in accordance with GAAP. Diamond’s non-GAAP financial measures do not reflect a comprehensive system of accounting principles, and differ both from GAAP financial measures and from non-GAAP financial measures used by other companies. Diamond urges investors to review its reconciliation of net income to adjusted EBITDA and also urges investors to review its GAAP financial statements generally to evaluate its business.

Fiscal Year Ended July 31, 2015
Net income	$33,030
Income taxes	2,228

Income before income taxes	35,258
Other income	41
Interest expense, net	40,757

Income (loss) from operations	75,974

Certain legal expenses	3,288
Litigation settlement reserve and related legal expenses	262
Fishers plant closure and related costs	1,191
Certain expenses associated with the Emerald brand packaging transition	2,727
Acquisition related transaction costs	869
Idle equipment impairment	244
UK workforce reduction expenses	716
Other SG&A adjustments(1)	48
Stock-based compensation expense	9,576
Depreciation and amortization expense	28,857

Adjusted EBITDA	$123,752

(1)	Represents U.K. compensation alignment benefit and foreign distributor exit benefit for fiscal 2015.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.

Respectfully submitted by the members of the Compensation Committee of the Board of Directors.

Alison Davis, Chair

Edward A. Blechschmidt

Dr. Celeste A. Clark

Risk Assessment

The Compensation Committee considers whether our compensation programs encourage unnecessary or excessive risk taking. Based on the committee’s most recent review in June 2015, we believe that our compensation programs do not encourage unnecessary or excessive risk taking. In particular, the executive compensation program is intended to reflect a balanced approach to compensation and uses both quantitative and qualitative assessments of performance to avoid undue emphasis on any single performance measure or time period of performance.

•	Base salaries are fixed and, for executive officers, reviewed each year by the Compensation Committee. Since our compensation programs balance fixed and variable pay and because base salaries for executives do not vary unless the Compensation Committee approves an adjustment in its discretion, we do not believe that salaries encourage unnecessary or excessive risk taking.

•	Our annual cash incentive plan focuses on achievement of key financial measures to fund the plan each year, and then individual awards are based on these financial measures and accomplishment of individual objectives. Management and the Compensation Committee believe this approach to annual incentive cash compensation appropriately balances risk and the desire to focus employees on specific annual goals that we believe are important to our success. Since our annual cash incentive plan represents only a portion of employees’ total compensation opportunities, the measures and objectives are designed to be consistent with our overall business plan and strategy, as approved by the Board, award opportunities are capped and the Compensation Committee retains ultimate discretion to evaluate performance and determine payouts, we believe that the annual cash incentive program does not encourage unnecessary or excessive risk taking.

•	Our equity grants to employees are in time-based restricted stock units, which we refer to as RSUs, and performance-based restricted stock units, which we refer to as PSUs. We believe these awards provide long-term incentives and align our employees’ (and particularly our executives’) interests with those of stockholders. Since grants are subject to long-term vesting schedules, we believe the grants help ensure that executives have significant value tied to long-term stock price performance. We believe that using relative total shareholder return as the vesting basis for PSUs reinforces that relationship. We believe equity awards also serve as a retention tool in keeping executive-level talent as a result of the vesting schedule. Each year, the Compensation Committee has discretion to determine whether to use equity awards, and whether to use a mix of different forms of equity grants or a single type of equity award. We also maintain stock ownership guidelines and a clawback policy to help mitigate the potential for risky behavior.

Executive Compensation

Summary Compensation Table

The following table presents the compensation of our named executive officers for the fiscal years indicated. We also provide benefits to our executive officers that are generally available to all of our employees.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Brian J. Driscoll	2015	$825,000	$—	$1,937,333	$—	$644,243	$67,007	(4)	$3,473,583
President and Chief Executive Officer	2014	825,000	—	899,940	899,998	556,875	61,153		3,242,966
	2013	825,000	—	2,499,790	2,499,997	941,000	81,350		6,847,137

Raymond P. Silcock	2015	533,803	—	807,173	—	291,793	47,296	(5)	1,680,065
Executive Vice President and Chief Financial Officer	2014	525,200	—	299,966	299,996	248,063	127,892		1,501,117
	2013	58,555	63,000	649,954	649,991	—	312,815		1,734,318

David J. Colo	2015	461,318	—	807,173	—	270,751	45,246	(6)	1,584,488
Executive Vice President, Chief Operating Officer	2014	450,000	—	299,966	299,996	212,625	42,899		1,305,485
	2013	256,731	—	549,955	549,998	239,000	166,851		1,762,536

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Lloyd J. Johnson	2015	435,462	—	807,173	—	250,565	51,414	(7)	1,544,614
Executive Vice President, Chief Sales Officer	2014	426,523	—	199,970	199,997	217,655	53,778		1,097,923
	2013	426,523	533,154	374,954	374,995	412,000	47,726		2,169,352

Linda B. Segre	2015	355,868	—	430,505	—	208,863	35,137	(8)	1,030,373
Executive Vice President and Chief Strategy and People Officer	2014	337,115	—	149,983	149,998	135,683	27,097		799,877
	2013	300,800	377,650	224,964	224,997	203,000	19,394		1,350,805

(1)	Fiscal 2015 salary amounts for each of Mr. Silcock, Mr. Colo, Mr. Johnson and Ms. Segre include salary increases effective September 29, 2014.
(2)	Represents the aggregate grant date fair value of restricted stock awards, restricted stock units, performance-based restricted stock units, and option awards, even though the award is subject to vesting. The grant date fair value is determined in accordance with ASC Topic 718. Amounts are based on our ASC Topic 718 assumptions described in “Note 5 of the Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K, without regard to forfeitures. The maximum potential value of the PSUs (assuming the highest level of performance achieved) were $4,319,993 for Mr. Driscoll, $959,987 for Ms. Segre, and $1,799,901 for each of Mr. Silcock, Mr. Colo and Mr. Johnson.
(3)	Represents payments made pursuant to our annual incentive plan.
(4)	Includes a $25,961 flexible perquisite allowance, representing a $45,000 annual allowance pro-rated for fiscal 2015 for the period from January 1, 2015 through July 31, 2015. Also includes annual financial planning and automobile allowance, office parking, health club membership, health care costs reimbursements, 401(k) contributions and premiums for health, disability and life insurance.
(5)	Includes an $11,538 flexible perquisite allowance, representing a $20,000 annual allowance pro-rated for fiscal 2015 for the period from January 1, 2015 through July 31, 2015. Also includes automobile allowance, 401(k) contributions, office parking, health club membership, health care costs reimbursements and premiums for health, disability and life insurance.
(6)	Includes an $11,538 flexible perquisite allowance, representing a $20,000 annual allowance pro-rated for fiscal 2015 for the period from January 1, 2015 through July 31, 2015. Also includes health club membership, automobile allowance, health care costs reimbursements, 401(k) contributions and premiums for health, disability and life insurance.
(7)	Includes a $14,423 flexible perquisite allowance, representing a $25,000 annual allowance pro-rated for fiscal 2015 for the period from January 1, 2015 through July 31, 2015. Also includes health care costs reimbursements, automobile allowance, health club membership, financial planning services, 401(k) contributions, and premiums for health, disability and life insurance.
(8)	Includes an $11,538 flexible perquisite allowance, representing a $20,000 annual allowance pro-rated for fiscal 2015 for the period from January 1, 2015 through July 31, 2015. Also includes health care costs reimbursements, health club membership, office parking, 401(k) contributions and premiums for health, disability and life insurance.

2015 Grants of Plan-Based Awards

Name	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock and Option Awards(4)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Brian J. Driscoll	N/A	N/A	$132,000	$825,000	$1,650,000	—	—	—	—	$—
	10/7/14	10/1/14	—	—	—	—	—	—	25,017	719,989
	10/7/14	10/1/14	—	—	—	9,382	37,526	75,052	—	1,217,343

Raymond P. Silcock	N/A	N/A	59,786	373,662	747,324	—	—	—	—	—
	10/7/14	9/30/14	—	—	—	—	—	—	10,423	299,974
	10/7/14	9/30/14	—	—	—	3,909	15,635	31,270	—	507,199

David J. Colo	N/A	N/A	51,668	322,923	645,846	—	—	—	—	—
	10/7/14	9/30/14	—	—	—	—	—	—	10,423	299,974
	10/7/14	9/30/14	—	—	—	3,909	15,635	31,270	—	507,199

Lloyd J. Johnson	N/A	N/A	48,772	304,823	609,646	—	—	—	—	—
	10/7/14	9/30/14	—	—	—	—	—	—	10,423	299,974
	10/7/14	9/30/14	—	—	—	3,909	15,635	31,270	—	507,199

Linda B. Segre	N/A	N/A	39,857	249,108	498,216	—	—	—	—	—
	10/7/14	9/30/14	—	—	—	—	—	—	5,559	159,988
	10/7/14	9/30/14	—	—	—	2,085	8,339	16,678	—	270,517

(1)	Reflects potential payouts of amounts that could have been earned with respect to the fiscal 2015 threshold, target and maximum levels under the Diamond annual incentive plan. The actual payouts of amounts have been determined and such amounts have been reported under the heading “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table above. The maximum reflects a cap of 200% of target. The threshold is intended to represent the smallest possible payout, if any payout is made, under the annual incentive plan and reflects:

•	Achievement of personal objectives at the 0% performance level;

•	A “Needs Improvement” rating for personal objectives, resulting in a 20% reduction in amounts otherwise payable with respect to the financial metrics; and

•	Achievement of one of the financial metrics at threshold performance and achievement of the other at below threshold performance, resulting in funding at 50% and 0%, respectively, with respect to the financial metrics and overall funding of the annual incentive plan at 25% of target.

The threshold amount is not a minimum amount; annual incentive awards may be zero. If both financial metrics are achieved below threshold, the plan will not be funded. Additionally, poor performance against personal objectives can result in no payment under the plan, regardless of the Company’s performance against the financial metrics.

(2)	The awards of PSUs were granted under the 2005 EIP. The PSUs vest as set forth below upon the achievement of relative total shareholder return during the three-year performance period from August 1, 2014 to July 31, 2017, with the possibility of 40% of the PSUs granted vesting two years from the grant date (i.e., October 7, 2016) if relative total shareholder return during the two-year performance period from August 1, 2014 to July 31, 2016 exceeds an established goal.

Relative TSR Percentile Ranking	Maximum Vest Percentage
>85th percentile	= 200%
75th to 85th percentile	= 150% plus 5% for each percentile > 75th
75th percentile	= 150%
50th to 75th percentile	= 100% plus 2% for each percentile > 50th
50th percentile	= 100%
25th to 50th percentile	= 100% minus 3% for each percentile > 25th
25th percentile	= 25%
≤ 25 percentile	= 0%

See “Potential Payments upon Employment Termination or Change of Control Events” for additional information.

(3)	The awards of RSUs were granted under the 2005 EIP. The RSUs vest as to one-fourth of the shares on each anniversary of grant. See “Potential Payments upon Employment Termination or Change of Control Events” for additional information.
(4)	Amounts shown represent the grant date fair value under ASC Topic 718 without giving effect to any forfeiture rate and, with respect to the PSUs, amounts are based upon the probable outcome of such awards.

2015 Outstanding Equity Awards at Fiscal Year End

	Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock that have Not Vested (#)(2)		Market Value of Shares or Units of Stock that have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)(3)
Brian J. Driscoll	165,483	(4)	55,160	(4)	$13.34	11/19/2022	11/19/2012	28,110	(4)	$908,234
	83,035	(5)	49,820	(5)	14.67	12/19/2022	12/19/2012	11,349	(5)	366,686
							12/19/2012	45,466	(6)	1,469,006
	35,359		45,462	(7)	20.89	10/2/2023	10/2/2013	32,311	(7)	1,043,968
							10/7/2014	25,017	(11)	808,299
							10/7/2014				9,382	(12)	$303,132

Raymond P. Silcock	32,597	(8)	32,597	(8)	18.97	6/12/2023	6/12/2013	17,132	(8)	553,535
	11,786		15,154	(7)	20.89	10/2/2023	10/2/2013	10,770	(7)	347,979
							10/7/2014	10,423	(11)	336,767
							10/7/2014				3,909	(12)	126,300

David J. Colo	45,669	(5)	27,401	(5)	14.67	12/19/2022	12/19/2012	18,745	(5)	605,651
	11,786		15,154	(7)	20.89	10/2/2023	10/2/2014	10,770	(7)	347,979
							10/7/2014	10,423	(11)	336,767
							10/7/2014				3,909	(12)	126,300

Lloyd J. Johnson	33,000		—		28.03	9/30/2018		—		—
	35,259	(9)	—		40.56	10/07/2020		—		—
	21,171	(10)	1,412	(10)	91.13	9/22/2021	9/22/2011	1,852	(10)	59,838
	31,137	(5)	18,683	(5)	14.67	12/19/2022	12/19/2012	4,260	(5)	137,641
							12/19/2012	17,041	(6)	550,595
	7,857		10,103	(7)	20.89	10/2/2023	10/2/2013	7,179	(7)	231,953
							10/7/2014	10,423	(11)	336,767
							10/7/2014				3,909	(12)	126,300

	Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock that have Not Vested (#)(2)		Market Value of Shares or Units of Stock that have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)(3)
Linda B. Segre	10,000		—		33.00	10/01/2019		—		—
	11,753	(9)	—		40.56	10/07/2020		—		—
	12,545	(10)	837	(10)	91.13	9/22/2021	9/22/2011	1,097	(10)	35,444
	18,682	(5)	11,210	(5)	14.67	12/19/2022	12/19/2012	2,556	(5)	82,584
							12/19/2012	10,224	(6)	330,337
	5,894		7,576	(7)	20.89	10/2/2023	10/2/2013	5,385	(7)	173,989
							10/7/2014	5,559	(11)	179,611
							10/7/2014				2,085	(12)	67,366

(1)	Represents stock option awards that vest subject to continued employment with Diamond. All options set forth in the table have a ten-year term. In general, the unvested portion of an option will expire prior to its stated expiration date in the event of the optionee’s termination of employment. See “Potential Payments upon Employment Termination or Change of Control Events” for additional information.
(2)	Represents restricted stock or restricted stock unit (RSU) awards that vest subject to continued employment with Diamond. See “Potential Payments upon Employment Termination or Change of Control Events” for additional information. The market value of the unvested restricted shares was computed using $32.31, which was the closing price of Diamond common stock on July 31, 2015.
(3)	Represents performance share unit (PSU) awards that vest based upon the achievement of established performance metrics. See “Potential Payments upon Employment Termination or Change of Control Events” for additional information. PSUs are reported in the table based on threshold and the related market value of such threshold amounts was computed using $32.31, which was the closing price of Diamond common stock on July 31, 2015.
(4)	The options were granted on November 19, 2012 in connection with Mr. Driscoll’s employment with Diamond. One-fourth of the options vested on May 8, 2013, with the balance vesting in 12 equal quarterly installments thereafter until fully vested on May 8, 2016. The shares of restricted stock were granted on November 19, 2012 in connection with Mr. Driscoll’s employment with Diamond and vest in four equal annual installments, beginning on May 8, 2013, until fully vested on May 8, 2016.
(5)	These options were granted on December 19, 2012. One-fourth of the options vested on December 19, 2013, with the balance vesting in 12 equal quarterly installments thereafter until fully vested on December 19, 2016. The shares of restricted stock were granted on December 19, 2012 and vest in four equal annual installments on the anniversary of the grant date, until fully vested on December 19, 2016.
(6)	These RSUs were granted on December 19, 2012 to each of Mr. Driscoll, Mr. Johnson and Ms. Segre. 100% of the awards vest on the fourth anniversary of the date of grant. The award could have vested earlier upon the Board of Directors’ determination that adjusted EBITDA performance after two or three years exceeded established targets. Neither target for accelerated vesting was achieved and accordingly no acceleration of vesting occurred.
(7)	These options were granted on October 2, 2013. One-fourth of the options vested on October 2, 2014, with the balance vesting in 12 equal quarterly installments thereafter until fully vested on October 2, 2017. The shares of restricted stock were granted on October 2, 2013 and will vest in four equal annual installments on the anniversary of the grant date, until fully vested on October 2, 2017.
(8)	The options were granted on June 12, 2013 in connection with Mr. Silcock’s employment with Diamond. One-fourth of the options vested on June 12, 2014, with the balance vesting in 12 equal quarterly installments thereafter until fully vested on June 12, 2017. The shares of restricted stock were granted on June 12, 2013 in connection with Mr. Silcock’s employment with Diamond, and will vest in four equal annual installments on the anniversary of the grant date, until fully vested on June 12, 2017.
(9)	These options were granted on October 7, 2010 with a vesting commencement date of August 9, 2010. One-fourth of the options vested on the first anniversary of the vesting commencement date, with the balance vesting in 12 equal quarterly installments thereafter until fully vested on August 9, 2014. The shares of restricted stock were granted on October 7, 2010 with a vesting commencement date of August 9, 2010, and will vest in four equal annual installments on the anniversary date of the vesting commencement date, until fully vested on August 9, 2014.
(10)	These options and shares of restricted stock were granted on September 22, 2011. One-fourth of the options vest on the first anniversary of the vesting commencement date, with the balance vesting in 12 equal quarterly installments thereafter until fully vested on September 22, 2015. The restricted shares vest in four equal annual installments on each anniversary of the vesting commencement date, until fully vested on September 22, 2015.

(11)	These RSU awards have a vesting commencement date of October 7, 2015. The RSUs will vest in 4 equal installments from the vesting commencement date.
(12)	The awards of PSUs were granted under the 2005 EIP. The PSUs vest upon the achievement of relative total shareholder return during the three-year performance period from August 1, 2014 to July 31, 2017, with the possibility of 40% of the PSUs granted vesting two years from the grant date (i.e., October 7, 2016) if relative total shareholder return during the two-year performance period from August 1, 2014 to July 31, 2016 exceeds an established goal.

2015 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Brian J. Driscoll	—	$—	44,557	$1,241,573
Raymond P. Silcock	—	—	12,156	373,637
David J. Colo	—	—	12,963	369,212
Lloyd J. Johnson	—	—	9,612	266,324
Linda B. Segre	—	—	5,248	145,976

(1)	Represents shares of restricted stock that vested during fiscal 2015.
(2)	Calculated using the closing price of our common stock on the date of vesting.

Potential Payments upon Employment Termination and Change of Control Events

Mr. Driscoll. Pursuant to Mr. Driscoll’s employment agreement, in the event he is terminated for cause, or in the event of his death or disability, or in the event of his voluntary termination, Mr. Driscoll will receive “Accrued Compensation,” which includes:

•	any earned but unpaid base salary and earned but unused vacation or paid time off;

•	except in the case of termination for cause, any bonus earned and payable from a prior year that remains unpaid;

•	other unpaid vested benefits under compensation, incentive and benefit plans; and

•	reimbursement for expenses incurred, as of such termination of employment.

In addition, in the event of Mr. Driscoll’s death or disability:

•	Mr. Driscoll’s new-hire restricted stock award will be deemed to have vested on a quarterly rather than annual basis; and

•	Mr. Driscoll will receive an amount equal to the annual bonus for the fiscal year in which termination occurs to the extent that performance objectives are achieved, pro-rated for the number of days he was employed during such fiscal year.

If Mr. Driscoll is terminated without cause, has a constructive termination or if Diamond chooses not to renew his contract resulting in a termination of employment, not in connection with a change in control of Diamond, Mr. Driscoll will receive:

•	the Accrued Compensation;

•	a lump sum payment equal to 24 months of his then current base salary;

•	an amount equal to the annual bonus for the fiscal year in which termination occurs to the extent that performance objectives are achieved, pro-rated for the number of days he was employed during such fiscal year; and

•	a lump sum payment equal to the cost of 18 months of COBRA health benefits.

In addition, in such event, Mr. Driscoll’s new-hire restricted stock award will be deemed to have vested on a quarterly rather than annual basis.

If Mr. Driscoll is terminated without cause or has a constructive termination in connection with a change in control of Diamond, Mr. Driscoll will receive:

•	the Accrued Compensation;

•	a lump sum payment equal to 30 months of his then current base salary;

•	a lump sum payment equal to 250% of his target bonus for the current fiscal year;

•	a lump sum payment equal to the cost of 18 months of COBRA health benefits;

•	an amount equal to the annual bonus for the fiscal year in which termination occurs to the extent that performance objectives are achieved, pro-rated for the number of days he was employed during such fiscal year; and

•	acceleration of all his then unvested equity awards.

Severance Arrangements with other Named Executive Officers. Each of Mr. Johnson, Mr. Silcock, Mr. Colo and Ms. Segre is party to a change of control and retention agreement under which the executive officer will receive, in addition to accrued compensation similar to Mr. Driscoll, the following severance payments in the event employment is terminated without cause, or if the individual resigns for good reason, within twelve months after a change of control of Diamond:

•	a lump sum payment equal to a multiple of his or her current yearly salary and bonus as follows:

•	Mr. Johnson: two times salary and maximum annual bonus.

•	Ms. Segre: one times salary and maximum annual bonus.

•	Mr. Silcock and Mr. Colo: one times salary and target annual bonus.

•	reimbursement for up to 18 months of COBRA health benefits.

In addition, the vesting of the executive officer’s restricted stock, stock options and other equity awards (except for any performance share unit award that provides for accelerated vesting upon a change of control) will accelerate in full.

In the event Mr. Johnson, Mr. Silcock or Mr. Colo is terminated without cause, other than in connection with a change of control of Diamond, such executive is entitled to a severance arrangement in his employment-related agreement as follows:

•	Mr. Johnson: payment of 170% of annual base salary and twelve months of equity acceleration.

•	Mr. Silcock: payment of 12 months of base salary and target bonus for the year in which termination occurs, and his new-hire restricted stock award will be deemed to have vested on a quarterly rather than annual basis.

•	Mr. Colo: payment of 170% of annual base salary and his new-hire restricted stock award will be deemed to have vested on a quarterly rather than annual basis.

In addition, Mr. Silcock and Mr. Colo will receive an amount equal to 12 months of COBRA health benefits. The severance arrangements for each of Mr. Silcock and Mr. Colo (absent a change of control) terminate after such executive has been an employee for three years.

Change of Control Plan. Each of Mr. Driscoll, Mr. Johnson, Mr. Silcock, Mr. Colo, and Ms. Segre has the option to participate in our Change of Control Plan, which provides for severance benefits to designated employees in the event his or her employment is terminated without cause, or if the designated employee resigns for good reason, within twelve months after a change of control of Diamond. In the event any named executive officer elects to participate in our Change of Control Plan, the executive officer would not be entitled to any benefits under any other severance arrangements. We believe that in most cases the benefits provided under our Change of Control Plan are not as favorable as the benefits provided to our named executive officers under their other severance arrangements. As of July 31, 2015, no named executive officer had elected to participate in our Change of Control Plan.

Acceleration Pursuant to Equity Incentive Plans. All outstanding equity awards will vest upon a change of control of Diamond if the equity awards under our 2005 EIP and our 2015 EIP are not assumed by the acquirer. As of July 31, 2015, no named executive officer held an award under the 2015 EIP. Additionally, even if awards are generally assumed, unvested performance share unit awards granted under our 2005 EIP shall vest at target upon a change of control of Diamond, unless such change of control occurs prior to the first anniversary of the grant date for such awards, in which case the vesting will be pro-rated based on the number of months from the grant date to the change of control date, divided by 36.

Change of Control Definition. Change of control is defined in each of the agreements and plans referred to above. In general, a change of control will be deemed to occur if we sell all or substantially all of our assets, complete a merger after which our stockholders before the merger do not own more than 50% of the surviving or successor entity’s outstanding voting securities after the merger, any person or entity acquires 50% or more of our outstanding voting securities, or a majority of our directors cease to be directors over any twelve-month period.

No Gross-Up. None of our change of control agreements provide for tax gross-ups for Internal Revenue Code section 280G excess benefits.

The table below presents estimated payments and benefits that would have been provided to each of our named executive officers assuming their respective terminations or a change of control of Diamond as of July 31, 2015. In general, as a condition of receiving any severance benefits in connection with the agreements referred to above the executive must execute a full waiver and release of all claims (other than any rights the executive may have to be indemnified by Diamond) in our favor and agree to abide by covenants regarding confidentiality, non-solicitation of employees, non-interference with our business relationships and non-competition. In addition to the benefits described in the tables below, upon termination of employment executive officers may be eligible for other benefits that are generally available to all salaried employees, such as life insurance, long-term disability, and 401(k) benefits.

	Brian J. Driscoll		Raymond P. Silcock		David J. Colo		Lloyd Johnson	Linda B. Segre
Change of Control:
Acceleration of unvested October 2014 PSUs(1)	$336,767		$140,322		$140,322		$140,322	$74,830

Total	$336,767		$140,322		$140,322		$140,322	$74,830

Termination without Cause after Change of Control(2):
Cash Severance	$4,125,000		$910,350		$787,950		$2,098,493	$856,800
Post-termination COBRA	$7,865		$22,572		$29,238		$32,159	$10,965
Acceleration of unvested restricted stock/RSUs/PSUs(1)	$4,932,962		$1,378,603		$1,430,719		$1,457,116	$876,796
Acceleration of unvested options(1)	$2,444,386		$607,903		$656,412		$444,944	$284,262

Total	$11,510,213		$2,919,428		$2,904,319		$4,032,712	$2,028,823

Termination without Cause(3):
Cash Severance	$1,650,000		$910,350		$787,950		$743,216	—
Post-termination COBRA	$7,865		$15,048		$19,492		—	—
Acceleration of unvested restricted stock/RSUs/PSUs(1)	—	(4)	—	(4)	$151,405	(4)	$290,144	—
Acceleration of unvested stock options(1)	—		—		—		$228,122	—

Total	$1,657,865		$925,398		$958,847		$1,261,482	—

(1)	Amounts shown represent acceleration of vesting triggered by change of control or termination event, as applicable, based on $32.31 per share, which was the closing price of our stock on July 31, 2015.
(2)	Includes, with respect to Mr. Driscoll, constructive termination, and with respect to Mr. Silcock, Mr. Colo, Mr. Johnson and Ms. Segre, resignation for good reason.
(3)	Includes, with respect to Mr. Driscoll, constructive termination and nonrenewal of his employment agreement by Diamond resulting in a termination of employment.
(4)	Represents deemed quarterly vesting of new-hire grant. In the event of a termination on the last day of our fiscal year, such deemed quarterly vesting would result in no additional vesting for Mr. Driscoll and Mr. Silcock and two quarters of additional vesting for Mr. Colo.

Director Compensation

Fiscal 2015 Compensation

During fiscal 2015, non-employee members of our Board were compensated through cash retainers, RSUs and stock option awards. The standard, annualized compensation program for non-employee during fiscal 2015 was as follows:

Board Retainer:		Compensation Committee Retainer:
Chairman of the Board	$145,000	Committee Chair	$12,000
Board Members (other than Chairman)	$60,000	Other Committee Members	$7,000

Audit Committee Retainer:		Nominating & Governance Committee:
Committee Chair	$18,000	Committee Chair	$11,000
Other Audit Committee Members	$8,000	Other Committee Members	$4,000

In addition to the retainers set forth above, during fiscal 2015, directors were entitled to receive $1,500 per diem for each board meeting attended in excess of seven meetings in a fiscal year. Similarly, committee members were entitled to receive $1,500 per diem for each committee meeting attended in excess of seven meetings in a fiscal year.

Mr. Wilson is a Managing Director at Oaktree Capital and is Oaktree Capital’s designee to our Board. As a principal of Oaktree Capital, Mr. Wilson has waived all compensation paid to non-employee directors. All of our directors are reimbursed for their reasonable expenses in attending Board and Board committee meetings.

Upon initial appointment or election to our Board, each non-employee director (other than Mr. Wilson) received an automatic grant of restricted stock and an automatic stock option grant under our 2005 Equity Incentive Plan. The number of shares of restricted stock was equal to $120,000 divided by the closing price of our stock on the date of grant. We retain the right to repurchase these shares for the nominal purchase price until they are vested. The restricted shares vest in three equal annual installments, commencing with the first anniversary of the date of grant, provided the director remains in continuous service as a director through that date. Prior to vesting, the director is entitled to vote and receive dividends with respect to such shares, but not to transfer them. Each award will become fully vested if we are acquired prior to or at the time of the director’s termination of service. Up until our 2015 Annual Meeting of Stockholders held on January 13, 2015, each non-employee director also received each year an automatic grant of an option to purchase 10,000 shares of our common stock, at an exercise price per share equal to the fair market value of our common stock on the date of grant. These automatic option grants have ten-year terms and will terminate six months following the date the director ceases to be one of our directors or consultants or 12 months following that date, if the termination is due to death or disability. Each automatic grant of options vests and becomes exercisable in full on the anniversary of the date of grant, provided the director remains in continuous service as a director through that date. In addition, each option award will become fully vested and exercisable if we are acquired prior to or at the time of the director’s termination of service.

During fiscal 2015, we changed the equity component of our Board compensation. Instead of the annual option awards described above, each non-employee director (other than Mr. Wilson) now receives an automatic grant of restricted stock units (RSUs) under our 2015 Equity Plan on the first trading day following each annual meeting of stockholders. The number of RSUs equals $95,000 divided by the closing price of our stock on the date of grant; provided, however, that the initial grants under this compensation program (which were made the date following our 2015 Annual Meeting) were pro-rated based on the number of days from the director’s last option grant date to the date following the 2015 Annual Meeting. Additionally, in lieu of the initial equity grant described above, upon initial appointment or election to our Board, each non-employee director will receive an automatic grant of RSUs under our 2015 Equity Plan. The number of RSUs will equal $95,000 divided by the closing price of our stock on the date of grant, pro-rated based on the remaining Board term until the next scheduled annual RSU grant date. In general, the RSUs will vest in quarterly installments over a one-year period (or, with respect to on-boarding grants, until the next scheduled RSU grant date), provided the director remains in continuous service as a director through that date, and will settle within 30 days of the earlier of the third anniversary of the grant date (unless deferred) and termination of Board service. In addition, each RSU will become fully vested and settle within 30 days if we are acquired prior to or at the time of the director’s termination of service.

The following table shows the compensation earned in fiscal 2015 by members of our Board (other than Mr. Driscoll, whose compensation is reported in “Executive Compensation” above):

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Edward A. Blechschmidt	$85,500	$76,756	$—	$—	$162,256
Dr. Celeste A. Clark	71,750	46,064	—	—	117,814
Alison Davis	84,500	81,455	—	—	165,955
R. Dean Hollis	75,000	59,843	—	—	138,843
Robert M. Lea	66,000	46,064	—	1,500	113,564
Nigel A. Rees	85,500	81,455	—	—	166,955
William L. Tos, Jr.	66,000	15,850	148,550	1,500	231,900
Matthew C. Wilson(4)	—	—	—	—	—
Robert J. Zollars	161,750	46,064	—	—	207,814

(1)	Represents the fair value of restricted stock unit grant on the date of grant, excluding the impact of forfeitures related to service-based vesting conditions. The fair value of these grants is determined in accordance with ASC Topic 718. Amounts are based on our ASC Topic 718 assumptions described in “Note 5 of the Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K, without regard to forfeitures.

At the end of fiscal 2015, our non-employee directors held the following shares of restricted stock, which remained subject to the repurchase right in favor of the Company, and the following RSUs:

Name	Restricted Stock Grant Date	Unvested Restricted Stock (#)	RSU Grant Date	Unvested RSUs (#)(a)	Vested RSUs (#)(b)
Edward A. Blechschmidt	—	—	1/14/2015	1,446	1,445
Dr. Celeste A. Clark	7/21/2014	2,883	1/14/2015	868	867
Alison Davis	—	—	1/14/2015	1,534	1,534
R. Dean Hollis	—	—	1/14/2015	1,127	1,127
Robert M. Lea	—	—	1/14/2015	868	867
Nigel A. Rees	—	—	1/14/2015	1,534	1,534
William L. Tos, Jr.	11/14/2012	2,051	1/14/2015	299	298
Matthew C. Wilson	—	—	—	—	—
Robert J. Zollars	—	—	1/14/2015	868	867

(a)	Represents RSUs that were unvested at July 31, 2015.
(b)	Represents RSUs that were vested, but had not been settled, at July 31, 2015.

(2)	Beginning January 2015, Diamond no longer granted options to directors. Accordingly, Mr. Tos was the only director that received an option award during fiscal 2015. The fair value of stock option awards is determined in accordance with ASC Topic 718. Amounts are based on our ASC Topic 718 assumptions described in “Note 5 of the Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K, without regard to forfeitures.

At the end of fiscal 2015, our non-employee directors held the following options to purchase shares of our common stock:

Name	Grant Date	Shares Subject to Outstanding Options (#)	Exercise Price Per Share ($)
Edward A. Blechschmidt	3/25/2008	10,000	$18.27
	3/25/2009	10,000	26.75
	3/25/2010	10,000	42.37
	3/25/2011	10,000	55.03
	3/26/2012	10,000	23.61
	3/25/2013	10,000	17.15
	3/25/2014	10,000	34.26

Dr. Celeste A. Clark	7/21/2014	10,000	27.74

Alison Davis	3/07/2012	10,000	24.11
	3/07/2013	10,000	17.30
	3/07/2014	10,000	30.60

R. Dean Hollis	5/29/2012	10,000	22.15
	5/29/2013	10,000	15.98
	5/29/2014	10,000	32.00

Robert M. Lea	7/20/2006	10,000	15.01
	7/20/2007	10,000	17.03
	7/21/2008	10,000	24.91
	7/20/2009	10,000	25.20
	7/20/2010	10,000	43.24
	7/20/2011	10,000	74.60
	7/20/2012	10,000	17.61
	7/22/2013	10,000	22.08
	7/21/2014	10,000	27.74

Nigel A. Rees	3/07/2012	10,000	24.11
	3/07/2013	10,000	17.30
	3/07/2014	10,000	30.60

William L. Tos, Jr.	11/14/2012	10,000	19.50
	11/14/2013	10,000	24.54
	11/14/2014	10,000	30.11

Matthew C. Wilson	—	—	—

Robert J. Zollars	7/20/2006	10,000	15.01
	7/20/2007	10,000	17.03
	7/21/2008	10,000	24.91
	7/20/2009	10,000	25.20
	7/20/2010	10,000	43.24
	7/20/2011	10,000	74.60
	7/20/2012	10,000	17.61
	7/22/2013	10,000	22.08
	7/21/2014	10,000	27.74

(3)	Represents payments to each of Mr. Lea and Mr. Tos as members of our Grower Advisory Board.

(4)	Mr. Wilson is a Managing Director of Oaktree Capital and has waived any non-employee director compensation from Diamond.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our common stock as of November 16, 2015, by each of our directors, each of our named executive officers (as set forth in “Compensation Discussion and Analysis”), all of our current directors and executive officers as a group and each stockholder known to us owning more than 5% of our common stock. The percentage of beneficial ownership for the table is based on 31,536,043 shares of our common stock outstanding as of November 16, 2015. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares.

The number of shares beneficially owned by each stockholder is determined under the rules of the SEC and is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes those shares over which the stockholder has or shares voting or investment control and includes those shares that the stockholder has the right to acquire within 60 days after November 16, 2015 through the exercise of any stock option or pursuant to any vested restricted stock unit. The “Percentage of Common Stock” column treats as outstanding all shares underlying such stock options held by the named stockholder, but not shares underlying stock options held by other stockholders.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock
Current Directors and Named Executive Officers:
Brian J. Driscoll(1)	497,695	1.6%
Raymond P. Silcock(2)	97,012	*
David J. Colo(3)	113,687	*
Lloyd J. Johnson(4)	209,130	*
Linda B. Segre(5)	107,502	*
Edward A. Blechschmidt(6)	77,943	*
Dr. Celeste A. Clark(7)	16,060	*
Alison Davis(8)	33,068	*
R. Dean Hollis(9)	37,671	*
Robert M. Lea(10)	128,057	*
Nigel A. Rees(11)	38,045	*
William L. Tos, Jr.(12)	184,267	*
Matthew C. Wilson(13)	—	*
Robert J. Zollars(14)	101,129	*

All current directors and executive officers as a group (15 persons)(15)	1,642,903	5.0%

Other 5% Stockholders:
Blackrock, Inc.(16)	2,176,195	6.9%
Jennison Associates LLC(17)	2,141,068	6.8%
Prudential Financial, Inc.(18)	2,181,716	6.9%
Entities affiliated with Oaktree Capital Group Holdings GP, LLP(19)	4,420,859	14.0%

*	Less than one percent.
(1)	Includes 338,167 shares that may be acquired upon exercise of stock options.
(2)	Includes 55,900 shares that maybe acquired upon exercise of stock options.
(3)	Includes 69,956 shares that may be acquired upon exercise of stock options.

(4)	Includes 138,309 shares that may be acquired upon exercise of stock options.
(5)	Includes 65,131 shares that may be acquired upon exercise of stock options.
(6)	Includes (a) 70,000 shares that may be acquired upon exercise of stock options and (b) 2,891 shares with respect to restricted stock units.
(7)	Includes (a) 10,000 shares that may be acquired upon exercise of stock options and (b) 1,735 shares with respect to restricted stock units.
(8)	Includes (a) 30,000 shares that may be acquired upon exercise of stock options and (b) 3,068 shares with respect to restricted stock units.
(9)	Includes (a) 30,000 shares that may be acquired upon exercise of stock options and (b) 2,254 shares with respect to restricted stock units.
(10)	Includes (a) 90,000 shares that may be acquired upon exercise of stock options and (b) 1,735 shares with respect to restricted stock units.
(11)	Includes (a) 30,000 shares that may be acquired upon exercise of stock options and (b) 3,068 shares with respect to restricted stock units.
(12)	Includes 143,529 shares in the name of Tos Farms, Inc., in which Mr. Tos is a co-owner. Also includes (a) 30,000 shares that may be acquired upon exercise of stock options and (b) 597 shares with respect to restricted stock units.
(13)	Mr. Wilson is a Managing Director of Oaktree Capital Management, L.P., an affiliate of Oaktree Capital Group Holdings GP, LLC. Mr. Wilson does not have or share voting or investment control over the shares owned by Oaktree Capital Management GP, LLC, and disclaims beneficial ownership of any such shares. See footnote 19.
(14)	Shares indicated above are beneficially owned by Mr. Zollars’ family limited partnership and includes (a) 90,000 shares that may be acquired upon exercise of stock options and (b) 1,735 shares with respect to restricted stock units.
(15)	Includes (a) an aggregate of 578,357 shares of common stock, (b) an aggregate of 1,047,463 shares that may be acquired upon exercise of stock options, and (c) an aggregate of 17,083 shares with respect to restricted stock units, in each case beneficially owned by the directors and executive officers.
(16)	Consists of shares held by various subsidiaries of Blackrock, Inc. Blackrock, Inc. has sole dispositive power over 2,176,195 of the shares and sole voting power over 2,125,148 shares. Based on Schedule 13G filed on January 29, 2015 by Blackrock, Inc. The address for Blackrock, Inc. is 55 East 52nd Street, New York, New York 10022.
(17)	Consists of shares held by various investment companies, insurance separate accounts and institutional clients (collectively, the Managed Portfolios) of Jennison Associates LLC (Jennison). As a result of its role as investment adviser of the Managed Portfolios, Jennison may be deemed to be the beneficial owner of the shares held by the Managed Portfolios. Jennison has sole voting power over 1,492,653 shares and shared dispositive power over 2,141,068 shares. Prudential Financial, Inc. (Prudential) indirectly owns equity interests of Jennison and may be deemed to be the beneficial owner of the shares held by Jennison. See footnote 18. Based on Schedule 13G filed on February 9, 2015 by Jennison. The address of Jennison is 466 Lexington Avenue, New York, NY 10017.
(18)	Consists of shares held by various subsidiaries of Prudential, including 2,123,436 shares held by Jennison. Prudential has sole voting and dispositive power over 314,253 of the shares, has shared voting power over 1,219,048 of the shares and has shared dispositive power over 1,867,463 of the shares. Based on Schedule 13G filed on February 13, 2015 by Prudential. The address for Prudential is 751 Broad Street, Newark, NJ 07102.
(19)

Consists of shares of common stock held directly by OCM PF/FF Adamantine Holdings, LTD. Oaktree Principal Fund V, L.P., Oaktree Principal Fund V (Parallel), L.P., and Oaktree FF Investment Fund, L.P.—Class A, the shareholders of OCM PF/FF Adamantine Holdings, LTD, Oaktree Capital Management, L.P, the director of OCM PF/FF Adamantine Holdings, Ltd., Oaktree FF Investment Fund GP Ltd. and Oaktree Principal Fund V GP Ltd. and the investment manager of Oaktree Principal Fund V, L.P., Oaktree Principal Fund V (Parallel), L.P. and Oaktree FF Investment Fund, L.P.- Class A, Oaktree Holdings, Inc., the general partner of Oaktree Capital Management, L.P., Oaktree Principal Fund V GP, L.P., the general partner of Oaktree Principal Fund V, L.P. and Oaktree Principal Fund V (Parallel), L.P., Oaktree Principal Fund V GP, Ltd, the general partner of Oaktree Principal Fund V GP, L.P., Oaktree FF Investment Fund GP, L.P., the general partner of Oaktree FF Investment Fund, L.P.—Class A, Oaktree FF Investment Fund GP, Ltd., the general partner of Oaktree FF Investment Fund GP, L.P., Oaktree Fund GP I, L.P., the sole shareholder of Oaktree Principal Fund V GP, Ltd and Oaktree FF Investment Fund GP, Ltd., Oaktree Capital I, L.P., the general partner of Oaktree Fund GP I, L.P., OCM Holdings I, LLC, the general partner of Oaktree Capital I, L.P., Oaktree Holdings, LLC, the managing member of OCM Holdings I, LLC, Oaktree Capital Group, LLC, the managing member of Oaktree Holdings, LLC and the soles shareholder of Oaktree Holdings, Inc., Oaktree Capital Group Holdings GP, LLC, the manager of Oaktree Capital Group, LLC (collectively, the “Oaktree Entities”), may be deemed to share beneficial ownership of the shares held directly by OCM PF/FF Adamantine Holdings, LTD. Based on Schedule 13D filed on February 20, 2014 by Oaktree Capital Group Holdings GP, LLC (“Oaktree Group”), 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. Mr. Wilson, who is a Managing Director of Oaktree Capital Management L.P., an affiliate of Oaktree Group, does not have or share voting or investment control over the shares owned by

Oaktree Capital Management GP, LLC, and disclaims beneficial ownership of such shares. Oaktree Capital Group Holdings GP, LLP and certain of its affiliates have entered into a voting agreement, pursuant to which, they have agreed, among other things, to vote in favor of the approval of the execution of a merger between the Company and Snyder’s-Lance, Inc., and in favor of any other matter reasonably relating to the consummation or facilitation of, or otherwise in furtherance of, such merger.

Equity Compensation Plan Information

The following table presents certain information with respect to all equity compensation plans in effect as of July 31, 2015, the last day of our fiscal 2015. As of July 31, 2015, we had two equity compensation plans in effect, our 2005 Equity Incentive Plan (2005 Plan) and our 2015 Equity Incentive Plan (2015 Plan). As of January 13, 2015, our 2005 Plan was suspended.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,856,937	(1)	$24.52	(2)	1,019,772	(1)(3)
Equity compensation plans not approved by security holders	—		—		—

Total	1,856,937		$24.52		1,019,772

(1)	This includes 415,577 restricted stock units (RSUs), 120,182 performance share units (PSUs) (included herein based on target award but reducing shares available for future issuance based on maximum award), and 1,321,178 options to purchase shares outstanding under the Diamond Foods, Inc. 2005 Equity Incentive Plan and the Diamond Foods, Inc. 2015 Equity Incentive Plan. Each of these plans is described in and filed as an exhibit to our Annual Report on Form 10-K for fiscal 2015 filed with the Securities and Exchange Commission on October 1, 2015. Column (a) does not include 237,087 shares of restricted stock issued under the 2005 Plan that were subject to repurchase rights in favor of the Company as of July 31, 2015.
(2)	This weighted-average exercise price does not include outstanding RSUs or PSUs.
(3)	All of these shares remain available for future grants of awards under the 2015 Plan. As of July 31, 2015, 25,360 shares had been issued under the 2015 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

Any related person transactions must be reviewed and approved by the Audit Committee and Nominating and Governance Committee or another independent body of our Board in accordance with the written Audit Committee Charter.

Grower Payments

Diamond has paid growers who are members of our Board or are affiliated with members of our Board for walnut products received in the ordinary course of business. Diamond paid to Tos Farms, Inc. and other entities affiliated with William L. Tos, Jr., a member of our Board, $12,875,415 during fiscal 2015 and $8,309,854 during fiscal 2016 to date (August 1 to November 19, 2015). Mr. Tos is a co-owner of Tos Farms, Inc. Diamond paid to Robert M. Lea, a member of our Board, $1,210,741 during fiscal 2015 and $248,565 during fiscal 2016 to date (August 1 to November 19, 2015). Diamond pays growers in installments for each walnut crop. Accordingly, we expect to make additional payments to Tos Farms, Inc. and other entities affiliated with Mr. Tos and to Mr. Lea during the remainder of fiscal 2016.

Corporate Governance

See “Board and Committee Independence; Committee Membership” in Item 10 above for information regarding the independence of members of our Board of Directors and of our standing Board committees.

Item 14. Principal Accountant Fees and Services

Independent Auditor’s Services and Fees

Fees Paid to PricewaterhouseCoopers LLP (“PwC”). The following table presents information regarding the fees billed by PwC and their affiliated entities for fiscal 2015 and fiscal 2014.

	Year Ended July 31,
Nature of Services	2015	2014
	(In thousands)
Audit Fees	$1,899	$1,431
Audit-related Fees
Tax Fees	—	—
All Other Fees	3	3

Total Fees	$1,902	$1,434

Audit Fees. For fiscal 2015 and fiscal 2014, this category includes services provided and billed to Diamond to date in connection with the audit of our annual financial statements, the audit of our internal control over financial reporting, the review of our unaudited, quarterly consolidated financial statements and review of our periodic and current reports filed with the SEC. The category also includes foreign statutory audits required by non-U.S. jurisdictions and advice on accounting matters that arose during, or as a result of, the audit or review of interim financial statements. For fiscal 2015, also includes services relating to the Company’s acquisition activities and its registration statement on Form S-8 relating to the 2015 Equity Incentive Plan. For fiscal 2014, also includes services relating to Diamond’s shelf registration statement and debt-refinancing transaction.

Audit-related Fees. We did not incur any audit-related fees with PwC in fiscal 2015 or fiscal 2014.

Tax Fees. We did not incur any tax fees with PwC in fiscal 2015 or fiscal 2014.

All Other Fees. For fiscal 2015 or fiscal 2014, represents amounts paid to PwC for a license to their technical accounting research tool.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee charter provides that the Audit Committee will approve the fees and other significant compensation to be paid to our independent auditors, and pre-approve all audit services and all non-audit services of independent auditors permitted under applicable law. The charter also provides that the Audit Committee may establish other pre-approval policies and procedures for the engagement of independent auditors to render services to us, including without limitation policies that would allow the delegation of pre-approval authority to one or more members of the Audit Committee, provided that any pre-approval decision is reported to the Audit Committee at its next scheduled meeting. The Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee in order to facilitate approval of items that arise between meetings. The Chair or the Audit Committee has approved all audit and audit-related work covered by the Audit Fees and Tax Fees. All fees listed above paid to our independent auditors during fiscal 2015 were for work performed by the independent auditors’ full-time, permanent employees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

3.	Exhibits required by Item 601 of Regulation S-K.

The following exhibits are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed

2.01	Agreement and Plan of Merger and Reorganization, dated as of October 27, 2015, among Snyder’s-Lance, Inc., Acquisition Sub I, Inc., Acquisition Sub II, Inc., and Diamond Foods, Inc.		2.1	8-K	000-51439	October 28, 2015

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed

2.02	Form of Snyder’s-Lance Voting Agreement, dated October 27, 2015, by and among Diamond and the Snyder’s-Lance stockholders listed therein.		2.2	8-K	000-51439	October 28, 2015

3.01	First Amended and Restated Certificate of Incorporation		3.02	S-1/A	333-123576	July 15, 2005

3.02	Certificate of Elimination of Series A Junior Participating Preferred Stock		3.01	8-K	000-51439	October 29, 2014

3.03	Amended and Restated Bylaws		3.2	8-K	000-51439	October 28, 2015

4.01	Form of certificate for common stock		4.01	S-1/A	333-123576	July 18, 2005

4.02	Rights Agreement, dated as of April 29, 2005, by and between Diamond Foods, Inc. and EquiServe Trust Company, N.A.		10.23	S-1/A	333-123576	May 3, 2005

4.03	Amendment No. 1 to Rights Agreement between Diamond Foods, Inc. and Computershare Trust Company, N.A., effective April 5, 2011		4.01	8-A/A	000-51439	April 5, 2011

4.04	Amendment No. 2 to Rights Agreement between Diamond Foods, Inc. and Computershare Trust Company, N.A., effective May 22, 2012		4.1	8-K	000-51439	May 23, 2012

4.05	Amendment No. 3 to Rights Agreement between Diamond Foods, Inc. and Computershare Trust Company, N.A., effective January 16, 2014		4.1	8-A/A	000-51439	January 27, 2014

4.06	Amendment No. 4 to Rights Agreement between Diamond Foods, Inc. and Computershare Trust Company, N.A., effective October 27, 2014		4.01	8-K	000-51439	October 29, 2014

4.07	Indenture, dated February 19, 2014, between Diamond Foods, Inc., the Guarantors and U.S. Bank National Association (including Form of 7.000% Senior Note due 2019)		4.1	8-K	000-51439	February 19, 2014

10.01*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement		10.02	8-1	333-123576	March 25, 2005

10.02*	Form of Restricted Stock Unit Agreement (2005 Plan)		10.02	10-Q	000-51439	December 8, 2014

10.03*	Form of Performance Share Unit Agreement (2005 Plan)		10.03	10-Q	000-51439	December 8, 2014

10.04*	Form of Tax Withholding Agreement		99.01	8-K	000-51439	July 20, 2007

10.05*	Form of Stock Withholding Agreement		99.01	8-K	000-51439	January 10, 2007

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed

10.06*	2015 Equity Incentive Plan		4.01	S-8	333-201477	January 13, 2015

10.07*	Form of Employee Restricted Stock Unit Agreement (2015 Plan) approved January 2015		10.03	10-Q	000-51439	March 5, 2015

10.08*	Form of Employee Restricted Stock Unit Agreement (2015 Plan) approved August 2015		10.08	10-K	000-51439	October 1, 2015

10.09*	Form of Performance Share Unit Agreement (2015 Plan) approved August 2015		10.09	10-K	000-51439	October 1, 2015

10.10*	Form of Board of Director RSU Agreement		4.02	S-8	333-201477	January 13, 2015

10.11*	Form of Board of Director Deferral Election		10.11	10-K	000-51439	October 1, 2015

10.12*	Summary of Non-Employee Director Compensation Arrangements, effective Fiscal 2015		10.12	10-K	000-51439	October 1, 2015

10.13*	Annual Incentive Plan		10.13	10-K	000-51439	October 1, 2015

10.14*	Senior Executive Incentive Plan		10.14	10-K	000-51439	October 1, 2015

10.15*	Form of Indemnity Agreement between Registrant and each of its directors and executive officers		10.6	10-Q	000-51439	June 9, 2014

10.16*	Change of Control and Retention Agreement, dated December 17, 2008, between Lloyd Johnson and Diamond Foods, Inc.		10.16	10-K	000-51439	October 1, 2015

10.17*	Change of Control and Retention Agreement, dated August 9, 2009, between Linda Segre and Diamond Foods, Inc.		10.17	10-K	000-51439	October 1, 2015

10.18*	Change of Control and Retention Agreement, dated June 11, 2013, between Ray Silcock and Diamond Foods, Inc.		10.18	10-K	000-51439	October 1, 2015

10.19*	Change of Control and Retention Agreement, dated October 18, 2013, between David Colo and Diamond Foods, Inc.		10.19	10-K	000-51439	October 1, 2015

10.20*	Form of Amendment to Change of Control and Retention Agreement (applicable to executive officers other than the CEO)		10.04	10-Q	000-51439	December 8, 2014

10.21*	Change of Control Plan		10.01	10-Q	000-51439	June 5, 2015

10.22*	Compensation Recovery Policy		10.22	10-K	000-51439	October 1, 2015

10.23*	Employment Agreement, dated May 4, 2012, between Diamond Foods, Inc. and Brian Driscoll		99.2	8-K	000-51439	May 7, 2012

10.24*	Amendment to Employment Agreement, dated September 24, 2015, between Brian Driscoll and Diamond Foods, Inc.	X

10.25*	Offer Letter, dated August 17, 2008, between Lloyd Johnson and Diamond Foods, Inc.		10.19	10-K	000-51439	September 25, 2008

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed

10.26*	Amendment to Offer Letter, dated December 2008, between Lloyd Johnson and Diamond Foods, Inc.		10.26	10-K	000-51439	October 1, 2015

10.27*	Amendment to Offer Letter, dated September 24, 2015, between Lloyd Johnson and Diamond Foods, Inc.	X

10.28*	Offer Letter, dated July 15, 2009, between Linda Segre and Diamond Foods, Inc.		10.20	10-K	000-51439	September 30, 2009

10.29*	Offer Letter, dated November 21, 2012, between David Colo and Diamond Foods, Inc.		10.02	10-Q	000-51439	December 17, 2012

10.30*	Amendment to Offer Letter, dated September 25, 2015, between David Colo and Diamond Foods, Inc.	X

10.31*	Offer Letter, dated June 7, 2013, between Raymond P. Silcock and Diamond Foods, Inc.		10.01	10-Q	000-51439	June 10, 2013

10.32*	Diamond Walnut Growers, Inc. Pension Plan, as restated		10.10	S-1	333-123576	March 25, 2005

10.33	Form of Walnut Purchase Agreement		10.21	S-1/A	333-123576	May 3, 2005

10.34	Form of Walnut Purchase Agreement introduced on May 18, 2012		99.1	8-K	000-51439	May 23, 2012

10.35	Registration Rights Agreement, dated May 29, 2012, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		4.4	8-K	000-51439	May 30, 2012

10.36	Securities Purchase Agreement, dated May 22, 2012, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		99.2	8-K	000-51439	May 23, 2012

10.37	Amendment to Securities Purchase Agreement, dated May 29, 2012, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		99.1	8-K	000-51439	May 30, 2012

10.38	Warrant Exercise Agreement, dated February 9, 2014, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		10.01	10-Q	000-51439	March 11, 2014

10.39	Purchase Agreement, dated February 13, 2014, between Diamond Foods, Inc. and the purchasers party thereto		1.1	8-K	000-51439	February 19, 2014

10.40	Credit Agreement, dated February 19, 2014, by and among Diamond Foods, Inc., Wells Fargo Bank, National Association, Sun Trust Bank and the other lenders party thereto		10.1	8-K	000-51439	February 19, 2014

10.41	Amendment No. 1 to Credit Agreement, dated as of June 17, 2015, by and among Diamond Foods, Inc., the lenders party thereto and Wells Fargo Bank, National Association		99.1	8-K	000-51439	June 19, 2015

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed

10.42	Credit Agreement, dated February 19, 2014, among Diamond Foods, Inc., Credit Suisse AG, Cayman Islands Branch and the other lenders party thereto		10.2	8-K	000-51439	February 19, 2014

10.43	Amendment No. 1 to the Credit Agreement, dated as of June 18, 2015, among Diamond Foods, Inc., Kettle Foods, Inc., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch		99.2	8-K	000-51439	June 19, 2015

21.01	List of Subsidiaries of Diamond Foods, Inc.		21.01	10-K	000-51439	October 1, 2015

23.01	Consent of Independent Registered Public Accounting Firm		23.01	10-K	000-51439	October 1, 2015

31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxely Act of 2002		32.01	10-K	000-51439	October 1, 2015

*	Indicates management contract or compensatory plan or arrangement.

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

DIAMOND FOODS, INC.

By:	/s/ Raymond P. Silcock
Raymond P. Silcock Executive Vice President and Chief Financial Officer

Date: November 23, 2015

EXHIBIT INDEX

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed

2.01	Agreement and Plan of Merger and Reorganization, dated as of October 27, 2015, among Snyder’s-Lance, Inc., Acquisition Sub I, Inc., Acquisition Sub II, Inc., and Diamond Foods, Inc.		2.1	8-K	000-51439	October 28, 2015

2.02	Form of Snyder’s-Lance Voting Agreement, dated October 27, 2015, by and among Diamond and the Snyder’s-Lance stockholders listed therein.		2.2	8-K	000-51439	October 28, 2015

3.01	First Amended and Restated Certificate of Incorporation		3.02	S-1/A	333-123576	July 15, 2005

3.02	Certificate of Elimination of Series A Junior Participating Preferred Stock		3.01	8-K	000-51439	October 29, 2014

3.03	Amended and Restated Bylaws		3.2	8-K	000-51439	October 28, 2015

4.01	Form of certificate for common stock		4.01	S-1/A	333-123576	July 18, 2005

4.02	Rights Agreement, dated as of April 29, 2005, by and between Diamond Foods, Inc. and EquiServe Trust Company, N.A.		10.23	S-1/A	333-123576	May 3, 2005

4.03	Amendment No. 1 to Rights Agreement between Diamond Foods, Inc. and Computershare Trust Company, N.A., effective April 5, 2011		4.01	8-A/A	000-51439	April 5, 2011

4.04	Amendment No. 2 to Rights Agreement between Diamond Foods, Inc. and Computershare Trust Company, N.A., effective May 22, 2012		4.1	8-K	000-51439	May 23, 2012

4.05	Amendment No. 3 to Rights Agreement between Diamond Foods, Inc. and Computershare Trust Company, N.A., effective January 16, 2014		4.1	8-A/A	000-51439	January 27, 2014

4.06	Amendment No. 4 to Rights Agreement between Diamond Foods, Inc. and Computershare Trust Company, N.A., effective October 27, 2014		4.01	8-K	000-51439	October 29, 2014

4.07	Indenture, dated February 19, 2014, between Diamond Foods, Inc., the Guarantors and U.S. Bank National Association (including Form of 7.000% Senior Note due 2019)		4.1	8-K	000-51439	February 19, 2014

10.01*	2005 Equity Incentive Plan and forms of stock option agreement, stock option exercise agreement and restricted stock purchase agreement		10.02	8-1	333-123576	March 25, 2005

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed

10.02*	Form of Restricted Stock Unit Agreement (2005 Plan)		10.02	10-Q	000-51439	December 8, 2014

10.03*	Form of Performance Share Unit Agreement (2005 Plan)		10.03	10-Q	000-51439	December 8, 2014

10.04*	Form of Tax Withholding Agreement		99.01	8-K	000-51439	July 20, 2007

10.05*	Form of Stock Withholding Agreement		99.01	8-K	000-51439	January 10, 2007

10.06*	2015 Equity Incentive Plan		4.01	S-8	333-201477	January 13, 2015

10.07*	Form of Employee Restricted Stock Unit Agreement (2015 Plan) approved January 2015		10.03	10-Q	000-51439	March 5, 2015

10.08*	Form of Employee Restricted Stock Unit Agreement (2015 Plan) approved August 2015		10.08	10-K	000-51439	October 1, 2015

10.09*	Form of Performance Share Unit Agreement (2015 Plan) approved August 2015		10.09	10-K	000-51439	October 1, 2015

10.10*	Form of Board of Director RSU Agreement		4.02	S-8	333-201477	January 13, 2015

10.11*	Form of Board of Director Deferral Election		10.11	10-K	000-51439	October 1, 2015

10.12*	Summary of Non-Employee Director Compensation Arrangements, effective Fiscal 2015		10.12	10-K	000-51439	October 1, 2015

10.13*	Annual Incentive Plan		10.13	10-K	000-51439	October 1, 2015

10.14*	Senior Executive Incentive Plan		10.14	10-K	000-51439	October 1, 2015

10.15*	Form of Indemnity Agreement between Registrant and each of its directors and executive officers		10.6	10-Q	000-51439	June 9, 2014

10.16*	Change of Control and Retention Agreement, dated December 17, 2008, between Lloyd Johnson and Diamond Foods, Inc.		10.16	10-K	000-51439	October 1, 2015

10.17*	Change of Control and Retention Agreement, dated August 9, 2009, between Linda Segre and Diamond Foods, Inc.		10.17	10-K	000-51439	October 1, 2015

10.18*	Change of Control and Retention Agreement, dated June 11, 2013, between Ray Silcock and Diamond Foods, Inc.		10.18	10-K	000-51439	October 1, 2015

10.19*	Change of Control and Retention Agreement, dated October 18, 2013, between David Colo and Diamond Foods, Inc.		10.19	10-K	000-51439	October 1, 2015

10.20*	Form of Amendment to Change of Control and Retention Agreement (applicable to executive officers other than the CEO)		10.04	10-Q	000-51439	December 8, 2014

10.21*	Change of Control Plan		10.01	10-Q	000-51439	June 5, 2015

10.22*	Compensation Recovery Policy		10.22	10-K	000-51439	October 1, 2015

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed

10.23*	Employment Agreement, dated May 4, 2012, between Diamond Foods, Inc. and Brian Driscoll		99.2	8-K	000-51439	May 7, 2012

10.24*	Amendment to Employment Agreement, dated September 24, 2015, between Brian Driscoll and Diamond Foods, Inc.	X

10.25*	Offer Letter, dated August 17, 2008, between Lloyd Johnson and Diamond Foods, Inc.		10.19	10-K	000-51439	September 25, 2008

10.26*	Amendment to Offer Letter, dated December 2008, between Lloyd Johnson and Diamond Foods, Inc.		10.26	10-K	000-51439	October1, 2015

10.27*	Amendment to Offer Letter, dated September 24, 2015, between Lloyd Johnson and Diamond Foods, Inc.	X

10.28*	Offer Letter, dated July 15, 2009, between Linda Segre and Diamond Foods, Inc.		10.20	10-K	000-51439	September 30, 2009

10.29*	Offer Letter, dated November 21, 2012, between David Colo and Diamond Foods, Inc.		10.02	10-Q	000-51439	December 17, 2012

10.30*	Amendment to Offer Letter, dated September 25, 2015, between David Colo and Diamond Foods, Inc.	X

10.31*	Offer Letter, dated June 7, 2013, between Raymond P. Silcock and Diamond Foods, Inc.		10.01	10-Q	000-51439	June 10, 2013

10.32*	Diamond Walnut Growers, Inc. Pension Plan, as restated		10.10	S-1	333-123576	March 25, 2005

10.33	Form of Walnut Purchase Agreement		10.21	S-1/A	333-123576	May 3, 2005

10.34	Form of Walnut Purchase Agreement introduced on May 18, 2012		99.1	8-K	000-51439	May 23, 2012

10.35	Registration Rights Agreement, dated May 29, 2012, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		4.4	8-K	000-51439	May 30, 2012

10.36	Securities Purchase Agreement, dated May 22, 2012, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		99.2	8-K	000-51439	May 23, 2012

10.37	Amendment to Securities Purchase Agreement, dated May 29, 2012, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		99.1	8-K	000-51439	May 30, 2012

10.38	Warrant Exercise Agreement, dated February 9, 2014, by and between Diamond Foods, Inc. and OCM PF/FF Adamantine Holdings, Ltd.		10.01	10-Q	000-51439	March 11, 2014

10.39	Purchase Agreement, dated February 13, 2014, between Diamond Foods, Inc. and the purchasers party thereto		1.1	8-K	000-51439	February 19, 2014

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed

10.40	Credit Agreement, dated February 19, 2014, by and among Diamond Foods, Inc., Wells Fargo Bank, National Association, Sun Trust Bank and the other lenders party thereto		10.1	8-K	000-51439	February 19, 2014

10.41	Amendment No. 1 to Credit Agreement, dated as of June 17, 2015, by and among Diamond Foods, Inc., the lenders party thereto and Wells Fargo Bank, National Association		99.1	8-K	000-51439	June 19, 2015

10.42	Credit Agreement, dated February 19, 2014, among Diamond Foods, Inc., Credit Suisse AG, Cayman Islands Branch and the other lenders party thereto		10.2	8-K	000-51439	February 19, 2014

10.43	Amendment No. 1 to the Credit Agreement, dated as of June 18, 2015, among Diamond Foods, Inc., Kettle Foods, Inc., the lenders party thereto and Credit Suisse AG, Cayman Islands Branch		99.2	8-K	000-51439	June 19, 2015

21.01	List of Subsidiaries of Diamond Foods, Inc.		21.01	10-K	000-51439	October1, 2015

23.01	Consent of Independent Registered Public Accounting Firm		23.01	10-K	000-51439	October1, 2015

31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X

31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X

32.01	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxely Act of 2002		32.01	10-K	000-51439	October1, 2015

*	Indicates management contract or compensatory plan or arrangement.