Form 10-Q
period 2015-11-30
Diamond Foods Inc
filed 2015-12-09
CIK 1320947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
FORM 10-Q
 _____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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
415-445-7444
(Registrant’s telephone number, including area code):
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of December 4, 2015: 31,536,243

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements, including statements about our future operating performance and results, business strategy, commodity prices, liquidity position and sufficiency, brand portfolio and performance, availability of raw materials, our position in the walnut industry, the effectiveness of internal controls and the October 27, 2015 Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Snyder’s-Lance, Inc. (“Snyder’s-Lance”), Shark Acquisition Sub I, Inc., a wholly-owned subsidiary of Snyder’s-Lance, and Shark Acquisition Sub II, LLC, a wholly-owned subsidiary of Snyder’s-Lance, and the anticipated benefits of the proposed merger. These forward-looking statements are based on our assumptions, expectations and projections about future events only as of the date of this report. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the U.S. Securities and Exchange Commission (the “SEC”) and the registration statement on Form S-4 filed by Snyder’s-Lance on November 25, 2015. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this report and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. Actual results may differ materially from what we currently expect because of many risks and uncertainties, such as: availability and cost of walnuts and other raw materials; energy and labor costs; price competition and industry consolidation; changes in top retail customer relationships; weather conditions (climate or otherwise); inability to implement price increases for our products if commodity prices rise; unexpected delays or increased costs in implementing our business strategies; failure to execute and accomplish strategy; changes in consumer preferences for snack and nut products; risks relating to our leverage, including the cost of our debt and its effect on our ability to respond to changes in our business, markets and industry; loss of key personnel; the dilutive impact of equity issuances; risks relating to litigation, including but not limited to merger-related litigation, and regulatory factors including changes in food safety, advertising and labeling laws and regulations; information technology infrastructure, security data breaches and inappropriate use of social media; political and economic conditions in other countries; uncertainties relating to our relations with growers; increasing competition and possible loss of key customers; operating costs and business disruption that may be greater than expected; marketing and advertising activities and contractual relationships; general economic and capital markets conditions and risks relating to the Merger Agreement and proposed merger, including but not limited to: the timing to complete the proposed merger; failure to receive necessary stockholder approvals; the risk that a condition to completion of the proposed merger may not be satisfied; the risk that a regulatory or other approval that may be required for the proposed merger is delayed, is not obtained or is obtained subject to conditions that are not anticipated or that may be burdensome; the anticipated benefits of the proposed merger to Snyder’s-Lance and Snyder’s-Lance’s ability to achieve the synergies and value creation projected to be realized following the completion of the proposed merger; Snyder’s-Lance’s ability to integrate Diamond’s business with its own promptly and effectively; the diversion of management and workforce time on merger-related issues, including activities of labor unions and the integration of Diamond employees into Snyder’s-Lance; changes in Snyder’s-Lance’s or Diamond’s businesses, future cash requirements, capital requirements, results of operations, revenues, financial condition and/or cash flow; changes in acquisition-related transaction costs, the amount of fees paid to advisors and the potential payments to Diamond executive officers in connection with the proposed merger; operating costs and business disruption that may be greater than expected; the ability to retain and hire key personnel and maintain relationships with customers, providers or other business partners pending completion of the proposed merger; effects of completion; and the risk that lawsuits challenging the proposed merger may result in adverse rulings that may impair or delay completion of the proposed merger.
As used in this Quarterly Report, the terms “Diamond Foods,” “Diamond,” “Company,” “registrant,” “we,” “us,” and “our” mean Diamond Foods, Inc. and its subsidiaries unless the context indicates otherwise.

TRADEMARKS IN THIS QUARTERLY REPORT ON FORM 10-Q
The Diamond Foods design logo, Diamond Foods®, Kettle Brand®, KETTLE® Chips, Emerald® and Pop Secret® and other brands are our trademarks. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert our rights to these trademarks and trade names, to the fullest extent under applicable law.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
 (Unaudited)

	October 31, 2015	July 31, 2015	October 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,854	$12,758	$11,068
Trade receivables, net	111,267	95,005	119,326
Inventories, net	214,472	158,805	259,171
Deferred income taxes	4,910	4,133	2,962
Prepaid income taxes	766	458	—
Prepaid expenses and other current assets	14,925	12,070	10,796
Total current assets	353,194	283,229	403,323
Equity method investment	1,942	1,855	—
Property, plant and equipment, net	141,599	137,065	132,997
Goodwill	402,412	403,535	405,113
Other intangible assets, net	372,181	375,489	383,874
Other long-term assets	10,454	11,519	13,104
Total assets	$1,281,782	$1,212,692	$1,338,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$17,072	$9,193	$12,116
Accounts payable and accrued liabilities	113,207	117,181	132,461
Payable to growers	75,069	10,377	142,522
Total current liabilities	205,348	136,751	287,099
Long-term obligations, net	627,130	633,134	636,289
Deferred income taxes	115,886	114,715	112,871
Other liabilities	18,683	19,515	21,563
Total liabilities	967,047	904,115	1,057,822
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 5,000,000 shares; no shares issued or outstanding	—	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; 32,086,844, 32,004,979 and 31,854,719 shares issued, 31,533,102, 31,490,671 and 31,382,026 shares outstanding at October 31, 2015, July 31, 2015 and October 31, 2014, respectively	31	31	31
Treasury stock, at cost: 553,742, 514,308 and 472,693 shares at October 31, 2015, July 31, 2015 and October 31, 2014	(15,665)	(14,427)	(13,226)
Additional paid-in capital	608,403	606,174	596,712
Accumulated other comprehensive income	3,211	5,823	11,431
Accumulated deficit	(281,245)	(289,024)	(314,359)
Total stockholders’ equity	314,735	308,577	280,589
Total liabilities and stockholders’ equity	$1,281,782	$1,212,692	$1,338,411
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share information)
(Unaudited)

	Three Months Ended October 31,
	2015	2014
Net sales	$224,849	$246,621
Cost of sales	163,970	187,231
Gross profit	60,879	59,390
Operating expenses:
Selling, general and administrative	30,607	28,582
Advertising	11,886	11,816
Total operating expenses	42,493	40,398
Income from operations	18,386	18,992
Interest expense, net	10,026	10,236
Other income, net	(22)	—
Income before income taxes	8,338	8,756
Income taxes	559	1,062
Net income	$7,779	$7,694

Earnings per share:
Basic	$0.25	$0.25
Diluted	$0.24	$0.24
Shares used to compute earnings per share:
Basic	31,279	31,042
Diluted	31,870	31,468
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2015	2014
Net income	$7,779	$7,694
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax(1)	(2,631)	(12,196)
Change in pension liabilities, net of tax(2)
Less: amortization of prior (gain) loss included in net periodic pension cost	19	(6)
Other comprehensive income (loss), net of tax	(2,612)	(12,202)
Comprehensive income (loss)	$5,167	$(4,508)

(1)	Net of tax benefit of $0.1 million and $0.7 million for the three months ended October 31, 2015 and October 31, 2014, respectively.

(2)	Net of tax effect of nil for the three months ended October 31, 2015 and October 31, 2014.

See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,779	$7,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,042	7,277
Deferred income taxes	358	669
Stock-based compensation	2,162	1,981
Original issue discount amortization, Term Loan Facility	403	403
Debt issuance costs amortization	1,076	1,049
Equity in earnings of investee, net of cash distributions	(85)	—
Other, net	10	268
Changes in assets and liabilities:
Trade receivables, net	(16,750)	(25,675)
Inventories, net	(55,756)	(135,276)
Prepaid expenses and other current assets and income taxes	(3,182)	3,787
Other assets	185	18
Accounts payable and accrued liabilities	(2,809)	15,648
Payable to growers	64,692	136,738
Other liabilities	(51)	3
Net cash provided by operating activities	5,074	14,584
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,359)	(7,633)
Net cash used in investing activities	(10,359)	(7,633)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving line of credit under the ABL Facility, net	12,000	2,000
Payments on long-term debt and notes payable	(11,423)	(2,259)
Purchase of treasury stock	(1,238)	(807)
Other, net	67	121
Net cash used in financing activities	(594)	(945)
Effect of exchange rate changes on cash	(25)	(256)
Net increase (decrease) in cash and cash equivalents	(5,904)	5,750
Cash and cash equivalents:
Beginning of period	12,758	5,318
End of period	$6,854	$11,068
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Interest	$12,929	$14,054
Income taxes	457	(5,034)
Non-cash investing activities:
Accrued capital expenditures	(450)	2,124
Capital lease	95	142
See notes to condensed consolidated financial statements.

DIAMOND FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended October 31, 2015 and 2014
(In thousands, except share and per share information unless otherwise noted)
(Unaudited)
(1) Description of Business
Overview
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
Diamond reports its operating results on the basis of a fiscal year that starts August 1 and ends July 31. Diamond refers to the fiscal years ended July 31, 2016, 2015, 2014 and 2013 as “fiscal 2016,” “fiscal 2015,” “fiscal 2014” and “fiscal 2013,” respectively.
Unless otherwise noted, forward-looking statements in this Quarterly Report on Form 10-Q are made without regard to the proposed merger discussed below.
Proposed Merger with Snyder's-Lance, Inc.
On October 27, 2015, Diamond entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Snyder’s-Lance, Inc. (“Snyder’s-Lance”), Shark Acquisition Sub I, Inc., a wholly-owned subsidiary of Snyder’s-Lance (“Merger Sub I”), and Shark Acquisition Sub II, LLC, also a wholly-owned subsidiary of Snyder’s-Lance (“Merger Sub II”). Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Merger Sub I will merge with and into Diamond, with Diamond surviving as a wholly-owned subsidiary of Snyder’s-Lance (“First Merger”), and Diamond (as the surviving corporation of the First Merger) will subsequently merge with and into Merger Sub II, with Merger Sub II surviving as a wholly-owned subsidiary of Snyder’s-Lance (“Second Merger” and, collectively with the First Merger, the “Merger”). Snyder’s-Lance agreed to acquire all of the issued and outstanding shares of common stock of Diamond, subject to the terms and conditions of the Merger Agreement. If the First Merger is consummated, Diamond stockholders will be entitled to receive $12.50 in cash and 0.775 shares of Snyder's-Lance common stock for each share of Diamond common stock owned by them as of the date of the First Merger.
The consummation of the First Merger is subject to certain conditions, including: (i) the adoption of the Merger Agreement by the Diamond stockholders; (ii) the approval by the Snyder’s-Lance stockholders of the issuance of shares of Snyder's-Lance common stock in connection with the First Merger; (iii) the expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the absence of any injunction or other order or any other law issued by any governmental authority prohibiting the consummation of the Merger; (v) the effectiveness of the registration statement for the offer and sale of shares of Snyder’s-Lance common stock to be issued in the First Merger, with no stop orders pending or threatened; (vi) the approval for listing on the Nasdaq Global Select Market of the shares of Snyder’s-Lance common stock to be issued in the First Merger; (vii) the accuracy of each party’s representations and warranties contained in the Merger Agreement, as further described in the Merger Agreement; and (viii) the performance of certain obligations under the Merger Agreement by each party, as further described in the Merger Agreement.
The Merger Agreement contains termination rights for both Diamond and Snyder’s-Lance, including the right of either party to terminate the Merger Agreement if the Merger has not been completed by May 27, 2016 (subject to a potential five-month extension if required to obtain regulatory approval), and further provides that, upon termination of the Merger Agreement under specified circumstances, Diamond could be required to pay a termination fee to Snyder’s-Lance of up to $54 million and Snyder’s-Lance could be required to pay a termination fee to Diamond of between $50.0 million and $100.0 million, depending on the circumstances of any such termination.

Diamond has agreed to pay Credit Suisse Securities (USA) LLC for their services provided related to the proposed merger with Snyder’s-Lance. This future payment is contingent upon the closing of the proposed merger and the amount will be based on the fair market value of the consideration paid or payable in connection with merger on the closing date. As discussed in the Registration Statement on Form S-4 filed by Snyder's-Lance on November 25, 2015, the cash contingent consideration was estimated to be approximately $14.2 million. The actual contingent consideration will be determined on the completion date of the proposed merger. See “Proposed Merger with Snyder’s-Lance, Inc.” set forth in Part I, Item 2, of this report.
Diamond currently anticipates that the closing of the First Merger will occur in the first quarter of calendar 2016. For additional information related to the Merger and the Merger Agreement, please refer to our Current Report on Form 8-K filed October 28, 2015 and the Registration Statement on Form S-4 filed by Snyder's-Lance on November 25, 2015, which is the joint proxy statement/prospectus for the proposed Merger. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement included as Exhibit 2.1 to our Current Report on Form 8-K filed October 28, 2015.
(2) Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of Diamond (“Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended July 31, 2015, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s Condensed Consolidated Financial Statements.
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company uses the equity method to account for investments over which the Company exercises significant influence but does not control. The Condensed Consolidated Balance Sheet as of July 31, 2015 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2015 Annual Report on Form 10-K. Operating results for the three months ended October 31, 2015 are not necessarily indicative of the results that may be expected for any future periods.
Certain prior period amounts have been reclassified to conform to the current period presentation. There was no impact to net income or stockholders' equity for each prior period reclassification made.
Certain Risks and Concentrations
The Company’s revenues are principally derived from the sale of snack products and culinary, in-shell and ingredient nuts. Significant changes in customer buying behavior could adversely affect the Company’s operating results. Sales to the Company’s largest customer accounted for approximately 13.3% and 16.5% of total net sales for the three months ended October 31, 2015 and 2014, respectively. No other single customer accounted for more than 10% of our total net sales for the three months ended October 31, 2015 and 2014. As of October 31, 2015, July 31, 2015 and October 31, 2014, the Company’s largest customer accounted for 11.0%, 8.0% and 12.0%, respectively, of the Company’s accounts receivables.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance also requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” to defer for one year the effective date of the new revenue standard and allow early adoption as of the original effective date which is for annual reports beginning after December 15, 2016. The Company does not expect to early adopt this guidance, is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

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
In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.” This guidance requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance simplifies presentation of debt issuance costs but does not address presentation or subsequent measurement of debt issue costs related to line of credit arrangements. In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which indicates the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect to early adopt this guidance and believes that the adoption of this guidance may have a material impact of approximately $11.0 million on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” The new guidance requires most inventory to be measured at the lower of cost and net realizable value, thereby simplifying the previous guidance under which an entity must measure inventory at the lower of cost or market. Market is defined as replacement cost, net realizable value (“NRV”), or NRV less a normal profit margin. The ASU will not apply to inventory that is measured using either the last-in, first-out method or the retail inventory method. The standard will be effective prospectively for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance, is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Benefit Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965),” a three-part update with the objective of simplifying benefit plan reporting to make the information presented more useful to the reader. Part I designates contract value as the only required measure for fully benefit-responsive investment contracts (“FBRIC”). A FBRIC is a guaranteed investment contract between the plan and an issuer in which the issuer agrees to pay a predetermined interest rate and principal for a set amount deposited with the issuer. Part II simplifies the investment disclosure requirements for employee benefit plans. Part III provides an alternative measurement date for fiscal periods that do not coincide with a month-end date. This guidance is effective for fiscal years beginning after December 15, 2015. The amendments in Parts I and II of this standard are effective retrospectively. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes.” This guidance eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet. Instead, this guidance requires deferred tax liabilities, deferred tax assets and valuation allowances be classified as non-current in a classified balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. The Company has not determined when it will adopt the new reporting standard and the impact of the adoption of this guidance on its consolidated financial statements.

(3) Investment in Unconsolidated Subsidiary
On February 3, 2015, the Company purchased 51% of the outstanding shares of Yellow Chips Holding B.V. (“Yellow Chips”), which produces vegetable chips and organic potato chips primarily for the Dutch and other European markets. The investment is accounted for under the equity method and had a carrying value at October 31, 2015 of $1.9 million at October 31, 2015 and July 31, 2015. The Company also had a loan receivable outstanding with Yellow Chips of $1.3 million at October 31, 2015 and July 31, 2015. The Company’s share of income from Yellow Chips was $0.1 million and nil for the three months ended October 31, 2015 and 2014, respectively, and is included in “Other income” on the Condensed Consolidated Statements of Operations.
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
(4) Financial Instruments
In January 2015, the Company purchased 175 corn call option commodity derivatives with a total notional amount of approximately $0.3 million. These purchases were in accordance with Company policy to mitigate the market price risk associated with the anticipated raw material purchase requirements, specifically future corn purchases expected to be made by the Company. The Company accounts for commodity derivatives as non-hedging derivatives because they have not been designated as hedging instruments. In addition to the 32 corn options sold during fiscal 2015, the Company sold 99 corn call option commodity derivatives during the first quarter of fiscal 2016 which resulted in an immaterial loss. As of October 31, 2015, the Company had 44 corn call option commodity derivatives outstanding. Commodity derivative gains and losses were not material to the Consolidated Statements of Operations for the three months ended October 31, 2015 and 2014.
The fair values of the Company’s derivative instruments were as follows:

Liability Derivatives	Balance Sheet Location	Fair Value
		October 31, 2015	July 31, 2015	October 31, 2014
Derivatives not designated as hedging instruments:
Commodity contracts	Prepaid and other current assets	$4	$117	$1
Total		$4	$117	$1
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
Assets and Liabilities Disclosed at Fair Value
The fair value of certain financial instruments, including cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate the amounts recorded in the balance sheet because of the relatively short term nature of these financial instruments. The fair value of notes payable and long-term obligations at the end of each fiscal period approximates the amounts recorded in the balance sheet based on information available to the Company with respect to current interest rates and terms for similar financial instruments, except for the 7.000% Senior Notes (the "Notes") issued during the third quarter of fiscal 2014. The Company measured the $230.0 million Notes based on Level 3 inputs, and determined the fair value was $240.2 million as of October 31, 2015 and $238.4 million as of July 31, 2015. The fair value of the Notes was not materially different than the carrying value as of October 31, 2015. The fair value was estimated using a discounted cash flow methodology with unobservable inputs including the market yield and redemption rate. The discounted cash flow used a risk adjusted yield to present value the contractual cash flows. Refer to Note 10 to the Consolidated Financial Statements for further discussion on the Notes.
(5) Stock-Based Compensation
Stock-Based Compensation Expense:
Stock-based compensation expense is included in the Condensed Consolidated Statements of Operations as a component of Selling, general and administrative expenses. The Company recorded the following stock-based compensation expense by award types for the three months ended October 31, 2015 and 2014.

	Three Months Ended October 31,
	2015	2014
Stock options	$511	$878
Restricted stock awards	434	573
Restricted stock units	774	451
Performance share units	443	79
Total	$2,162	$1,981
Grant Award Activities:
Stock Option Awards:
The following table summarizes stock option activity for the three months ended October 31, 2015:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2015	1,321	$24.52
Granted	—	—
Exercised	(3)	19.75
Canceled/Forfeited	(1)	63.68
Outstanding at October 31, 2015	1,317	$24.50	6.5	$23,699

Exercisable at October 31, 2015	1,056	$25.95	6.2	$18,082
Vested and expected to vest at October 31, 2015	1,317	$24.50	6.5	$23,699
There were no options granted during the three months ended October 31, 2015 and 2014. The total intrinsic value of options exercised during the three months ended October 31, 2015 and 2014 was $46 thousand and $0.1 million, respectively. The total fair value of options vested during the three months ended October 31, 2015 and 2014 was $0.5 million and $1.0 million, respectively.
As of October 31, 2015, there was $2.1 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted average period of 1.3 years. Cash received from option exercises was $67 thousand and $0.1 million for the three months ended October 31, 2015 and 2014.

Restricted Stock Awards and Restricted Stock Units:
Restricted Stock Award (“RSA”) and Restricted Stock Unit (“RSU”) activities for the three months ended October 31, 2015 are summarized as follows:

	RSAs		RSUs
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 31, 2015	237	$18.78	416	$24.49
Granted	—	—	199	31.45
Vested	(25)	29.40	(81)	26.29
Canceled/Forfeited	(3)	64.19	(27)	22.40
Nonvested at October 31, 2015	209	16.91	507	27.04
There were no RSAs granted during the three months ended October 31, 2015 and 2014. The total fair value of RSAs vested during the three months ended October 31, 2015 and 2014 was $0.8 million and $1.0 million, respectively.
The weighted average grant date fair value of RSUs granted during the three months ended October 31, 2015 and 2014 was $31.45 and $28.77, respectively. The total fair value of RSUs vested during the three months ended October 31, 2015 and 2014 was $2.6 million and $1.2 million, respectively.
As of October 31, 2015, there was $2.1 million of unrecognized compensation cost related to non-vested RSAs, which is expected to be recognized over a weighted average period of 1.3 years. As of October 31, 2015, there was $11.6 million of unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 2.9 years.
Performance Stock Units:
Assumptions used in the Monte-Carlo model for performance stock units (“PSUs”) granted during the three months ended October 31, 2015 and 2014 are presented below. Since the Company does not currently pay dividends, the dividend rate variable is zero.

	Three Months Ended October 31,
	2015	2014
Expected term, in years	2.81	2.81
Expected volatility	37.86%	52.76%
Risk-free interest rate	0.88%	0.89%
Dividend rate	0.00%	0.00%
The following table summarizes PSU activity for the three months ended October 31, 2015:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Nonvested at July 31, 2015	120	$32.44
Granted	131	35.09
Vested	—	—
Canceled/Forfeited	(4)	32.44
Nonvested at October 31, 2015	247	33.84
The weighted average grant date fair value of PSUs granted during the three months ended October 31, 2015 and 2014 was $35.09 and $32.44, respectively. As of October 31, 2015, there was $6.5 million of unrecognized compensation expense related to nonvested PSUs, which is expected to be recognized over a weighted average period of 2.5 years.

(6) Earnings Per Share
ASC 260, “Earnings Per Share,” impacts the determination and reporting of earnings (loss) per share by requiring the inclusion of participating securities, which have the right to share in dividends, if declared, equally with common shareholders. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities (“the two-class method”). Including these participating securities in the Company’s earnings per share calculation has the effect of reducing earnings and increasing losses on both basic and diluted earnings (loss) per share.
The computations for basic and diluted earnings per share are as follows:

	Three Months Ended October 31,
	2015	2014

Net income	$7,779	$7,694
Less: income allocated to participating securities	(55)	(83)
Income attributable to common shareholders — basic	7,724	7,611
Add: undistributed income attributable to participating securities	55	83
Less: undistributed income reallocated to participating securities	(54)	(82)
Income attributable to common shareholders — diluted	$7,725	$7,612
Denominator:
Weighted average shares outstanding — basic	31,279	31,042
Dilutive shares — stock options, RSUs and PSUs	591	426
Weighted average shares outstanding — diluted	31,870	31,468
Income per share attributable to common shareholders(1):
Basic	$0.25	$0.25
Diluted	$0.24	$0.24

(1)	Computations may reflect rounding adjustments.
Options to purchase 67,743 and 228,037 shares of common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Diamond’s common stock for the three months ended October 31, 2015 and 2014 and therefore their effect would be antidilutive.
(7) Balance Sheet Items
Inventories, net consisted of the following:

	October 31, 2015	July 31, 2015	October 31, 2014
Raw materials and supplies	$111,436	$51,200	$162,419
Work in process	23,291	42,707	32,094
Finished goods	79,745	64,898	64,658
Inventories, net	$214,472	$158,805	$259,171

Accounts payable and accrued liabilities consisted of the following:

	October 31, 2015	July 31, 2015	October 31, 2014
Accounts payable	$58,192	$58,806	$82,309
Accrued salaries and benefits	10,751	13,720	10,615
Accrued promotions	30,534	28,065	25,934
Accrued taxes	3,473	3,690	4,942
Accrued interest	3,043	6,176	2,222
Accrued current lease obligations(1)	3,018	2,853	2,661
Other	4,196	3,871	3,778
Total	$113,207	$117,181	$132,461

(1)	Long-term portion of capital lease obligations is reflected in Other liabilities on the Condensed Consolidated Balance Sheets.
(8) Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	October 31, 2015	July 31, 2015	October 31, 2014
Land and improvements	$11,005	$11,059	$11,185
Buildings and improvements	63,878	60,052	59,659
Machinery, equipment and software	223,651	221,323	215,155
Construction in progress	32,730	29,872	21,955
Capital leases(1)	16,719	16,684	16,539
Total	347,983	338,990	324,493
Less accumulated depreciation	(197,638)	(193,841)	(186,423)
Less accumulated amortization	(8,746)	(8,084)	(5,073)
Property, plant and equipment, net	$141,599	$137,065	$132,997

(1)	Gross amounts of assets recorded under capital leases represent machinery, equipment and software as of October 31, 2015, July 31, 2015 and October 31, 2014.
Depreciation and amortization expense, excluding amortization expense for intangible assets, was $5.1 million and $5.3 million for the three months ended October 31, 2015 and 2014, respectively. For amortization expense of Other intangible assets, net, see Note 9 to the Condensed Consolidated Financial Statements.
(9) Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended October 31, 2015 and 2014 were as follows:

	Snacks	Nuts	Total
Goodwill at July 31, 2015	$330,900	$72,635	$403,535
Translation adjustments	(1,123)	—	(1,123)
Goodwill at October 31, 2015	329,777	72,635	402,412

	Snacks	Nuts	Total
Goodwill at July 31, 2014	$338,085	$72,635	$410,720
Translation adjustments	(5,607)	—	(5,607)
Goodwill at October 31, 2014	$332,478	$72,635	$405,113

Other intangible assets, net consisted of the following:

	October 31, 2015	July 31, 2015	October 31, 2014
Brand intangibles (not subject to amortization):	$262,251	$262,840	$263,889
Intangible assets subject to amortization:
Customer contracts and related relationships	157,588	158,355	159,845
Total other intangible assets, gross(1)	419,839	421,195	423,734
Less accumulated amortization on intangible assets:
Customer contracts and related relationships	(47,658)	(45,706)	(39,860)
Total other intangible assets, net	$372,181	$375,489	$383,874
(1)The change in the carrying amount of other intangible assets is the result of foreign currency translation adjustments.
Identifiable intangible assets amortization expense was $1.9 million and $2.0 million for the three months ended October 31, 2015 and 2014, respectively. Identifiable intangible asset amortization expense will amount to approximately $5.9 million for the remainder of fiscal 2016 and approximately $7.8 million for each of the next five fiscal years.
(10) Long-Term Debt
Long-term debt consisted of the following:

	October 31, 2015	July 31, 2015	October 31, 2014	Annual Contractual Interest Rate	Effective Interest Rate	Maturity Date
ABL Facility	$17,000	$5,000	$8,000	LIBOR + Margin or Alternate Base Rate + Margin	1.92%	August 2018
Guaranteed Loan	5,395	5,997	7,760	4.95%	4.95%	December 2020
Notes	230,000	230,000	230,000	7.00%	7.00%	March 2019
Term Loan Facility	398,651	408,775	411,888	Eurodollar Rate + 3.25% or Base Rate + 2.25%	4.25%	August 2018
Total outstanding debt	651,046	649,772	657,648
Less: Unamortized debt discounts	(6,844)	(7,445)	(9,243)
Total outstanding debt, net	644,202	642,327	648,405
Less: current portion of long-term debt, net	(17,072)	(9,193)	(12,116)
Total long-term debt, net	$627,130	$633,134	$636,289
Under the ABL Facility, the Company has a $20.0 million sublimit for the issuance of letters of credit. As of October 31, 2015, the Company had $6.2 million letters of credit outstanding related to normal business transactions.
As of October 31, 2015, the Company was in compliance with all of the covenants under its debt structure.
For the three months ended October 31, 2015 and 2014, the blended interest rate for the Company’s borrowings was 5.29% and 5.28%, respectively. For the three months ended October 31, 2015 and 2014, the blended interest rate for the Company’s short-term borrowings was 1.92% and 1.67%, respectively.

Interest expense, net for the three months ended October 31, 2015 and 2014 was as follows:

	Three Months Ended October 31,
	2015	2014
Guaranteed Loan	$72	$101
ABL Facility	269	150
Notes	4,025	3,976
Term Loan Facility	4,390	4,527
Interest income	(20)	—
Capitalized interest	(375)	(190)
Amortization of deferred financing costs and debt discount	1,479	1,452
Other	186	220
Interest expense, net	$10,026	$10,236
(11) Income Taxes
The Company's effective tax rate was approximately 6.7% for the three months ended October 31, 2015 compared to 12.1% for the three months ended October 31, 2014.
As new information is obtained throughout each period, assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, valuation allowances against deferred tax assets, the recognition or de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, may cause the Company’s effective tax rate to fluctuate.
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial statement basis and tax basis of assets and liabilities as well as net operating loss and tax credit carryovers. The Company records a valuation allowance against deferred tax assets to reduce the carrying value to an amount that the Company believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against the deferred tax assets, the provision for income taxes will increase or decrease respectively in the period such determination is made.
The Company’s effective tax rates for the three months ended October 31, 2015 and October 31, 2014 were positively impacted by valuation allowances against deferred tax assets and were negatively impacted by changes in deferred taxes resulting from the amortization of long-lived intangibles and state income tax expense.
(12) Retirement Plans
Diamond provides retiree medical benefits and sponsors one defined benefit pension plan. The defined benefit pension plan is a qualified plan covering all bargaining unit employees. Plan assets are held in trust and primarily include mutual funds and money market accounts. Employees who joined the Company after January 15, 1999 are not entitled to retiree medical benefits. Diamond uses a July 31 measurement date for its plans.

Components of net periodic benefit cost (income) for the three months ended October 31, 2015 and 2014 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended October 31,		Three Months Ended October 31,
	2015	2014	2015	2014
Service cost	$—	$—	$10	$11
Interest cost	258	256	16	17
Expected return on plan assets	(292)	(292)	—	—
Amortization of net (gain) loss	151	126	(132)	(132)
Net periodic benefit cost (income)	$117	$90	$(106)	$(104)
Defined Contribution Plan
The Company sponsors two defined contribution plans and recognized expenses of $0.4 million for the three months ended October 31, 2015 and 2014. The Company expects to contribute a total of approximately $1.7 million to the defined contribution plan during fiscal 2016.
(13) Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) attributable to the Company are foreign currency translation adjustments and changes in pension liabilities.
Changes in accumulated other comprehensive income by component, net of tax, for the three months ended October 31, 2015 and 2014 were as follows:

	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total
Balance as of July 31, 2015	$(2,950)	$8,773	$5,823
Other comprehensive income (loss) before reclassifications	—	(2,631)	(2,631)
Amounts reclassified from accumulated other comprehensive income:
Amortization of prior gain (loss) included in net periodic pension cost	19	—	19
Other comprehensive income (loss)	19	(2,631)	(2,612)
Balance as of October 31, 2015	$(2,931)	$6,142	$3,211

	Pension Liability Adjustment	Foreign Currency Translation Adjustment	Total
Balance as of July 31, 2014	$(1,968)	$25,601	$23,633
Other comprehensive income (loss) before reclassifications	—	(12,196)	(12,196)
Amounts reclassified from accumulated other comprehensive income:
Amortization of prior gain (loss) included in net periodic pension cost	(6)	—	(6)
Other comprehensive income (loss)	(6)	(12,196)	(12,202)
Balance as of October 31, 2014	$(1,974)	$13,405	$11,431
The reclassifications out of accumulated other comprehensive income (loss) related to the pension liability are reflected in Selling, general and administrative expenses and Cost of goods sold in the Condensed Consolidated Statements of Operations for the three months ended October 31, 2015 and 2014.

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
Merger Related Litigation
In connection with the announcement of the proposed merger with Snyder’s-Lance, Inc., beginning on November 10, 2015, the first of several putative class action complaints was filed on behalf of purported Diamond stockholders; three in the Superior Court of California, San Francisco County and one in the Court of Chancery of the State of Delaware. The complaints variously name as defendants Diamond, the members of the Diamond board of directors, Snyder’s-Lance, Merger Sub I and Merger Sub II. The complaints generally allege, among other things, that the members of the Diamond board of directors breached their fiduciary duties to Diamond stockholders in connection with negotiating, entering into and approving the proposed merger agreement, and that Diamond, Snyder’s-Lance, and the merger subsidiaries aided and abetted such breaches of fiduciary duties. The complaints seek, among other relief, injunctive relief, including to enjoin completion of the proposed merger, certain other declaratory and equitable relief, damages, and costs and fees.
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
The Company evaluates the performance of its segments based on net sales and gross profit. Gross profit is calculated as net sales less all cost of sales. The Company’s chief operating decision maker does not receive or utilize asset information to evaluate performance of operating segments, accordingly, asset-related information has not been presented. The accounting policies of the Company’s segments are the same as those described in Note 2 to our Consolidated Financial Statements in our Form 10-K for the fiscal year ended July 31, 2015.
The Company’s net sales and gross profit by segment were as follows:

	Three Months Ended October 31,
	2015	2014
Net sales
Snacks	$115,799	$116,590
Nuts	109,050	130,031
Total	$224,849	$246,621
Gross profit
Snacks	$42,307	$42,956
Nuts	18,572	16,434
Total	$60,879	$59,390

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
Our business is seasonal. In sourcing walnuts, we typically contract directly with growers for their walnut crop for the contracted acres. We typically receive walnuts during the period from September to November, and we pay for the crop throughout the fiscal year in accordance with our walnut purchase agreements with the growers. We typically receive in-shell pecans during the period from October to March and shelled pecans are received throughout the fiscal year. The pecans are paid for over those periods based on the various vendor terms. As a result of this seasonality, our personnel, working capital requirements and walnut inventories peak during the last four months of each calendar year. We experience seasonality in capacity utilization at our Stockton, California facility associated with the annual walnut harvest and seasonal in-shell and culinary product demand. Generally, we receive and pay for approximately 50% of the corn for our popcorn products in November, and approximately 50% in May. We contract for potatoes and oil annually and from time to time throughout the year and receive and pay for this supply throughout the year.
We report our operating results on the basis of a fiscal year that starts August 1 and ends July 31. We refer to the fiscal years ended July 31, 2016, 2015, 2014 and 2013 as “fiscal 2016,” “fiscal 2015,” “fiscal 2014” and “fiscal 2013,” respectively.
Unless otherwise noted, forward-looking statements in this Quarterly Report on Form 10-Q are made without regard to the proposed merger discussed below.
Proposed Merger with Snyder's-Lance, Inc.
On October 27, 2015, we entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") with Snyder's-Lance, Inc. ("Snyder's-Lance"), Shark Acquisition Sub I, Inc. ("Merger Sub I"), a wholly-owned subsidiary of Snyder's-Lance, and Shark Acquisition Sub II, LLC ("Merger Sub II"), also a wholly-owned subsidiary of Snyder's-Lance.  Pursuant to the terms of the Merger Agreement, and subject to the conditions thereof, Merger Sub I will merge with and into Diamond with Diamond surviving as a wholly-owned subsidiary of Snyder's-Lance ("First Merger"), and Diamond (as the surviving corporation of the First Merger) will subsequently merge with and into Merger Sub II, with Merger Sub II surviving as a wholly-owned subsidiary of Snyder's-Lance ("Second Merger" and, collectively with the First Merger, the "Merger").  If the First Merger is consummated, Diamond stockholders will be entitled to receive $12.50 in cash and 0.775 shares of Snyder's-Lance common stock for each share of Diamond common stock owned by them as of the date of the First Merger.
The consummation of the First Merger is subject to certain conditions, including: (i) the adoption of the Merger Agreement by the Diamond stockholders; (ii) the approval by the Snyder’s-Lance stockholders of the issuance of shares of Snyder's-Lance common stock in connection with the First Merger; (iii) the expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the absence of any injunction or other order or any other law issued by any governmental authority prohibiting the consummation of the Merger; (v) the effectiveness of the registration statement for the offer and sale of shares of Snyder’s-Lance common stock to be issued in the First Merger, with no stop orders pending or threatened; (vi) the approval for listing on the Nasdaq Global Select Market of the shares of Snyder’s-Lance common stock to be issued in the First Merger; (vii) the accuracy of each party’s representations and warranties contained in the Merger Agreement, as further described in the Merger Agreement; and (viii) the performance of certain obligations under the Merger Agreement by each party, as further described in the Merger Agreement.
 The Merger Agreement contains termination rights for both Diamond and Snyder’s-Lance, including the right of either party to terminate the Merger Agreement if the Merger has not been completed by May 27, 2016 (subject to a potential five-month extension if required to obtain regulatory approval), and further provides that, upon termination of the Merger

Agreement under specified circumstances, Diamond could be required to pay a termination fee to Snyder’s-Lance of up to $54.0 million and Snyder’s-Lance could be required to pay a termination fee to Diamond of between $50.0 million ad $100.0 million, depending on the circumstances of any such termination. See Note 1 to the condensed consolidated financial statements set forth in Part I, Item 1 of this report.
Diamond currently anticipates that the closing of the First Merger will occur in the first quarter of calendar 2016. For additional information related to the Merger and the Merger Agreement, please refer to our Current Report on Form 8-K filed October 28, 2015 and the Registration Statement on Form S-4 filed by Snyder's-Lance on November 25, 2015, which is the joint proxy statement/prospectus for the proposed Merger. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement included as Exhibit 2.1 to our Current Report on Form 8-K filed October 28, 2015.
Financial Highlights

•
Net sales for the first quarter of fiscal 2016 decreased to $224.8 million compared to $246.6 million for the three months ended October 31, 2014. Nuts segment net sales were down $21.0 million. The prior year first quarter included $13.0 million of high-volume, low-margin nut SKUs that we exited. An additional $6.1 million decline in net sales was due primarily to lower net price realization in international walnuts. The adverse impact of foreign exchange rate changes versus prior year, related to sales of snacks in the U.K. and Canada, was $2.6 million.

•
Gross profit as a percentage of net sales was 27.1% for the first quarter of fiscal 2016 compared to 24.1% for the same period in fiscal 2015. This 300 basis point improvement over fiscal 2014 was primarily driven by increased net price realization in Diamond of California, Emerald and Kettle in the U.S., as well as favorable walnut costs. These were partially offset by lower net price realization in international walnuts, Kettle U.K. and Pop Secret, higher other tree nut costs and adverse foreign exchange rates.

Results of Operations
The following table sets forth certain financial data as a percentage of net sales for the three months ended October 31, 2015 and 2014:

	Three Months Ended October 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	72.9%	75.9%
Gross profit	27.1%	24.1%
Operating expenses:
Selling, general and administrative	13.6%	11.6%
Advertising	5.3%	4.8%
Total operating expenses	18.9%	16.4%
Income from operations	8.2%	7.7%
Interest expense, net	4.5%	4.2%
Other income, net	—%	—%
Income before income taxes	3.7%	3.5%
Income taxes	0.2%	0.4%
Net income	3.5%	3.1%
We aggregate our operating segments into two reportable segments, which are Snacks and Nuts. Results for the Snacks reportable segment relate primarily to products sold under the Kettle Brand, KETTLE Chips, and Pop Secret trade names. Results for the Nuts reportable segment relate primarily to products sold under the Emerald and Diamond of California brands.
We evaluate the performance of our segments based on net sales and gross profit for each segment. Gross profit is calculated as net sales less all cost of sales.

Net sales and gross profit by segment were as follows (in thousands):

	Three Months Ended October 31,		% Change from 2014 to 2015
	2015	2014
Net sales
Snacks	$115,799	$116,590	(0.7)%
Nuts	109,050	130,031	(16.1)%
Total	$224,849	$246,621	(8.8)%
Gross profit
Snacks	$42,307	$42,956	(1.5)%
Nuts	18,572	16,434	13.0%
Total	$60,879	$59,390	2.5%
Snacks segment net sales for the three months ended October 31, 2015 decreased to $115.8 million from $116.6 million for the same period in fiscal 2015. The decrease was primarily due to lower net price realization for Kettle in the U.K. and Pop Secret as well as $2.6 million of unfavorable foreign exchange impact. These decreases were partially offset by improved net price realization for Kettle in the U.S. and strong volume growth in Kettle in both the U.K. and U.S.
Nuts segment net sales for the three months ended October 31, 2015 decreased to $109.1 million from $130.0 million for the same period in fiscal 2015. The $21.0 million net sales decrease in the quarter was primarily due to the exit of certain high-volume, low-margin SKUs that amounted to $13.0 million of sales in the three months ended October 31, 2014. An additional $6.1 million decline in net sales was due primarily to lower net price realization in international walnuts. These decreases were partially offset by higher net price realization for Emerald products and the balance of the Diamond of California brand products.
Gross margin. Snacks segment gross profit as a percentage of Snacks net sales was 36.5% for the three months ended October 31, 2015 compared to 36.8% for the same period in fiscal 2015. This gross margin decrease was driven by the lower net price realization for Kettle U.K. and Pop Secret products, as well as adverse foreign exchange rates, partially offset by strong Kettle U.S. performance.
Nuts segment gross profit as a percentage of Nuts net sales was 17.0% for the three months ended October 31, 2015 compared to 12.6% for the same period in fiscal 2015. This gross margin increase was driven by higher net price realization for both the Diamond of California and Emerald brands and lower walnut costs, partially offset by higher other tree nut costs.
Selling, general and administrative. Selling, general and administrative expenses consist principally of salaries and benefits for sales and administrative personnel, brokerage, professional services, travel, non-manufacturing depreciation and facility costs. Selling, general and administrative expenses were $30.6 million and $28.6 million, and 13.6% and 11.6% of net sales, for the three months ended October 31, 2015 and 2014, respectively. Selling, general and administrative expenses increased as a result of higher salary and fringe benefits and also increased consulting expenses. Selling, general and administrative expenses included nil and $1.8 million for the three months ended October 31, 2015 and 2014, respectively, associated with legal expenses related to matters stemming from our audit committee investigation and restatement. In addition, selling, general and administrative expense for the three months ended October 31, 2015 and 2014 included $2.9 million and nil, respectively, related to merger and acquisition related transaction costs, primarily related to our proposed merger and $0.2 million and $0.4 million, respectively, related to the Fishers plant closure and related costs.
Advertising. Advertising expenses were $11.9 million and $11.8 million, and 5.3% and 4.8% of net sales, for the three months ended October 31, 2015 and 2014, respectively.
Interest expense, net. Net interest expense was $10.0 million and $10.2 million, and 4.5% and 4.2% of net sales, for the three months ended October 31, 2015 and 2014, respectively. Approximately $1.5 million for each of the three months ended October 31, 2015 and 2014 of interest expense represented non-cash amortization of deferred charges incurred as a result of our debt refinancing in fiscal 2014. Interest expense, net decreased for the three months ended October 31, 2015 due to higher interest capitalization as a result of increased construction in progress.
Income taxes. Our effective tax rate was approximately 6.7% for the three months ended October 31, 2015 compared to approximately 12.1% for the three months ended October 31, 2014. The decrease in the effective tax rate for the three months ended October 31, 2015 as compared to the three months ended October 31, 2014 was due to an increase in pre-tax earnings in the U.S., the tax effect of which is significantly offset by valuation allowances against deferred tax assets.

Liquidity and Capital Resources
Our liquidity is dependent upon funds generated from operations and external sources of financing, including our ABL Facility discussed below.
Working capital and stockholders’ equity were $147.8 million and $314.7 million, respectively, at October 31, 2015, compared to $146.5 million and $308.6 million, respectively, at July 31, 2015, and $116.2 million and $280.6 million, respectively, at October 31, 2014. The increase in working capital between October 31, 2015 and October 31, 2014 is primarily due to decreased payable to growers which is a result of a decrease in walnut cost, partially offset by a decrease in inventories also due to lower walnut costs. Capitalized expenditures were $10.4 million for the three months ended October 31, 2015 and $7.6 million for the three months ended October 31, 2014. The largest capitalized expenditure is our investment in upgrading our company-wide information technology infrastructure.
We believe our cash and cash equivalents, cash generated from operations and borrowings available under our ABL Facility will be sufficient to fund our contractual commitments, repay obligations and fund our operational requirements over the next twelve months.
Cash Flows
Cash provided by operating activities was $5.1 million during the three months ended October 31, 2015 compared to $14.6 million for the same period in fiscal 2015. The decrease in cash provided by operating activities was primarily due to improved operating results offset by the cash flow impact of changes in certain working capital items, primarily a decrease in payable to growers, offset by a decrease in inventories and trade receivables.
Cash used in investing activities was $10.4 million during the three months ended October 31, 2015 compared to $7.6 million for the same period in fiscal 2015. The increase in cash used in investing activities primarily related to machinery and equipment additions associated with our standard business operations in the U.S. and U.K. and capitalizable costs associated with our investment in upgrading our company-wide information technology infrastructure. Capital spending for fiscal 2016 is expected to approximate $35.0 million to $40.0 million and is expected to be funded by cash on hand and cash generated by operating activities. The largest capital spending is expected to be related to investment in production and equipment related to the Kettle U.S. business.
Cash used in financing activities was $0.6 million during the three months ended October 31, 2015 compared to $0.9 million for the same period in fiscal 2015. The decrease in cash used in financing activities is primarily due to the receipt of cash funds from borrowings under the ABL facility and an increased purchase of treasury stock (shares relinquished upon vesting by employees to pay tax withholdings) for the three months ended October 31, 2015. This decrease was largely offset by a $9.1 million mandatory principal prepayment on the Term Loan Facility which is based on consolidated excess cash flow. This mandatory principal prepayment was applied in direct order to the next four scheduled Term Loan Facility principal repayments. We are not required to make any further principal payments under the Term Loan Facility until the second quarter of fiscal 2017.
At October 31, 2015, we had a total of $6.9 million in cash and cash equivalents. Of this balance, $3.5 million was held outside the United States in foreign currencies, primarily pound sterling. Because we expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments, and in order to ensure sufficient working capital and expand operations in the United Kingdom, it is our intention to indefinitely reinvest all current and future foreign earnings at these locations.
Debt
Guaranteed Loan
In December 2010, Kettle Foods obtained, and we guaranteed, a 10-year fixed rate loan (the “Guaranteed Loan”) in the principal amount of $21.2 million, of which $5.4 million was outstanding as of October 31, 2015. Principal and interest payments are due monthly throughout the term of the loan. The Guaranteed Loan was used to purchase equipment for the Beloit, Wisconsin plant expansion. The Guaranteed Loan provides for customary affirmative and negative covenants related to financial reporting and operations.
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
Loans under the ABL facility are available up to a maximum amount outstanding at any one time equal to the lesser of (a) $125.0 million and (b) the amount of the Borrowing Base, in each case, less customary reserves. Under the ABL Facility, we have a $20.0 million sublimit for the issuance of letters of credit, and a Swing Line Facility of up to $12.5 million for same day borrowings. Borrowing Base is defined as (a) 85% of the amount of Diamond’s eligible accounts receivable; plus (b) the lesser of (i) 70% of the book value of eligible inventory in the US and (ii) 85% times the net orderly liquidation value of our eligible inventory in the U.S.; less (c) in each case, customary reserves. During the first quarter of fiscal 2016, we had average borrowing of $2.6 million under the ABL Facility with amount borrowed at any one time during the three months ended October 31, 2015 ranging from zero to $17.0 million. As of October 31, 2015, we had $17.0 million in loans outstanding under the ABL Facility, the amount of letters of credit issued under the ABL Facility was $6.2 million and the net availability under the ABL Facility was $101.3 million.
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
The Term Loan Facility and ABL Facility provide for customary affirmative and negative covenants. The Term Loan Facility has customary cross default provisions and the ABL Facility contains cross-acceleration provisions, in each case that may be triggered if we fail to comply with obligations under our other credit facilities or indebtedness. The Term Loan Facility has a first priority perfected lien on substantially all property, plant and equipment, capital stock, intangibles and second priority lien on the ABL Priority Collateral, subject to customary exceptions. The ABL Facility requires us to maintain a minimum fixed charge coverage ratio of 1.1:1 if at any time excess availability is less than 10% of maximum availability; and requires us to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if excess availability falls below 12.5% of maximum availability for a period of five consecutive business days. The ABL Facility is secured by a first-priority lien on accounts receivable, inventory, cash and deposit accounts and a second-priority lien on all real estate, equipment and equity interests of Diamond under, and guarantors of, the ABL Facility. If we experience a change of control under the terms of the Term Loan or the ABL and the loans are not otherwise paid off in connection with the change of control, it would constitute an event of default. If any event of default occurs, the lenders would be able to terminate the loans and declare unpaid principal plus accrued and unpaid interest due immediately.
Notes
The Notes mature on March 15, 2019. Interest on the Notes is payable on March 15 and September 15 of each year, commencing September 15, 2014. On or after March 15, 2016, we may redeem all or a part of the Notes at a price equal to 103.500% of the principal amount of the Notes, plus accrued and unpaid interest, with such optional redemption prices decreasing to 101.750% on and after March 15, 2017 and 100.000% on and after March 15, 2018. Before March 15, 2016, we may redeem up to 35% of the Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 107.000% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption. Without an equity offering and before March 15, 2016, we may redeem some or all of the Notes at a price equal to 103.50% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to the redemption date and the make-whole premium. If we experience a change of control, Diamond must offer to purchase for cash all or any part of each holder’s Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any. The indenture, pursuant to which the Notes were issued, contains customary covenants that, among other things, limit our ability and our restricted subsidiaries’ ability to incur additional indebtedness, make restricted payments, enter into transactions with affiliates, create liens, pay dividends on or repurchase stock, make specified types of investments, and sell all or substantially all of their assets or merge with other companies. Each of the covenants is subject to a number of important exceptions and qualifications.
As of October 31, 2015, we were in compliance with all of the covenants under our debt arrangements.
For the three months ended October 31, 2015 and 2014, the blended interest rate for our borrowings was 5.29% and 5.28%, respectively. For the three months ended October 31, 2015 and 2014, the blended interest rate for our short-term borrowings was 1.92% and 1.67%, respectively.

Contractual Obligations and Commitments
Contractual obligations and commitments at October 31, 2015 were as follows (in millions). For obligations under our pension and other post-retirement benefit plans, refer to Note 13 to our Consolidated Financial Statements in our Form 10-K for the fiscal year ended July 31, 2015.

	Payments Due by Period
	Total	FY 2016	FY 2017 - FY 2018	FY 2019 - FY 2020	Thereafter
ABL Facility	$17.0	$17.0	$—	$—	$—
Long-term obligations	634.0	1.9	10.7	621.4	—
Interest on long-term obligations (1)	103.3	25.1	66.5	11.7	—
Capital leases	7.4	2.2	3.8	1.4	—
Interest on capital leases	0.8	0.3	0.4	0.1	—
Operating leases	33.5	3.5	9.4	8.6	12.0
Purchase commitments (2)	84.6	68.4	7.4	8.5	0.3
Other long-term liabilities (3)	4.6	0.9	2.5	1.2	—
Total (4)(5)	$885.2	$119.3	$100.7	$652.9	$12.3

(1)	Amounts represent the expected cash interest payments on our long-term debt. Interest on our variable rate debt was forecasted using a LIBOR forward curve analysis as of October 31, 2015.

(2)	Amounts represent primarily commitments to purchase inventory and equipment. Excludes purchase commitments under Walnut Purchase Agreements due to uncertainty of pricing and quantity.

(3)
Excludes $0.5 million in deferred rent liabilities. Additionally, the liability for uncertain tax positions ($1.1 million at October 31, 2015, excluding associated interest and penalties) has been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

(4)
In the above table, we did not include either the €0.5 million of deferred cash contingent consideration or the call and put options on the remaining 49% of Yellow Chips outstanding equity. See Note 3 to the Condensed Consolidated Financial Statements.

(5)
In the above table, we did not include the cash contingent consideration payable to Credit Suisse Securities (USA) LLC for their service provided related to the proposed merger with Snyder’s-Lance. This future payment is contingent upon the closing of the proposed merger and the amount will be based on the fair market value of the consideration paid or payable in connection with merger on the closing date. As discussed in the Registration Statement on Form S-4 filed by Snyder's-Lance on November 25, 2015, the cash contingent consideration was estimated to be approximately $14.2 million. The actual contingent consideration will be determined on the completion date of the proposed merger. See “Proposed Merger with Snyder’s-Lance, Inc.” and Note 1 to the Condensed Consolidated Financial Statements for further discussion of the proposed merger.

Off-balance Sheet Arrangements
As of October 31, 2015, we did not have any material off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.
Effects of Inflation
There has been no material change in our exposure to inflation from that discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, as filed with the SEC on October 1, 2015.
Critical Accounting Policies
There have been no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, as filed with the SEC on October 1, 2015.
Recent Accounting Pronouncements
See Note 2 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our exposure to market risk from that discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, as filed with the SEC on October 1, 2015.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to Diamond is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (our principal executive and principal financial officers) as appropriate to allow timely decisions regarding required disclosure. The President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that Diamond’s disclosure controls and procedures were effective as of October 31, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II— OTHER INFORMATION
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
Merger Related Litigation
In connection with the announcement of the proposed merger with Snyder’s-Lance, Inc., beginning on November 10, 2015, the first of several putative class action complaints was filed on behalf of purported Diamond stockholders; three in the Superior Court of California, San Francisco County and one in the Court of Chancery of the State of Delaware. The complaints variously name as defendants Diamond, the members of the Diamond board of directors, Snyder’s-Lance, Merger Sub I and Merger Sub II. The complaints generally allege, among other things, that the members of the Diamond board of directors breached their fiduciary duties to Diamond stockholders in connection with negotiating, entering into and approving the proposed merger agreement, and that Diamond, Snyder’s-Lance, and the merger subsidiaries aided and abetted such breaches of fiduciary duties. The complaints seek, among other relief, injunctive relief, including to enjoin completion of the proposed merger, certain other declaratory and equitable relief, damages, and costs and fees.
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
We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to the marketing and labeling of products, intellectual property, contracts, product recalls, product liability, employment matters, environmental matters or other aspects of our business. For example, in 2014, we were sued by various parties alleging that certain ingredients contained in our Kettle Brand chips and TIAS Tortilla Chips are not natural. Even when not merited, the defense of lawsuits and claims may divert our management’s attention, and we may incur significant expenses in defending these lawsuits and claims.
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
As a food company, we are subject to extensive government regulation, including regulation of the manufacturing, transportation, processing, product quality, packaging, storage, import, export, distribution and labeling of our products. There may be changes in the legal and regulatory environment, and governmental entities or agencies in jurisdictions where we operate may impose new manufacturing, transportation, processing, packaging, storage, import, export, distribution, labeling or other restrictions, any of which could increase our costs and affect our profitability. For example, in June 2015, the U.S. Food and Drug Administration (“FDA”) declared that the use of partially hydrogenated oils in food is no longer “generally recognized as safe” (often referred to as GRAS), effectively banning the use of partially hydrogenated oils in food, and established a transition period for companies to comply with the new regulations. Some of our products currently contain partially hydrogenated oils, and we are reformulating those products. Additionally, in September 2015, the FDA released major new food safety regulations governing the production and handling of food, and we may incur costs to comply with these new regulations. We have incurred and expect to continue to incur costs to comply with these new regulations. To the extent that consumer concerns about partially hydrogenated oils increase or reformulation efforts are not successful, our business and results of operations could also be harmed. In addition, various regulatory authorities and others have paid increasing attention to the effect on humans due to the consumption of acrylamide-a naturally-occurring chemical compound that is formed in the process of cooking many foods, including potato chips, and a potential carcinogen-and have imposed additional regulatory requirements. In the State of California, we are required to warn about the presence of acrylamide and other potential carcinogens in our products. If consumer concerns about acrylamide increase or this or other substances are regulated further or not allowed in food products, demand for affected products could decline or we may be unable to sell some of our products and our revenues and business could be harmed. Efforts to reformulate products may be expensive or unsuccessful or may fail to meet consumer expectations, in which event our revenues or business would be harmed. Our manufacturing operations are subject to various national, regional or state and local laws and regulations that require us to obtain licenses relating to customs, health and safety, building and land use and environmental protection. We are also subject to environmental regulations governing the discharge into the air, and the generation, handling, storage, transportation, treatment and disposal of waste materials as well as regulations relating to noise and odor. New or amended statutes and regulations, increased production at our existing facilities and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits, could require us to change our methods of operations, and could require us to implement remediation plans, any of which could be costly. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, all of which could have an adverse effect on our business.
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
The inappropriate use of certain media vehicles could cause brand damage or information leakage. Negative posts or comments about us or our brands on any social networking web site could seriously damage our reputation or the reputation of our brands. In addition, the disclosure of non-public information through external media vehicles could lead to information loss and other issues. Identifying new points of entry as social media, and our use of social media, continues to expand presents new challenges. Any business interruptions, information loss or damage to our or our brands’ reputation could adversely impact our business, financial condition and operating results.

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

Risks Related to the Proposed Merger
Completion of our proposed merger with Snyder’s-Lance is subject to many conditions and if these conditions are not satisfied or waived, the proposed merger will not be completed.
We have agreed to be acquired in a proposed merger with Snyder’s-Lance, Inc., and the obligations of each party to consummate the proposed merger is conditioned on, among other things:

•	approval of the proposed merger by our stockholders;

•	approval of the issuance of shares of Snyder’s-Lance common stock in the merger by the Snyder’s-Lance stockholders;

•	expiration of any applicable waiting period under U.S. antitrust laws;

•	absence of any injunction or other order, or any other law, statute or regulation, issued by any governmental authority prohibiting the completion of the transaction;

•	effectiveness of the registration statement with respect to the offer and sale of Snyder’s-Lance common stock to be issued in the proposed merger,;

•	approval for listing on the Nasdaq Global Select Market of the shares of Snyder’s-Lance common stock to be issued in the proposed merger;

•	accuracy of each party’s respective representations and warranties that are contained in the merger agreement;

•	absence of a material adverse effect on us; and

•	delivery of a tax opinion from our tax counsel to the effect that the proposed merger will be a tax-free reorganization.
There can be no assurance that the conditions to closing of the proposed merger will be satisfied or waived or that the proposed merger will be completed.
We may have difficulty attracting, motivating and retaining executives and other key employees in light of the proposed merger with Snyder’s-Lance.
Uncertainty among our employees about their future roles after the completion of the proposed merger with Snyder’s-Lance may impair our ability to attract, retain and motivate key personnel. In addition, some of our key employees are entitled to accelerated vesting of outstanding equity awards as a result of the completion of the proposed merger, or to severance payments if they terminate their employment after the proposed merger as a result of specified circumstances, including changes in their duties, positions, compensation and benefits, or their primary office location. These factors may encourage some key employees to consider career changes, distracting them from performing their duties to our company. In addition, distractions for the workforce and management associated with activities of labor unions or with the process of integrating our employees into the Snyder’s-Lance workforce could arise in the time before completion of the proposed merger. Any of these issues could have an adverse effect on our business operations and financial performance.
The proposed merger is subject to the receipt of consents, approvals and non-objections from antitrust regulators, which may impose conditions on, jeopardize or delay the completion of the proposed merger, result in additional expenditures of our money and other resources or reduce the anticipated benefits of the proposed merger; alternatively, antitrust regulators may preclude the completion of the proposed merger altogether.
The completion of the proposed merger is conditioned upon filings with, and the receipt of required consents, orders, approvals, non-objections or clearances from antitrust regulators. We intend to pursue these consents, orders, approvals, non-objections and clearances in accordance with the merger agreement. There can be no assurance, however, that these consents, orders, approvals, non-objections and clearances will be obtained or, if they are obtained, that they will not impose conditions on, or require divestitures relating to, the divisions, operations or assets of Diamond. Any conditions or divestitures may jeopardize or delay the completion of the proposed merger, result in additional expenditures of money and resources or reduce the anticipated benefits of the proposed merger, or prevent the completion of the merger. Additionally, if the Federal Trade Commission or the Antitrust Division of the U.S. Department of Justice challenges the completion of the proposed merger, our stock price could be material adversely affected.

Our important business relationships may be disrupted due to uncertainties associated with the proposed merger, which could adversely affect our business.
Some of the parties with which we do business may be uncertain about their business relationships with us as a result of the proposed merger. For example, customers, distributors, suppliers, brokers, vendors and others may attempt to negotiate changes in their existing business relationships with us or they may consider entering into alternative business relationships with other parties. Some of our customers, distributors, suppliers, brokers, vendors and others may have rights to terminate contracts that are triggered upon completion of the proposed merger. These disruptions could have an adverse effect on our businesses, financial condition or results of operations, or the prospects of the combined business. Any delay in completion of the proposed merger, or termination of the merger agreement, could exacerbate these risks and adverse effects.

The merger agreement limits our ability to pursue alternatives to the proposed merger and may discourage other companies from trying to acquire us for more consideration than what Snyder’s-Lance has agreed to pay.
The merger agreement contains provisions that make it more difficult for us to sell our business to a party other than Snyder’s-Lance. These provisions include a prohibition, subject to some exceptions, on us soliciting acquisition proposals or offers for an alternative transaction. Further, there are only limited exceptions to our agreement that our board will not withdraw, qualify or modify, or publicly propose to withdraw, qualify or modify, the recommendation of the our board in favor of the adoption of the merger agreement. If Diamond were to withdraw its recommendation and terminate the merger agreement in accordance with its terms to accept an unsolicited alternative acquisition proposal, we would be required to pay a termination fee of $54 million to Snyder’s-Lance, and would still be required to submit the adoption of the proposed merger agreement to a vote of our stockholders.

Various lawsuits that have been filed challenging the proposed merger may prevent the proposed merger from being completed.
Lawsuits challenging the proposed merger have been filed and other similar lawsuits may be filed in the future. An adverse ruling in any such lawsuit may prevent the proposed merger from being completed. In connection with the proposed merger, two putative class action complaints were filed on behalf of purported Diamond stockholders in the Superior Court of California, San Francisco County, and one putative class action complaint was filed in the Court of Chancery of the State of Delaware. The complaints name as defendants Diamond, the members of the Diamond board of directors, Snyder’s-Lance, Merger Sub I and Merger Sub II. The complaints generally allege, among other things, that the members of our board of directors breached their fiduciary duties to our stockholders in connection with negotiating, entering into and approving the merger agreement, and that we, Snyder’s-Lance, Merger Sub I and Merger Sub II aided and abetted those breaches of fiduciary duties. The complaints seek, among other things, injunctive relief, including enjoining completion of the proposed merger, other declaratory and equitable relief, damages, and costs and fees.
One of the conditions to completion of the proposed merger is the absence of any applicable law or any order being in effect that prohibits completion of the proposed merger. Accordingly, if a plaintiff is successful in obtaining an order enjoining completion of the proposed merger, then such order may prevent the proposed merger from being completed, or from being completed within the expected time frame. In addition, we intend to defend the lawsuits vigorously, which may involve considerable expense.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended October 31, 2015, we repurchased shares of our common stock as follows:

Period	Total number of shares repurchased(1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans	Approximate Dollar value of shares that may yet be purchased under the plans
August 1 — August 31, 2015	363	$32.19	—	$—
September 1 — September 30, 2015	920	$30.43	—	$—
October 1 — October 31, 2015	38,151	$31.42	—	$—
Total	39,434	$31.41	—	$—

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
On December 9, 2015, Diamond amended its Senior Executive Incentive Plan and Annual Incentive Plan (together, “Plans”). Under the Plans, as amended, in the event the closing of Diamond’s proposed merger with Snyder’s-Lance, Inc. occurs prior to July 31, 2016 or on or after July 31, 2016 but before the determination of whether previously-established performance metrics have been satisfied, then:

•
performance metric achievement and funding under the Plans will be determined by comparing Diamond’s actual performance through the end of the month preceding the closing of the merger against the applicable gross profit and EBITDA targets under the Annual Incentive Plan and net sales target under the Senior Executive Incentive Plan established for the fiscal 2016 period up to and including such month-end (which, for the full fiscal 2016 period are the same target(s) as originally established for fiscal 2016);

•
individual performance metrics will be deemed 100% satisfied unless otherwise determined by the Compensation Committee of Diamond’s board of directors, or by Diamond’s Chief Executive Officer (except with respect to his own individual performance metrics);

•	target and maximum bonus figures will be based on the participant’s base salary through the closing of the merger (resulting in a prorated bonus payment);

•	payment will be made no later than the first to occur of (i) two and one-half months following the month-end used to calculate performance and (ii) October 15, 2016; and

•
if, after closing of the merger but before the payment of bonuses, a participant’s service is terminated without cause or due to a resignation for good reason (as defined in the Annual Incentive Plan), then such participant’s bonus will be payable when bonuses are generally paid to other participants under the Plans.

The applicable target under the Senior Executive Incentive Plan must be achieved for our executive officers to receive a fiscal 2016-related bonus payment with respect to the criteria established under the Annual Incentive Plan. Copies of the amended and restated Annual Incentive Plan and the amended and restated Senior Executive Incentive Plan are filed as exhibits to this report.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND FOODS, INC.

Date:	December 9, 2015	By:	/s/ Raymond P. Silcock
Raymond P. Silcock Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Filed with This Report	Exhibit	Incorporated by Reference
Number	Exhibit Title			Form	File No.	Date Filed
10.13*	Annual Incentive Plan as amended and restated December 9, 2015	X
10.14*	Senior Executive Incentive Plan as amended and restated December 9, 2015	X
31.01	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	X
31.02	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	X
32.01	Section 1350 Certifications	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates management contract or compensatory plan or arrangement.
All other schedules, which are included in the applicable accounting regulations of the Securities and Exchange Commission, are not required here because they are not applicable.